Form 10-Q
period 2016-04-30
BEST BUY CO INC
filed 2016-06-09
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 322,752,742 shares of common stock outstanding as of June 3, 2016.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
($ in millions) (unaudited)

	April 30, 2016	January 30, 2016	May 2, 2015
Assets
Current assets
Cash and cash equivalents	$1,845	$1,976	$2,173
Short-term investments	1,220	1,305	1,566
Receivables, net	1,097	1,162	995
Merchandise inventories	4,719	5,051	4,930
Other current assets	401	392	465
Total current assets	9,282	9,886	10,129
Property and equipment, net	2,332	2,346	2,244
Goodwill	425	425	425
Intangibles, net	18	18	18
Other assets	813	813	863
Non-current assets held for sale	31	31	33
Total assets	$12,901	$13,519	$13,712

Liabilities and equity
Current liabilities
Accounts payable	$4,397	$4,450	$4,584
Unredeemed gift card liabilities	379	409	385
Deferred revenue	349	357	304
Accrued compensation and related expenses	277	384	277
Accrued liabilities	791	802	743
Accrued income taxes	97	128	45
Current portion of long-term debt	44	395	383
Total current liabilities	6,334	6,925	6,721
Long-term liabilities	807	877	906
Long-term debt	1,334	1,339	1,217
Equity
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 324,000,000, 324,000,000 and 353,000,000 shares, respectively	32	32	35
Prepaid share repurchase	—	(55)	—
Additional paid-in capital	—	—	494
Retained earnings	4,078	4,130	4,009
Accumulated other comprehensive income	316	271	330
Total equity	4,426	4,378	4,868
Total liabilities and equity	$12,901	$13,519	$13,712

NOTE:  The Consolidated Balance Sheet as of January 30, 2016, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
($ in millions, except per share amounts) (unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Revenue	$8,443	$8,558
Cost of goods sold	6,298	6,520
Restructuring charges – cost of goods sold	—	8
Gross profit	2,145	2,030
Selling, general and administrative expenses	1,744	1,766
Restructuring charges	29	178
Operating income	372	86
Other income (expense)
Gain on sale of investments	2	2
Investment income and other	6	7
Interest expense	(20)	(20)
Earnings from continuing operations before income tax expense	360	75
Income tax expense	134	38
Net earnings from continuing operations	226	37
Gain from discontinued operations (Note 2), net of tax benefit of $3 and $3	3	92
Net earnings	$229	$129

Basic earnings per share
Continuing operations	$0.70	$0.11
Discontinued operations	0.01	0.26
Basic earnings per share	$0.71	$0.37

Diluted earnings per share
Continuing operations	$0.69	$0.10
Discontinued operations	0.01	0.26
Diluted earnings per share	$0.70	$0.36

Dividends declared per common share	$0.73	$0.74

Weighted-average common shares outstanding (in millions)
Basic	323.6	352.4
Diluted	326.7	357.6

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
($ in millions) (unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Net earnings	$229	$129
Foreign currency translation adjustments	45	15
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	(67)
Comprehensive income	$274	$77

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Change in Shareholders' Equity
($ and shares in millions) (unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at January 30, 2016	324	$32	$(55)	$—	$4,130	$271	$4,378	$—	$4,378
Net earnings, three months ended April 30, 2016	—	—	—	—	229	—	229	—	229
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	45	45	—	45
Stock-based compensation	—	—	—	31	—	—	31	—	31
Restricted stock vested and stock options exercised	3	1	—	17	—	—	18	—	18
Settlement of accelerated share repurchase	—	—	55	—	—	—	55	—	55
Issuance of common stock under employee stock purchase plan	—	—	—	3	—	—	3	—	3
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	6	—	—	6	—	6
Common stock dividends, $0.73 per share	—	—	—	—	(238)	—	(238)	—	(238)
Repurchase of common stock	(3)	(1)	—	(57)	(43)	—	(101)	—	(101)
Balances at April 30, 2016	324	$32	$—	$—	$4,078	$316	$4,426	$—	$4,426

Balances at January 31, 2015	352	$35	$—	$437	$4,141	$382	$4,995	$5	$5,000
Net earnings, three months ended May 2, 2015	—	—	—	—	129	—	129	—	129
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	15	15	—	15
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	(67)	(67)	—	(67)
Sale of noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	—	27	—	—	27	—	27
Restricted stock vested and stock options exercised	1	—	—	22	—	—	22	—	22
Issuance of common stock under employee stock purchase plan	—	—	—	3	—	—	3	—	3
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	5	—	—	5	—	5
Common stock dividends, $0.74 per share	—	—	—	—	(261)	—	(261)	—	(261)
Balances at May 2, 2015	353	$35	$—	$494	$4,009	$330	$4,868	$—	$4,868

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
($ in millions) (unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015
Operating activities
Net earnings	$229	$129
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation	162	163
Restructuring charges	29	186
Gain on sale of business, net	—	(99)
Stock-based compensation	31	27
Deferred income taxes	8	(25)
Other, net	(12)	3
Changes in operating assets and liabilities:
Receivables	73	302
Merchandise inventories	365	261
Other assets	(30)	4
Accounts payable	(73)	(446)
Other liabilities	(211)	(309)
Income taxes	(88)	(206)
Total cash provided by (used in) operating activities	483	(10)

Investing activities
Additions to property and equipment	(136)	(124)
Purchases of investments	(591)	(547)
Sales of investments	683	440
Proceeds from sale of business, net of cash transferred upon sale	—	48
Change in restricted assets	(2)	(36)
Settlement of net investment hedges	—	5
Other, net	4	—
Total cash used in investing activities	(42)	(214)

Financing activities
Repurchase of common stock	(52)	—
Repayments of debt	(362)	(8)
Dividends paid	(238)	(261)
Issuance of common stock	21	25
Other, net	19	6
Total cash used in financing activities	(612)	(238)
Effect of exchange rate changes on cash	40	9
Decrease in cash and cash equivalents	(131)	(453)
Cash and cash equivalents at beginning of period, excluding held for sale	1,976	2,432
Cash and cash equivalents held for sale at beginning of period	—	194
Cash and cash equivalents at end of period	$1,845	$2,173

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The first three months of fiscal 2017 and fiscal 2016 included 13 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No such events were identified for this period.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 1, 2016, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. Other than as described in Note 2, Discontinued Operations, no such events were identified for this period.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. We adopted the new guidance in the first quarter of fiscal 2017, and the adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance was issued to simplify the accounting for share-based payment transactions and includes several changes, including the requirement to recognize the income tax effects of awards that vest or settle as income tax expense and clarification of the presentation of certain components of share-based awards in the statement of cash flows. The new guidance will first apply in the first quarter of our fiscal 2018. We are still in the process of evaluating the effect of adoption on our financial statements.

Changes in Accounting Principles

In the fourth quarter of fiscal 2016, we adopted the following ASUs:

•
The FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in April 2015 and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, in August 2015. The new guidance aligned the treatment of debt issuance costs, with the exception of debt issuance costs related to lines of credit, with the treatment of debt discounts, so that the debt issuance costs are presented on the balance sheet as a direct deduction from the carrying amount of that debt liability. In the fourth quarter of fiscal 2016, we retrospectively adopted ASU 2015-03 and ASU 2015-15. The adoption did not have a material impact on our results of operations, cash flows or financial position.

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

The following table reconciles the balance sheet line items impacted by the adoption of these two standards at May 2, 2015:

Balance Sheet	May 2, 2015 Reported	ASU 2015-03 & 2015-15 Adjustments	ASU 2015-17 Adjustments	May 2, 2015 Adjusted
Other current assets	$732	$(2)	$(265)	$465
Other assets	603	(5)	265	863
Total assets	$13,719	$(7)	$—	$13,712

Long-term debt	$1,224	$(7)	$—	$1,217
Total liabilities & equity	$13,719	$(7)	$—	$13,712

2.	Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. During the fourth quarter of fiscal 2015, we entered into a definitive agreement to sell our Five Star business to Yingtan City Xiangyuan Investment Limited Partnership and Zhejiang Jiayuan Real Estate Group Co. On February 13, 2015, we completed the sale of Five Star and recognized a gain on sale of $99 million. Following the sale of Five Star, we continued to hold one retail property in Shanghai, China, which remained held for sale at April 30, 2016. In May 2016, we completed the sale of the property and expect to record a gain on sale in the second quarter of fiscal 2017. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The aggregate financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended
	April 30, 2016	May 2, 2015
Revenue	$—	$212
Loss from discontinued operations before income tax benefit	—	(10)
Income tax benefit	3	3
Gain on sale of discontinued operations	—	99
Net gain from discontinued operations	$3	$92

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

Level 2 — Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in non-active markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.

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

The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 30, 2016, January 30, 2016, and May 2, 2015, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value at
	Fair Value Hierarchy	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Cash and cash equivalents
Money market funds	Level 1	$56	$51	$6
Corporate bonds	Level 2	—	—	22
Commercial paper	Level 2	93	265	231
Time deposits	Level 2	454	306	223
Short-term investments
Corporate bonds	Level 2	78	193	320
Commercial paper	Level 2	110	122	237
International government bonds	Level 2	—	—	21
Time deposits	Level 2	1,032	990	988
Other current assets
Foreign currency derivative instruments	Level 2	—	18	13
Time deposits	Level 2	79	79	90
Other assets
Interest rate swap derivative instruments	Level 2	15	25	7
Auction rate securities	Level 3	2	2	2
Marketable securities that fund deferred compensation	Level 1	96	96	98

LIABILITIES
Accrued Liabilities
Foreign currency derivative instruments	Level 2	13	1	5
Interest rate swap derivative instruments	Level 2	—	—	2

There were no transfers between levels during the periods presented. In addition, there was no change in the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the periods presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money market funds. Our money market fund investments were measured at fair value as they trade in an active market using quoted market prices and, therefore, were classified as Level 1.

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

International government bonds. Our international government bond investments were measured at fair value using quoted market prices. They were classified as Level 2 as they trade in a non-active market for which bond prices are readily available.

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

Auction rate securities. Our investments in auction rate securities ("ARS") were classified as Level 3 as quoted prices were unavailable. Due to limited market information, we utilized a discounted cash flow ("DCF") model to derive an estimate of fair value. The assumptions we used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in our Condensed Consolidated Statements of Earnings.

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring impairments recorded during the three months ended April 30, 2016, and May 2, 2015 ($ in millions):

	Three Months Ended		Three Months Ended
	April 30, 2016		May 2, 2015
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value(1)
Property and equipment (non-restructuring)	$5	$—	$11	$9
Restructuring activities(2)
Tradename	—	—	40	—
Property and equipment	7	—	29	—
Total	$12	$—	$80	$9

(1)	Remaining net carrying value approximates fair value.

(2)	See Note 5, Restructuring Charges, for additional information.

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

Fair Value of Financial Instruments

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, other investments, accounts payable, other payables and long-term debt. The fair values of cash, receivables, accounts payable and other payables approximated carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate fair value. See Note 6, Debt, for information about the fair value of our long-term debt.

4.    Goodwill and Intangible Assets

The carrying values of goodwill and indefinite-lived tradenames for the Domestic segment were $425 million and $18 million at April 30, 2016, and $425 million and $18 million at January 30, 2016. The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the three months ended May 2, 2015 ($ in millions):

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

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment ($ in millions):

	April 30, 2016		January 30, 2016		May 2, 2015
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,100	$(675)	$1,100	$(675)

5.    Restructuring Charges

Charges incurred in the three months ended April 30, 2016, and May 2, 2015, for our restructuring activities were as follows ($ in millions):

	Three Months Ended
	April 30, 2016	May 2, 2015
Renew Blue Phase 2	$27	$—
Canadian brand consolidation	(1)	188
Renew Blue(1)	3	(2)
Other restructuring activities(2)	—	—
Total restructuring charges	$29	$186

(1)
Represents activity related to our remaining vacant space liability, primarily in our International segment, for our Renew Blue restructuring program which began in the fourth quarter of fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $11 million at April 30, 2016.

(2)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $16 million at April 30, 2016.

Renew Blue Phase 2

In the first quarter of fiscal 2017, we took several strategic actions to eliminate and simplify certain components of our operations and restructure certain field and corporate teams as part of our Renew Blue Phase 2 plan. We incurred $27 million of charges related to Phase 2 of the plan during the first three months of fiscal 2017, which primarily consisted of employee termination benefits and property and equipment impairments.

All restructuring charges related to this plan are from continuing operations and are presented in restructuring charges in our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred during the three months ended April 30, 2016 for Renew Blue Phase 2 was as follows ($ in millions):

Domestic
Property and equipment impairments	$7
Termination benefits	20
Total Renew Blue - Phase 2 restructuring charges	$27

The following table summarizes our restructuring accrual activity during the three months ended April 30, 2016, related to termination benefits as a result of Renew Blue Phase 2 ($ in millions):

Termination Benefits
Balances at January 30, 2016	$—
Charges	19
Cash payments	(4)
Balances at April 30, 2016	$15

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. For the first three months of fiscal 2017 we recognized a benefit of $1 million related to our Canadian brand consolidation, which was due to changes in our facility closure and other costs assumptions. In the first three months of 2016 we incurred $188 million of restructuring charges, which primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs.

The inventory write-downs related to our Canadian brand consolidation are presented in restructuring charges – cost of goods sold in our Condensed Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in restructuring charges in our Condensed Consolidated Statements of Earnings. The composition of total restructuring charges we incurred for the Canadian brand consolidation in the three months ended April 30, 2016, and May 2, 2015, as well as the cumulative amount incurred through April 30, 2016, was as follows ($ in millions):

	Three Months Ended
	April 30, 2016	May 2, 2015	Cumulative Amount
Inventory write-downs	$—	$8	$3
Property and equipment impairments	—	29	30
Tradename impairment	—	40	40
Termination benefits	—	24	25
Facility closure and other costs	(1)	87	101
Total Canadian brand consolidation restructuring charges	$(1)	$188	$199

The following tables summarize our restructuring accrual activity during the three months ended April 30, 2016, and May 2, 2015, related to termination benefits and facility closure and other costs associated with Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 30, 2016	$2	$64	$66
Charges	—	—	—
Cash payments	(1)	(11)	(12)
Adjustments(1)	—	(1)	(1)
Changes in foreign currency exchange rates	—	6	6
Balances at April 30, 2016	$1	$58	$59

(1) Adjustments to facility closure and other costs represent changes in sublease assumptions.

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$—	$—	$—
Charges	24	98	122
Cash payments	(17)	(3)	(20)
Changes in foreign currency exchange rates	1	3	4
Balances at May 2, 2015	$8	$98	$106

6.    Debt

Long-term debt consisted of the following ($ in millions):

	April 30, 2016	January 30, 2016	May 2, 2015
2016 Notes	$—	$350	$350
2018 Notes	500	500	500
2021 Notes	650	650	650
Interest rate swap valuation adjustments	15	25	5
Subtotal	1,165	1,525	1,505
Debt discounts and issuance costs	(6)	(7)	(8)
Financing lease obligations	184	178	60
Capital lease obligations	35	38	43
Total long-term debt	1,378	1,734	1,600
Less: current portion(1)	(44)	(395)	(383)
Total long-term debt, less current portion	$1,334	$1,339	$1,217

(1)
Our 2016 Notes, due March 15, 2016, were classified in our current portion of long-term debt as of January 30, 2016 and May 2, 2015, respectively. In March 2016, we repaid the 2016 Notes using existing cash resources.

The fair value of total long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,249 million, $1,543 million, and $1,572 million at April 30, 2016, January 30, 2016, and May 2, 2015, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,165 million, $1,525 million, and $1,505 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

See Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

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

We record all derivative instruments on our Condensed Consolidated Balance Sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting. We formally document all hedging relations at inception for derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. In addition, we have derivatives which are not designated as hedging instruments.

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

Interest Rate Swaps

We use "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on our 2018 Notes and 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are therefore accounted as a fair value hedge using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Condensed Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at April 30, 2016, January 30, 2016, and May 2, 2015 ($ in millions):

	April 30, 2016		January 30, 2016		May 2, 2015
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$—	$11	$15	$1	$8	$2
Derivatives designated as interest rate swaps(2)	15	—	25	—	7	2
No hedge designation (foreign exchange forward contracts)(1)	—	2	3	—	5	3
Total	$15	$13	$43	$1	$20	$7

(1)	The fair value is recorded in other current assets or accrued liabilities.

(2)	The fair value is recorded in other assets or long-term liabilities.

The following table presents the effects of derivative instruments on Other Comprehensive Income ("OCI") and on our Condensed Consolidated Statements of Earnings for the three months ended April 30, 2016, and May 2, 2015 ($ in millions):

	Three Months Ended
	April 30, 2016		May 2, 2015
Contract Type	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	$(22)	$—	$(9)	$—

The following tables present the effects of derivative instruments on our Condensed Consolidated Statements of Earnings for the three months ended April 30, 2016, and May 2, 2015 ($ in millions):

	Gain (Loss) Recognized within SG&A
	Three Months Ended
Contract Type	April 30, 2016	May 2, 2015
No hedge designation (foreign exchange forward contracts)	$(5)	$(5)

	Gain (Loss) Recognized within Interest Expense
	Three Months Ended
Contract Type	April 30, 2016	May 2, 2015
Interest rate swap gain (loss)	$(10)	$4
Adjustments to carrying value of long-term debt	10	(4)
Net impact on Condensed Consolidated Statements of Earnings	$—	$—

The following table presents the notional amounts of our derivative instruments at April 30, 2016, January 30, 2016, and May 2, 2015 ($ in millions):

	Notional Amount
Contract Type	April 30, 2016	January 30, 2016	May 2, 2015
Derivatives designated as net investment hedges	$204	$208	$222
Derivatives designated as interest rate swaps	750	750	750
No hedge designation (foreign exchange forward contracts)	95	94	199
Total	$1,049	$1,052	$1,171

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations for the three months ended April 30, 2016, and May 2, 2015 ($ and shares in millions):

	Three Months Ended
	April 30, 2016	May 2, 2015
Numerator
Net earnings from continuing operations	$226	$37

Denominator
Weighted-average common shares outstanding	323.6	352.4
Dilutive effect of stock compensation plan awards	3.1	5.2
Weighted-average common shares outstanding, assuming dilution	326.7	357.6

Net earnings per share from continuing operations
Basic	$0.70	$0.11
Diluted	$0.69	$0.10

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 9.1 million and 10.1 million shares of our common stock for the three months ended April 30, 2016, and May 2, 2015, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented, and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.    Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three months ended April 30, 2016, and May 2, 2015 ($ in millions):

Foreign Currency Translation
Balances at January 30, 2016	$271
Foreign currency translation adjustments	45
Balances at April 30, 2016	$316

Foreign Currency Translation
Balances at January 31, 2015	$382
Foreign currency translation adjustments	15
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(67)
Balances at May 2, 2015	$330

The gains and losses on our net investment hedges, which are included in foreign currency translation, were not material for the periods presented. There is generally no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested.

10.    Repurchase of Common Stock

We have a $5.0 billion share repurchase program that was authorized by our Board of Directors in June 2011. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. As of January 30, 2016, $3.0 billion remained available for share repurchases. On February 25, 2016, we announced our intent to repurchase up to an additional $1.0 billion over 2 years.

On January 22, 2016, we entered into a variable notional accelerated share repurchase agreement ("ASR") with a third party financial institution to repurchase $150 million to $175 million of our common stock. Under the agreement, we paid $175 million at the beginning of the contract and received an initial delivery of 4.4 million shares on January 25, 2016. We retired these shares and recorded a $120 million reduction to stockholders' equity. As of January 30, 2016 the remaining $55 million was included as a reduction of stockholders' equity in Prepaid share repurchase in the Condensed Consolidated Balance Sheets. The ASR was settled on February 17, 2016, for a final notional amount of $165 million. Accordingly, we received 1.6 million shares, which were retired, and a $10 million cash payment from our counter-party equal to the difference between the $175 million up-front payment and the final notional amount.

The following table presents information regarding the shares we repurchased during the three months ended April 30, 2016, noting that we had no repurchases for the three months ended May 2, 2015 ($, except per share amounts, and shares in millions):

Three Months Ended
April 30, 2016
Total cost of shares repurchased
Open market(1)	$56
Settlement of January 2016 ASR	45
Total	$101

Average price per share
Open market	$32.41
Settlement of January 2016 ASR	$28.55
Average	$30.55

Number of shares repurchased and retired
Open market(1)	1.7
Settlement of January 2016 ASR	1.6
Total	3.3

(1)
Of the $56 million of shares repurchased, $4.0 million, or 0.1 million shares, in trades remained unsettled as of April 30, 2016. The liability for unsettled trades is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

At April 30, 2016, approximately $2.9 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares are retired and constitute authorized but unissued shares.

11.    Segments

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two segments: Domestic (which is comprised of all operations within the U.S. and its districts and territories) and International (which is comprised of all operations outside the U.S. and its territories). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Domestic segment and the International segment. The Domestic and International segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

We aggregate our Canada and Mexico businesses into one International operating segment. Our Domestic and International operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended
	April 30, 2016	May 2, 2015
Domestic	$7,829	$7,890
International	614	668
Total revenue	$8,443	$8,558

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended
	April 30, 2016	May 2, 2015
Domestic	$372	$304
International	—	(218)
Total operating income	372	86
Other income (expense)
Gain on sale of investments	2	2
Investment income and other	6	7
Interest expense	(20)	(20)
Earnings from continuing operations before income tax expense	$360	$75

Assets by reportable segment were as follows ($ in millions):

	April 30, 2016	January 30, 2016	May 2, 2015
Domestic	$11,562	$12,318	$12,388
International	1,339	1,201	1,324
Total assets	$12,901	$13,519	$13,712

12.    Contingencies

We are involved in a number of legal proceedings. Where appropriate, we have made accruals with respect to these matters, which are reflected in our condensed consolidated financial statements. However, there are cases where liability is not probable or the amount cannot be reasonably estimated and therefore accruals have not been made. We provide disclosure of matters where we believe it is reasonably possible the impact may be material to our condensed consolidated financial statements.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act (PSLRA). Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. Oral argument was held in October 2015. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. That Petition is pending. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

The plaintiffs in the above securities actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. As stated above, we believe the allegations in the above securities actions are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above securities actions, their respective procedural litigation history and the degree to which we intend to defend our company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated.

Cathode Ray Tube Action

On November 14, 2011, we filed a lawsuit captioned In re Cathode Ray Tube Antitrust Litigation in the United States District Court for the Northern District of California. We allege that the defendants engaged in price fixing in violation of antitrust regulations relating to cathode ray tubes for the time period between March 1, 1995, through November 25, 2007. In connection with this action, we received settlement proceeds net of legal expenses and costs in the amount of $75 million during fiscal 2016. In the first quarter of fiscal 2017, we settled with the remaining defendants for a total of $161 million, net of legal expenses and costs; $127 million of which we have received and $34 million of which we expect to receive in January 2017 or earlier.  This matter is now resolved.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in seven sections:

•	Overview

•	Business Strategy Update

•	Fiscal 2017 Trends

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance-Sheet Arrangements and Contractual Obligations

•	Significant Accounting Policies and Estimates

•	New Accounting Pronouncements

•	Safe Harbor Statement Under the Private Securities Litigation Reform Act

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We are a leading provider of technology products, services and solutions. We offer these products and services to the customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have operations in the U.S., Canada, Mexico and China. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its districts and territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our business, like that of many retailers, is seasonal. A higher proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico ("Holiday").

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, has a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, beginning in fiscal 2016, all Canadian store and website revenue has been removed from the comparable sales base and the International segment no longer has a comparable metric. Enterprise comparable sales equals the Domestic segment comparable sales.

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

Non-GAAP Considerations

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as constant currency, non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share ("EPS") from continuing operations and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP measures. On a consistent basis, non-GAAP measures include adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on investments. In addition, certain other items may be excluded from non-GAAP financial measures when we believe this provides greater clarity to management and our investors. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

In addition, our non-GAAP financial guidance does not reflect the potential impact of non-GAAP adjustments, which include (but, in future periods, may not be limited to) restructuring charges, CRT and LCD settlements, asset impairments, gains and losses on investments, other brand consolidation costs and the tax effect of such items. We cannot reliably predict or estimate if and when these types of transactions or adjustments may occur or their impact to our financial statements.

In our discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. We also use the term "constant currency", which represents results adjusted to exclude foreign currency impacts. Foreign currency impact represents the difference in results that is attributable to fluctuations in currency exchanges rates we use to convert the results of our International segment where the functional currency is not the U.S. dollar. We calculate the impact as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period’s currency exchange rates. We believe the disclosure of revenue changes in constant currency provides useful supplementary information to investors in light of significant fluctuations in currency rates and our ongoing inability to report comparable store sales for the International segment as a result of the Canadian brand consolidation.

Refer to the Non-GAAP Financial Measures section below for the detailed reconciliation of items that impacted the non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings from continuing operations and non-GAAP diluted EPS from continuing operations in the presented periods.

Refer to the Other Financial Measures section below for the detailed reconciliation of items that impacted the non-GAAP debt to EBITDAR ratio. Management believes this ratio is an important indicator of our creditworthiness. Furthermore, we believe that our non-GAAP debt to EBITDAR ratio is important for understanding our financial position and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations and to fund our future growth. We also believe our non-GAAP debt to EBITDAR ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location and the alternative that results in the highest return to our shareholders.

Business Strategy Update

In the first quarter of fiscal 2017, we delivered better than expected Enterprise revenue of $8.4 billion, our operating income rate increased to 4.4%, and our earnings per share increased to $0.69 versus $0.10 last year. On a non-GAAP basis, we delivered a 30 basis point improvement in our non-GAAP operating income rate to 2.9% and non-GAAP earnings per share of $0.44 versus $0.37 last year. In the Domestic segment, we delivered better than expected essentially flat comparable sales versus our guidance of a 1% to 2% decline.

Contributing to these better than expected results was the strong performance in our online channel, which reported 23.9% Domestic comparable online sales growth in the first quarter of fiscal 2017. Similar to the trend that began in the fourth quarter of fiscal 2016, from a merchandising perspective, we saw strong year-over-year sales growth in health and wearables, home theater and appliances, offset by continued softness in mobile phones and tablets.

Industry sales in the NPD reported categories declined 1.9% during the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015, including the benefit of the shift of the Super Bowl into the first quarter of fiscal 2017. We also saw significant gains in our Net Promoter Score ("NPS"), which improved more than 600 basis points compared to the first quarter of fiscal 2016.

In our International segment, revenue declined 8.1% versus our guidance of a 15% to 20% decline, primarily due to a lower than expected negative impact from foreign currency and the higher sales retention we are seeing in Canada. On a constant currency basis,higher sales retention in our Canadian business drove a better than expected revenue decline of 1.2% despite closing approximately 33%, or 66, of our large format stores on March 28, 2015.

As we described in our most recent Annual Report, our first fiscal 2017 priority is to build on our strong industry position in multi-channel capabilities to drive the existing business. This involves implementing a number of initiatives across merchandising, marketing, digital, stores, supply chain, services and customer care. Below is an overview of our progress against these initiatives:

•
Appliances: We leveraged our 176 Pacific Kitchen & Home stores-within-a-store and ongoing market share gains to deliver a 14.3% increase in revenue and another consecutive quarter of comparable sales growth. As a reminder, we plan to continue to open approximately 15 additional stores-within-a-store throughout the year.

•
Home Theater: Our market leading customer experience around 4K and large screen television technologies continue to drive sales growth and market share gains. To continue to build on this experience, which includes our Magnolia Design Centers, we plan to open 376 new LG Experiences before Holiday, in addition to our existing Sony and Samsung Experiences.

•
Computing: Similar to Home Theater, our partnership with key vendors and the strengths of our market leading position have created a superior customer experience that is driving continued market share gains.

•
Mobile: We added 25 incremental Verizon and AT&T stores-within-a-store to the 250 we opened in the back half of fiscal 2016. However, the mobile phone category remains challenging, as industry demand continues to be soft. Despite this current softness, we continue to believe that over the course of the year iconic new phone launches can drive renewed growth in this category.

•
Online: Our 23.9% Domestic comparable sales growth was driven by continued improvements to our digital customer experience and enhanced dotcom capabilities, including faster shipping. We continue to focus on improving the shopping journey for our customers, including streamlining the checkout process, providing visibility earlier in the shopping experience for local store product availability, improving the quality and relevance of product recommendations and increasing search relevancy and accuracy.

•
Retail stores: The level of proficiency and engagement of our associates is continuing to drive meaningful improvements in our NPS among both purchasers and non-purchasers and is contributing to our market share gains.

•
Services: We continued to drive improvements in our service quality and increase our NPS. Year-over-year our Geek Squad agents also drove more customer interactions across our channels and helped more customers use and enjoy their technology products. As expected, overall services revenue declined during the first quarter of fiscal 2017, due to the carryover effect of the pricing investments we made in September 2015, as well as the ongoing reduction of repair revenue driven by lower frequency of claims on our extended warranties. As a reminder, while at face value this repair revenue decline appears negative, it is actually financially beneficial, because it reflects a reduction of extended warranty costs and consequentially the insurance premium costs for these plans.

•
International segment: We remained focused on our Canadian transformation. As reflected in our revenue performance, customer retention is proving to be higher than expected. Looking ahead, our team is focused on continuing to invest in our stores and online channel to improve the customer experience and financial performance, which is enabled by the consolidation of the two brands.

Our second fiscal 2017 priority is to reduce costs and drive efficiencies throughout the business. Reducing costs is essential for us to be able to fund our investments, build our resilience to product cycles and increase our profitability over time. A key element to achieving this is simplifying and streamlining our core business processes, while simultaneously improving the customer and employee experience and driving costs out. This work is well on its way. This is not an isolated short-term cost reduction program. We are establishing a lean culture, focused on systematically eliminating non-quality and defects. This approach requires collaboration across teams and functions and we are building the organizational capability, mindset and habits necessary to sustain changes. As it relates to our Renew Blue Phase 2 cost reduction and gross profit optimization target of $400 million over three years, we achieved another $50 million in the first quarter of fiscal 2017, bringing our current achievements to $200 million.

The third fiscal 2017 priority is to advance key initiatives to drive future growth and differentiation. While there may be short-term pressures, we continue to believe we operate in an opportunity rich environment. We are investing to make it easy for customers to learn about and enjoy the latest technology as they pursue their passions and take care of what is important to them in their lives. We see fiscal 2017 as a year of exploration and experimentation around creating compelling customer experiences that have the potential to unlock growth. Throughout the year, we plan to test and pilot several concepts around the country; and with our combination of digital, store and in-home assets, we feel we have a great opportunity to address key customer pain points, build stronger ongoing relationships with our customers and unleash growth opportunities.

Fiscal 2017 Trends

We delivered a strong first quarter of fiscal 2017 and reaffirmed our fiscal 2017 full year financial outlook that we provided in our Annual Report on Form 10-K for fiscal 2016. That outlook includes approximately flat revenue and non-GAAP operating income, with EPS growth driven by share repurchases. Although we reported better than expected results, we have not raised our full-year outlook, as the first quarter in our fiscal year represents less than 15% of full year earnings, and at this stage, we have no new material information as it relates to product launches throughout the year.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to Mexico is also presented on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended April 30, 2016.

Discontinued operations are comprised primarily of Five Star within our International segment. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	April 30, 2016	May 2, 2015
Revenue	$8,443	$8,558
Revenue % decline	(1.3)%	(0.9)%
Comparable sales % gain (decline)(1)	(0.1)%	0.6%
Restructuring charges – cost of goods sold	$—	$8
Gross profit	$2,145	$2,030
Gross profit as a % of revenue(2)	25.4%	23.7%
SG&A	$1,744	$1,766
SG&A as a % of revenue(2)	20.7%	20.6%
Restructuring charges	$29	$178
Operating income	$372	$86
Operating income as a % of revenue	4.4%	1.0%
Net earnings from continuing operations	$226	$37
Earnings from discontinued operations	$3	$92
Net earnings	$229	$129
Diluted earnings per share from continuing operations	$0.69	$0.10
Diluted earnings per share	$0.70	$0.36

(1)
The Canadian brand consolidation that was initiated in the first quarter of fiscal 2016 had a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric has not been provided. Therefore, the Consolidated comparable sales for the three months ended April 30, 2016, and May 2, 2015, equal the Domestic segment comparable sales.

(2)
Because retailers vary in how they record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

The components of the 1.3% revenue decrease for the first quarter of fiscal 2017 were as follows:

Three Months Ended
April 30, 2016
Comparable sales impact	(0.1)%
Non-comparable sales(1)	(0.7)%
Impact of foreign currency exchange rate fluctuations	(0.5)%
Total revenue decrease	(1.3)%

(1)
Non-comparable sales reflects the impact of all revenue in our International segment, net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The gross profit rate increased by 1.7% of revenue in the first quarter of fiscal 2017. The increase was due to an increase in both the Domestic and International segment gross profit rate. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The enterprise SG&A rate increased by 0.1% of revenue for the three months ended April 30, 2016. The Domestic segment accounted for the increase. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

For the first three months of fiscal 2017, we recorded $29 million of restructuring charges. Our Domestic segment recorded a charge of $27 million, and our International segment recorded a charge of $2 million. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income increased $286 million, and our operating income rate increased to 4.4% of revenue in the first quarter of fiscal 2017, compared to 1.0% of revenue in the first quarter of fiscal 2016. The increase in operating income was primarily due to the decrease in restructuring charges driven by our International segment and an increase in gross profit driven by our Domestic segment.

Income Tax Expense

Income tax expense increased to $134 million in the first quarter of fiscal 2017 compared to $38 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate in the first quarter of fiscal 2017 was 37.3% compared to a rate of 50.3% in the first quarter of fiscal 2016. The decrease in the effective income tax rate was primarily due to the increase in pre-tax earnings as the impact of discrete items on our effective income tax rate is less when our pre-tax earnings are higher, as well as a higher mix of forecast taxable income from foreign operations in the current year period.
Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We update our estimate of the annual effective tax rate each quarter, and we make a cumulative adjustment if our estimated tax rate changes. These interim estimates are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, changes in laws or regulations and expenses or losses for which tax benefits are not recognized. Our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible losses on our effective tax rate is greater when our pre-tax income is lower.
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

Discontinued Operations
We recognized $3 million of earnings from discontinued operations in the first quarter of fiscal 2017 compared to $92 million of earnings from discontinued operations in the first quarter of fiscal 2016. The prior period balance was primarily due to a $99 million gain on sale of our Five Star business in China. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Segment Performance Summary

Domestic

Domestic segment revenue of $7.8 billion in the first quarter of fiscal 2017 decreased 0.8% compared to the prior year. This decrease was primarily driven by the loss of revenue from 13 Best Buy and 24 Best Buy Mobile store closures.

Domestic segment online revenue of $832 million increased 23.9% on a comparable basis primarily due to higher conversion rates and increased traffic. As a percentage of total Domestic revenue, online revenue increased 210 basis points to 10.6% versus 8.5% last year.

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	April 30, 2016	May 2, 2015
Revenue	$7,829	$7,890
Revenue % gain (decline)	(0.8)%	1.4%
Comparable sales % gain (decline)(1)	(0.1)%	0.6%
Gross profit	$1,986	$1,886
Gross profit as a % of revenue	25.4%	23.9%
SG&A	$1,587	$1,584
SG&A as a % of revenue	20.3%	20.1%
Restructuring charges	$27	$(2)
Operating income	$372	$304
Operating income as a % of revenue	4.8%	3.9%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	10.6%	8.5%
Comparable online sales % gain(1)	23.9%	5.3%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of our Domestic segment's 0.8% revenue decrease for the first quarter of fiscal 2017 were as follows:

Three Months Ended
April 30, 2016
Comparable sales impact	(0.1)%
Non-comparable sales(1)	(0.7)%
Total revenue increase	(0.8)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as, the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2017 and 2016:

	Fiscal 2017				Fiscal 2016
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	1,037	—	(1)	1,036	1,050	—	(1)	1,049
Best Buy Mobile stand-alone	350	—	(12)	338	367	—	(5)	362
Pacific Sales stand-alone	28	—	—	28	29	—	—	29
Magnolia Audio Video stand-alone	—	—	—	—	2	—	—	2
Total Domestic segment stores	1,415	—	(13)	1,402	1,448	—	(6)	1,442

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

The following table presents the Domestic segment’s revenue mix percentages and comparable sales percentage changes by revenue category in the first quarters of fiscal 2017 and 2016:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016	May 2, 2015
Consumer Electronics	33%	31%	5.6%	7.6%
Computing and Mobile Phones	47%	47%	(3.5)%	(2.2)%
Entertainment	6%	7%	(11.6)%	(11.0)%
Appliances	9%	8%	14.3%	12.3%
Services	5%	5%	(10.7)%	(10.3)%
Other	—%	2%	n/a	n/a
Total	100%	100%	(0.1)%	0.6%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 5.6% comparable sales gain was driven primarily by an increase in the sales of 4K and large screen televisions, partly due to the Super Bowl shift into the first quarter of fiscal 2017.

•
Computing and Mobile Phones: The 3.5% comparable sales decline was primarily due to continued industry declines in mobile phones and tablets. This decline is partially offset by an increase in computer sales.

•	Entertainment: The 11.6% comparable sales decline was driven by declines in gaming hardware due to continued industry declines as well as declines in music and movies.

•	Appliances: The 14.3% comparable sales gain was a result of continued growth in major appliances sales as well as the expansion of Pacific Kitchen & Home stores-within-a-store.

•	Services: The 10.7% comparable sales decline was due to investments in services pricing and the lower frequency of claims on our extended warranties, which reduces our repair revenue.

Our Domestic segment experienced an increase in gross profit of $100 million, or 5.3%, in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. The increase was primarily due to (1) cathode ray tube ("CRT") settlement proceeds; (2) a prior-year reserve on non-iconic phone inventory, which did not recur this year; and (3) improved rates primarily driven by our more disciplined promotional strategy across product categories. These increases were partially offset by our investment in services pricing.

Our Domestic segment’s SG&A increased $3 million, or 0.2%, in the first quarter of fiscal 2017 compared to the prior-year period. In addition, the SG&A rate increased by 0.2% of revenue in the first quarter of fiscal 2017 compared to the prior-year period. The increases in SG&A and SG&A rate were primarily driven by investments in the business and legal fees and costs associated with the CRT settlement proceeds. This increase was partially offset by the implementation of Renew Blue Phase 2 cost reductions.

Our Domestic segment operating income in the first quarter of fiscal 2017 increased by $68 million compared to the same period in the prior year. The increase was primarily due to the net CRT settlement proceeds of $161 million, partially offset by restructuring charges related to our Renew Blue Phase 2 program described in Note 5, Restructuring Charges, of the Notes to Condensed Consolidated Financial Statements, of $27 million.

International

International segment revenue declined 8.1% to $614 million in the first quarter of fiscal 2017 due to a negative foreign currency impact of 6.9% and the loss of revenue associated with closed stores as part of the Canadian brand consolidation. On a constant currency basis, our Canadian business drove a better than expected revenue decline of 1.2% despite closing approximately 33%, or 66, of our large format stores on March 28, 2015.

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
	April 30, 2016	May 2, 2015
Revenue	$614	$668
Revenue % decline	(8.1)%	(22.1)%
Comparable sales % gain (decline)(1)	n/a	n/a
Restructuring charges – cost of goods sold	$—	$8
Gross profit	$159	$144
Gross profit as a % of revenue	25.9%	21.6%
SG&A	$157	$182
SG&A as a % of revenue	25.6%	27.2%
Restructuring charges	$2	$180
Operating income (loss)	$—	$(218)
Operating income (loss) as a % of revenue	—%	(32.6)%

(1)
On March 28, 2015, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website. The Canadian brand consolidation had a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric has not been provided.

The components of our International segment's 8.1% revenue decrease for the first quarter of fiscal 2017 were as follows:

Three Months Ended
April 30, 2016
Non-comparable sales(1)	(1.2)%
Impact of foreign currency exchange rate fluctuations	(6.9)%
Total revenue decrease	(8.1)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as, the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2017 and 2016:

	Fiscal 2017				Fiscal 2016
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Converted	Stores Closed	Total Stores at End of First Quarter
Canada
Future Shop	—	—	—	—	133	—	(65)	(68)	—
Best Buy	136	—	(1)	135	71	—	65	—	136
Best Buy Mobile stand-alone	56	—	—	56	56	—	—	—	56
Mexico
Best Buy	18	—	—	18	18	—	—	—	18
Express	6	—	—	6	5	—	—	—	5
Total International segment stores	216	—	(1)	215	283	—	—	(68)	215

The following table presents revenue mix percentages for the International segment by revenue category in the first quarters of fiscal 2017 and 2016:

	Revenue Mix
	Three Months Ended
	April 30, 2016	May 2, 2015
Consumer Electronics	29%	30%
Computing and Mobile Phones	50%	49%
Entertainment	6%	8%
Appliances	5%	5%
Services	8%	7%
Other	2%	1%
Total	100%	100%

Our International segment experienced an increase in gross profit of $15 million, or 10.4%, in the first quarter of fiscal 2017, compared to the first quarter of fiscal 2016. The gross profit increase was primarily driven by a higher year-over-year gross profit rate in Canada as the company lapped the significant disruption and corresponding increased promotional activity and COGS restructuring charges related to the brand consolidation in the first quarter of fiscal 2016 and received a higher periodic profit sharing payment in the services category.

Our International segment’s SG&A decreased $25 million, or 13.7%, in the first quarter of fiscal 2017 compared to the prior-year period. The decrease in SG&A was primarily driven by the elimination of expenses associated with closed stores as part of the Canadian brand consolidation and the positive impact of foreign currency fluctuation.

Our International segment recorded $2 million and $188 million of restructuring charges in the first quarter of fiscal 2017 and 2016, respectively. The restructuring charges in fiscal 2016 were related to our Canadian brand consolidation activities and primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. In the first quarter of fiscal 2016, the restructuring charges included $8 million of inventory write-downs included in cost of goods sold. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our International segment experienced break even operating income in the first quarter of fiscal 2017 compared to an operating loss of $218 million in the first quarter of fiscal 2016. The increase in operating income was driven by lower restructuring charges and lower SG&A, as described above.

Non-GAAP Financial Measures

The following table reconciles operating income, effective tax rate, net earnings and diluted earnings per share from continuing operations for the periods presented (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings and non-GAAP diluted earnings per share from continuing operations for the periods presented ($ in millions, except per share amounts):

	Three Months Ended
	April 30, 2016	May 2, 2015
Operating income	$372	$86
Net CRT settlements(1)	(161)	(67)
Restructuring charges – COGS(2)	—	8
Other Canadian brand consolidation charges - SG&A(3)	—	3
Non-restructuring asset impairments - SG&A(4)	5	11
Restructuring charges(2)	29	178
Non-GAAP operating income	$245	$219

Income tax expense	$134	$38
Effective tax rate	37.3%	50.3%
Income tax impact of non-GAAP adjustments(5)	(47)	37
Non-GAAP income tax expense	$87	$75
Non-GAAP effective tax rate	37.7%	36.4%

Net earnings from continuing operations	$226	$37
Net CRT settlements(1)	(161)	(67)
Restructuring charges – COGS(2)	—	8
Other Canadian brand consolidation charges - SG&A(3)	—	3
Non-restructuring asset impairments - SG&A(4)	5	11
Restructuring charges(2)	29	178
Gain on sale of investments	(2)	(2)
Income tax impact of non-GAAP adjustments(5)	47	(37)
Non-GAAP net earnings from continuing operations	$144	$131

Diluted earnings per share from continuing operations	$0.69	$0.10
Per share impact of net CRT settlements(1)	(0.49)	(0.19)
Per share impact of restructuring charges - COGS(2)	—	0.02
Per share impact of other Canadian brand consolidation charges SG&A(3)	—	0.01
Per share impact of non-restructuring asset impairments - SG&A(4)	0.02	0.03
Per share impact of restructuring charges(2)	0.09	0.50
Per share impact of gain on sale of investments	(0.01)	—
Per share income tax impact of non-GAAP adjustments(5)	0.14	(0.10)
Non-GAAP diluted earnings per share from continuing operations	$0.44	$0.37

(1)
Represents CRT litigation settlements reached, net of related legal fees and costs. Settlements relate to products purchased and sold in prior fiscal years. Refer to Note 12, Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information.

(2)	Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges.

(3)
Represents charges related to the Canadian brand consolidation initiated in the first quarter of fiscal 2016, primarily due to retention bonuses and other store-related costs that were a direct result of the consolidation but did not qualify as restructuring charges.

(4)	Refer to Note 3, Fair Value Measurements, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges.

(5)
Income tax impact of non-GAAP adjustments represents the adjustment needed to reflect tax expense on an estimated annual effective tax rate basis in non-GAAP net earnings from continuing operations for the relevant period.

Non-GAAP operating income increased $26 million, to 2.9% of revenue, in the first quarter of fiscal 2017 compared to the prior-year period. The increase was driven by an improvement in our International segment related to an decrease in SG&A driven by the closure of stores in fiscal 2016. The increase in operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in the first quarter of fiscal 2017.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment to support our business strategies, the performance of our business, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Renew Blue transformation.

The following table summarizes our cash and cash equivalents and short-term investments balances at April 30, 2016, January 30, 2016, and May 2, 2015 ($ in millions):

	April 30, 2016	January 30, 2016	May 2, 2015
Cash and cash equivalents	$1,845	$1,976	$2,173
Short-term investments	1,220	1,305	1,566
Total cash and cash equivalents and short-term investments	$3,065	$3,281	$3,739

The decrease in total cash and cash equivalents and short-term investments from May 2, 2015, was due to share repurchases, dividend payments, and the repayment of our 2016 Notes as detailed in Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, partially offset by cash generated from operating activities. The decrease in total cash and cash equivalents and short-term investments from January 30, 2016, was primarily due to the repayment of our 2016 Notes, additional share repurchases, a special dividend and an increase in the regular quarterly dividend.

Cash Flows

The following table summarizes our cash flows from total operations for the first three months of fiscal 2017 and 2016 ($ in millions):

	Three Months Ended
	April 30, 2016	May 2, 2015
Total cash provided by (used in):
Operating activities	$483	$(10)
Investing activities	(42)	(214)
Financing activities	(612)	(238)
Effect of exchange rate changes on cash	40	9
Decrease in cash and cash equivalents	$(131)	$(453)

Operating activities
During fiscal 2016, we generally purchased and paid for inventory earlier in the Holiday season than in the prior year, meaning that the cash paid in the first quarter of fiscal 2017 was lower than in fiscal 2016. In addition, the first quarter of fiscal 2017 included Super Bowl, which also increased cash inflows compared to the first quarter of fiscal 2016. Changes to the timing of income tax payments also contributed to the increase in inflows in fiscal 2017.

Investing activities
The decrease in cash used in investing activities in the first three months of fiscal 2017 compared to the prior-year period is primarily due to redemption of short-term investments, which we used to support our cash outflows related to financing activities.

Financing activities
The increase in cash used in financing activities in the first three months of fiscal 2017 compared to the prior-year period was primarily the result of the repayment of our 2016 Notes and our continued share repurchase activity, which began in the second quarter of fiscal 2016.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, short-term investments, our credit facilities and other debt arrangements and trade payables are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated capital investments and strategic initiatives. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2019. At April 30, 2016, we had no borrowings outstanding under the Five-Year Facility Agreement. Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further information about the Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At April 30, 2016, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at April 30, 2016 are summarized below. On August 15, 2015, Standard & Poor's Rating Services ("Standard & Poor's") upgraded its long-term credit rating from BB to BB+ with a Stable outlook. On August 24, 2015, Moody's Investors Service, Inc. ("Moody's") upgraded its long-term credit rating from Baa2 to Baa1 with a Stable outlook. On August 26, 2015, Fitch Ratings Limited ("Fitch") upgraded its long-term credit rating from BB to BBB- with a Stable outlook.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in other current assets, remained consistent at $187 million, $185 million, and $174 million at April 30, 2016, January 30, 2016, and May 2, 2015, respectively.

Debt and Capital

In March 2016, we repaid our $350 million principal amount of notes due March 15, 2016 using existing cash resources. As of April 30, 2016, we have $500 million principal amount of notes due August 1, 2018 (the "2018 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes"). Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further information about our 2018 Notes and 2021 Notes.

Other

At April 30, 2016, January 30, 2016, and May 2, 2015, we had $184 million, $178 million, and $60 million, respectively, outstanding under financing lease obligations. The increase in financing lease obligations was primarily due to renewals on existing leases.

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

We have a $5.0 billion share repurchase program that was authorized by our Board in June 2011. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. In fiscal 2016, we repurchased $1.0 billion, and as of January 31, 2016, there was $3.0 billion available for share repurchases.

On February 25, 2016, we announced a plan to return capital to shareholders. The plan included a special dividend of $0.45 per share, or approximately $145 million, and a 22% increase in our regular quarterly dividend to $0.28 per share. We plan to continue share repurchases under the June 2011 program, with the intent to repurchase $1.0 billion in shares in fiscal 2017 and fiscal 2018.

For the three months ended April 30, 2016, we repurchased 3.3 million shares at a cost of $101 million. At April 30, 2016, $2.9 billion remained available for additional purchases under the June 2011 program. There were no shares repurchased during the three months ended May 2, 2015. Repurchased shares are retired and constitute authorized but unissued shares.

During the first quarter of fiscal 2017, we declared and paid our newly increased regular quarterly cash dividend of $0.28, or $90 million in the aggregate, and a special dividend of $0.45 per common share, or $145 million in the aggregate. During the first quarter of fiscal 2016, we declared and paid our regular quarterly cash dividend of $0.23 per common share, or $81 million in the aggregate, and a special dividend of $0.51 per common share, or $180 million in the aggregate. As announced on May 25, 2016, our Board of Directors authorized payment of our next regular quarterly cash dividend of $0.28 per common share, payable on July 5, 2016, to shareholders of record as of the close of business on June 14, 2016.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.5 at the end of the first quarter of fiscal 2017, compared to 1.4 at the end of fiscal 2016 and 1.5 at the end of the first quarter of fiscal 2016. The higher current ratio in the first quarter for fiscal 2017 compared to the end of fiscal 2016 was driven by the payment of our 2016 Notes. The current ratio was consistent year over year primarily due to the payment of our 2016 Notes, which offset our lower cash balance at the end of the first quarter of fiscal 2017.

Our debt to net earnings ratio was 1.4 at the end of the first quarter of fiscal 2017, compared to 2.1 at the end of fiscal 2016 and 2.0 at the end of the first quarter of fiscal 2016. The decrease at the end of the first quarter of fiscal 2017 compared to both periods was primarily due to the payment of our 2016 Notes and due to an increase in net earnings in the trailing twelve months. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, decreased to 1.6 at the end of the first quarter of fiscal 2017, compared to 1.8 at the end of fiscal 2016 and 1.9 at the end of the first quarter of fiscal 2016. The lower non-GAAP debt to EBITDAR ratio as of the end of the first quarter of fiscal 2017 was also primarily due to the payment of our 2016 Notes and an increase in net earnings in the trailing twelve months.

Commencing in fiscal 2017, we modified the multiple used to calculate our estimated capitalized operating lease obligation included in our non-GAAP debt calculation. Due to changes in the average remaining lease life of our operating lease portfolio, we have lowered the multiple used from eight times annual rent expense to five times annual rent expense. In addition, the multiple of five aligns with the multiple used by one of the nationally recognized credit rating agencies when evaluating the creditworthiness of companies within the retail sector. Prior periods presented have been adjusted to use this new multiple.

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	April 30, 2016(1)	January 30, 2016(1)(2)	May 2, 2015(1)(2)
Debt (including current portion)	$1,378	$1,734	$1,600
Capitalized operating lease obligations (5 times rental expense)(2)	3,869	3,916	4,108
Non-GAAP debt	$5,247	$5,650	$5,708

Net earnings from continuing operations	$996	$807	$814
Interest expense, net	66	65	55
Income tax expense	599	503	457
Depreciation and amortization expense	657	656	647
Rental expense	774	783	822
Restructuring charges and other(3)	100	263	166
EBITDAR	$3,192	$3,077	$2,961

Debt to net earnings ratio	1.4	2.1	2.0
Non-GAAP debt to EBITDAR ratio	1.6	1.8	1.9

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

(2)
The multiple of five times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio. Historically, the company has used a capitalized lease multiple of eight times annual rent expense; however, due to changes in the average remaining lease life of our operating leases, the company has lowered multiples. The prior period calculations have been updated to reflect the use of the changes.

(3)	Includes the impact of restructuring charges, non-restructuring asset impairments and CRT litigation settlements.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases and our $1.25 billion in undrawn capacity on our credit facilities at April 30, 2016, which, if drawn upon, would be included as short-term debt in our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than as described above and in the ordinary course of business since the end of fiscal 2016. See our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2016.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions (including fluctuations in housing prices, oil markets and jobless rates), conditions in the industries and categories in which we operate, changes in consumer preferences, changes in consumer confidence, consumer spending and debt levels, online sales levels and trends, average ticket size, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, competitive initiatives of competitors (including pricing actions and promotional activities of competitors), strategic and business decisions of our vendors (including actions that could impact promotional support, product margin and/or supply), the success of new product launches, the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to prevent or react to a disaster recovery situation, changes in law or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, foreign currency fluctuation, availability of suitable real estate locations, our ability to manage our property portfolio, the impact of labor markets, our ability to retain qualified employees, changes in senior management, failure to achieve anticipated expense and cost reductions from operational and restructuring changes, disruptions in our supply chain, the costs of procuring goods we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities and brand consolidations), inability to secure or maintain favorable terms with our major vendors and other partners (including, but not limited to, product suppliers and carriers that operate competing retail channels), failure to accurately predict the duration over which we will incur costs, acquisitions and development of new businesses, divestitures of existing businesses, failure to complete or achieve anticipated benefits of announced transactions, integration challenges relating to new ventures and our ability to protect information relating to our employees and customers. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Form 10-K for fiscal 2016, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and short-term investments generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate date to a floating-rate such that the interest rate expense on this debt will vary with short-term interest rates. Refer to Note 5, Debt, and Note 6, Derivative Instruments, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further information regarding our interest rate swaps.

As of April 30, 2016, we had $3.1 billion of cash and short-term investments and $750 million of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $2.4 billion generating income, which is exposed to interest rate changes. As of April 30, 2016, a 50 basis point increase in short-term interest rates would lead to an estimated $12 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $12 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at April 30, 2016 was $299 million. The fair value recorded on our Condensed Consolidated Balance Sheets at April 30, 2016, related to our foreign exchange forward contracts was $13 million. The amount recorded in our Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a loss of $5 million in the first quarter of fiscal 2017.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $46 million and a positive impact on our net earnings of $1 million in the first quarter of fiscal 2017.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at April 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at April 30, 2016, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended April 30, 2016, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the first quarter of fiscal 2017, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Jan. 31, 2016 through Feb. 27, 2016
Settlement of January 2016 ASR(2)	1,586,087	$28.55	1,586,087	$2,943,000,000
Feb. 28, 2016 through April 2, 2016
Open market	897,195	$32.68	897,195	$2,914,000,000
April 3, 2016 through April 30, 2016
Open market	812,498	$32.10	812,498	$2,888,000,000
Total Fiscal 2017 First Quarter	3,295,780	$30.55	3,295,780

(1)
We have a $5.0 billion share repurchase program that was authorized by our board in June 2011. At the beginning of the first quarter of fiscal 2017, there was $3 billion available for share repurchases. The "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program" reflects the $101 million we purchased in the first quarter of fiscal 2017 pursuant to such program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. For additional information see Note 10, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

(2)
For additional information regarding our accelerated share repurchase ("ASR"), see Note 10, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

10.1	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2016)

10.2	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement for Directors (2016)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2017, filed with the SEC on June 8, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 30, 2016, January 30, 2016 and May 2, 2015, (ii) the Consolidated Statements of Earnings for the three months ended April 30, 2016 and May 2, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended April 30, 2016 and May 2, 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended April 30, 2016 and May 2, 2015, (v) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 30, 2016 and May 2, 2015 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: June 8, 2016	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: June 8, 2016	By:	/s/ SHARON L. McCOLLAM
Sharon L. McCollam
Chief Administrative Officer and Chief Financial Officer

Date: June 8, 2016	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Vice President, Finance – Controller and Chief Accounting Officer