Form 10-Q
period 2016-07-30
BEST BUY CO INC
filed 2016-09-02
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 317,274,411 shares of common stock outstanding as of August 30, 2016.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED JULY 30, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
($ in millions) (unaudited)

	July 30, 2016	January 30, 2016	August 1, 2015
Assets
Current assets
Cash and cash equivalents	$1,861	$1,976	$1,800
Short-term investments	1,590	1,305	1,695
Receivables, net	926	1,162	1,025
Merchandise inventories	4,908	5,051	4,995
Other current assets	409	392	465
Total current assets	9,694	9,886	9,980
Property and equipment, net	2,295	2,346	2,235
Goodwill	425	425	425
Intangibles, net	18	18	18
Other assets	822	813	868
Non-current assets held for sale	—	31	33
Total assets	$13,254	$13,519	$13,559

Liabilities and equity
Current liabilities
Accounts payable	$4,800	$4,450	$4,680
Unredeemed gift card liabilities	369	409	371
Deferred revenue	380	357	316
Accrued compensation and related expenses	272	384	285
Accrued liabilities	840	802	778
Accrued income taxes	96	128	26
Current portion of long-term debt	43	395	382
Total current liabilities	6,800	6,925	6,838
Long-term liabilities	794	877	879
Long-term debt	1,341	1,339	1,220
Equity
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 317,000,000, 324,000,000 and 344,000,000 shares, respectively	32	32	34
Prepaid share repurchase	—	(55)	—
Additional paid-in capital	—	—	198
Retained earnings	3,991	4,130	4,092
Accumulated other comprehensive income	296	271	298
Total equity	4,319	4,378	4,622
Total liabilities and equity	$13,254	$13,519	$13,559

NOTE:  The Consolidated Balance Sheet as of January 30, 2016, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
($ in millions, except per share amounts) (unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Revenue	$8,533	$8,528	$16,976	$17,086
Cost of goods sold	6,471	6,433	12,769	12,953
Restructuring charges – cost of goods sold	—	(3)	—	5
Gross profit	2,062	2,098	4,207	4,128
Selling, general and administrative expenses	1,773	1,811	3,517	3,577
Restructuring charges	—	(1)	29	177
Operating income	289	288	661	374
Other income (expense)
Gain on sale of investments	—	—	2	2
Investment income and other	8	4	14	11
Interest expense	(18)	(20)	(38)	(40)
Earnings from continuing operations before income tax expense	279	272	639	347
Income tax expense	97	108	231	146
Net earnings from continuing operations	182	164	408	201
Gain from discontinued operations (Note 2), net of tax benefit (expense) of $(10), $-, $(7) and $3, respectively	16	—	19	92
Net earnings	$198	$164	$427	$293

Basic earnings per share
Continuing operations	$0.57	$0.47	$1.27	$0.57
Discontinued operations	0.05	—	0.06	0.26
Basic earnings per share	$0.62	$0.47	$1.33	$0.83

Diluted earnings per share
Continuing operations	$0.56	$0.46	$1.26	$0.57
Discontinued operations	0.05	—	0.05	0.25
Diluted earnings per share	$0.61	$0.46	$1.31	$0.82

Dividends declared per common share	$0.28	$0.23	$1.01	$0.97

Weighted-average common shares outstanding
Basic	320.8	349.6	322.2	351.0
Diluted	322.9	353.9	324.8	355.8

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
($ in millions) (unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net earnings	$198	$164	$427	$293
Foreign currency translation adjustments	(20)	(32)	25	(17)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	—	(67)
Comprehensive income	$178	$132	$452	$209

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Change in Shareholders' Equity
($ and shares in millions) (unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at January 30, 2016	324	$32	$(55)	$—	$4,130	$271	$4,378	$—	$4,378
Net earnings, six months ended July 30, 2016	—	—	—	—	427	—	427	—	427
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—		—	25	25	—	25
Stock-based compensation	—	—	—	57	—	—	57	—	57
Restricted stock vested and stock options exercised	3	—	—	20	—	—	20	—	20
Settlement of accelerated share repurchase	—	—	55	—	—	—	55	—	55
Issuance of common stock under employee stock purchase plan	—	—	—	3	—	—	3	—	3
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	4	—	—	4	—	4
Common stock dividends, $1.01 per share	—	—	—	—	(328)	—	(328)	—	(328)
Repurchase of common stock	(10)	—	—	(84)	(238)	—	(322)	—	(322)
Balances at July 30, 2016	317	$32	$—	$—	$3,991	$296	$4,319	$—	$4,319

Balances at January 31, 2015	352	$35	$—	$437	$4,141	$382	$4,995	$5	$5,000
Net earnings, six months ended August 1, 2015	—	—	—	—	293	—	293	—	293
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(17)	(17)	—	(17)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	(67)	(67)	—	(67)
Sale of noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	—	55	—	—	55	—	55
Restricted stock vested and stock options exercised	1	—	—	24	—	—	24	—	24
Issuance of common stock under employee stock purchase plan	—	—	—	4	—	—	4	—	4
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	1	—	—	1	—	1
Common stock dividends, $0.97 per share	—	—	—	—	(342)	—	(342)	—	(342)
Repurchase of common stock	(9)	(1)	—	(323)	—	—	(324)	—	(324)
Balances at August 1, 2015	344	$34	$—	$198	$4,092	$298	$4,622	$—	$4,622

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
($ in millions) (unaudited)

	Six Months Ended
	July 30, 2016	August 1, 2015
Operating activities
Net earnings	$427	$293
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation	327	326
Restructuring charges	29	182
Gain on sale of business, net	—	(99)
Stock-based compensation	57	55
Deferred income taxes	—	(41)
Other, net	(38)	10
Changes in operating assets and liabilities:
Receivables	240	268
Merchandise inventories	160	168
Other assets	(29)	(9)
Accounts payable	355	(335)
Other liabilities	(159)	(284)
Income taxes	(81)	(226)
Total cash provided by operating activities	1,288	308

Investing activities
Additions to property and equipment	(276)	(293)
Purchases of investments	(1,388)	(1,303)
Sales of investments	1,112	1,064
Proceeds from sale of business, net of cash transferred upon sale	—	92
Proceeds from property disposition	56	—
Change in restricted assets	(4)	(46)
Settlement of net investment hedges	5	8
Total cash used in investing activities	(495)	(478)

Financing activities
Repurchase of common stock	(271)	(321)
Repayments of debt	(374)	(13)
Dividends paid	(328)	(341)
Issuance of common stock	23	28
Other, net	17	7
Total cash used in financing activities	(933)	(640)
Effect of exchange rate changes on cash	25	(16)
Decrease in cash and cash equivalents	(115)	(826)
Cash and cash equivalents at beginning of period, excluding held for sale	1,976	2,432
Cash and cash equivalents held for sale at beginning of period	—	194
Cash and cash equivalents at end of period	$1,861	$1,800

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The first six months of fiscal 2017 and fiscal 2016 included 26 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No such events were identified for this period.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from July 31, 2016, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as a new topic, Accounting Standards Codification ("ASC") Topic 606. The new guidance provides a comprehensive framework for the analysis of revenue transactions and will apply to all of our revenue streams. Based on the current effective dates, the new guidance would first apply in the first quarter of our fiscal 2019. While we are still in the process of evaluating the effect of adoption on our financial statements, we do not currently expect a material impact on our results of operations, cash flows or financial position.

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

Changes in Accounting Principles

In the fourth quarter of fiscal 2016, we retrospectively adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs; ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements; and ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The adoption did not have a material impact on our results of operations, cash flows or financial position.

The following table reconciles the balance sheet line items impacted by the adoption of these standards at August 1, 2015:

Balance Sheet	August 1, 2015 Reported	ASU 2015-03 & 2015-15 Adjustments	ASU 2015-17 Adjustments	August 1, 2015 Adjusted
Other current assets	$730	$(2)	$(263)	$465
Other assets	610	(5)	263	868
Total assets	$13,566	$(7)	$—	$13,559

Long-term debt	$1,227	$(7)	$—	$1,220
Total liabilities & equity	$13,566	$(7)	$—	$13,559

2.	Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. In February 2015, we completed the sale of Five Star and recognized a gain on sale of $99 million. Following the sale of Five Star, we continued to hold as available for sale one retail property in Shanghai, China. In May 2016, we completed the sale of the property and recognized a gain on sale of the property, net of income tax, of $16 million. The gain on sale of the property is included in Other, net in the Condensed Consolidated Statements of Cash Flows. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The aggregate financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Revenue	$—	$5	$—	$217
Gain (loss) from discontinued operations before income tax benefit (expense)	26	—	26	(10)
Income tax benefit (expense)	(10)	—	(7)	3
Gain on sale of discontinued operations	—	—	—	99
Net gain from discontinued operations	$16	$—	$19	$92

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at July 30, 2016, January 30, 2016, and August 1, 2015, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value at
	Fair Value Hierarchy	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
Cash and cash equivalents
Money market funds	Level 1	$87	$51	$21
Commercial paper	Level 2	—	265	65
Time deposits	Level 2	169	306	62
Short-term investments
Corporate bonds	Level 2	6	193	402
Commercial paper	Level 2	170	122	240
Time deposits	Level 2	1,414	990	1,053
Other current assets
Commercial paper	Level 2	60	—	—
Foreign currency derivative instruments	Level 2	1	18	21
Time deposits	Level 2	79	79	90
Other assets
Interest rate swap derivative instruments	Level 2	27	25	13
Auction rate securities	Level 3	2	2	2
Marketable securities that fund deferred compensation	Level 1	95	96	98

LIABILITIES
Accrued Liabilities
Foreign currency derivative instruments	Level 2	5	1	—

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring impairments recorded during the three and six months ended July 30, 2016, and August 1, 2015 ($ in millions):

	Impairments				Remaining Net Carrying Value(1)
	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Property and equipment (non-restructuring)	$3	$15	$8	$26	$—	$9
Restructuring activities(2)
Tradename	—	—	—	40	—	—
Property and equipment	—	1	7	30	—	—
Total	$3	$16	$15	$96	$—	$9

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at July 30, 2016, and August 1, 2015.

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

4.    Goodwill and Intangible Assets

The carrying values of goodwill and indefinite-lived tradenames for the Domestic segment were $425 million and $18 million, respectively, at July 30, 2016, and $425 million and $18 million, respectively, at January 30, 2016. The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the six months ended August 1, 2015 ($ in millions):

	Goodwill	Indefinite-lived Tradenames
	Domestic	Domestic	International	Total
Balances at January 31, 2015	$425	$18	$39	$57
Changes in foreign currency exchange rates	—	—	1	1
Canada brand restructuring(1)	—	—	(40)	(40)
Balances at August 1, 2015	$425	$18	$—	$18

(1)
Represents the Future Shop tradename impairment as a result of the Canadian brand consolidation in the first quarter of fiscal 2016. See Note 5, Restructuring Charges, for further discussion of the Canadian brand consolidation.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment ($ in millions):

	July 30, 2016		January 30, 2016		August 1, 2015
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,100	$(675)	$1,100	$(675)

5.    Restructuring Charges

Charges incurred in the three and six months ended July 30, 2016, and August 1, 2015, for our restructuring activities were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Renew Blue Phase 2	$(2)	$—	$25	$—
Canadian brand consolidation	2	(4)	1	184
Renew Blue(1)	—	—	3	(2)
Other restructuring activities(2)	—	—	—	—
Total restructuring charges	$—	$(4)	$29	$182

(1)
Represents activity related to our remaining vacant space liability, primarily in our International segment, for our Renew Blue restructuring program which began in the fourth quarter of fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $10 million at July 30, 2016.

(2)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $14 million at July 30, 2016.

Renew Blue Phase 2

In the first quarter of fiscal 2017, we took several strategic actions to eliminate and simplify certain components of our operations and restructure certain field and corporate teams as part of our Renew Blue Phase 2 plan. We recorded a benefit of $2 million and incurred charges of $25 million related to Phase 2 of the plan during the second quarter and first six months of fiscal 2017, respectively. The benefit related to lower severance costs than expected and the charges incurred primarily consisted of employee termination benefits and property and equipment impairments. All restructuring charges related to this plan are from continuing operations and are presented in restructuring charges in our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred during the three and six months ended July 30, 2016 for Renew Blue Phase 2 was as follows ($ in millions):

	Domestic
	July 30, 2016
	Three Months Ended	Six Months Ended
Property and equipment impairments	$—	$7
Termination benefits	(2)	18
Total Renew Blue - Phase 2 restructuring charges	$(2)	$25

The following table summarizes our restructuring accrual activity during the six months ended July 30, 2016, related to termination benefits as a result of Renew Blue Phase 2 ($ in millions):

Termination Benefits
Balances at January 30, 2016	$—
Charges	19
Cash payments	(15)
Adjustments(1)	(2)
Balances at July 30, 2016	$2
(1) Adjustments to termination benefits represent changes in retention assumptions.

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. In the second quarter and first six months of fiscal 2017, we incurred $2 million and $1 million of restructuring charges related to our Canadian brand consolidation, respectively, which was due to changes in our facility closure and other costs assumptions. In the second quarter of fiscal 2016, we recorded a benefit of $4 million related primarily to inventory write-downs. In the first six months of 2016 we incurred $184 million of restructuring charges, which primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs.

The inventory write-downs related to our Canadian brand consolidation are presented in restructuring charges – cost of goods sold in our Condensed Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in restructuring charges in our Condensed Consolidated Statements of Earnings.

The composition of total restructuring charges we incurred for the Canadian brand consolidation in the three and six months ended July 30, 2016, and August 1, 2015, as well as the cumulative amount incurred through July 30, 2016, was as follows ($ in millions):

	International
	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	Cumulative Amount
Inventory write-downs	$—	$(3)	$—	$5	$3
Property and equipment impairments	—	1	—	30	30
Tradename impairment	—	—	—	40	40
Termination benefits	—	—	—	24	25
Facility closure and other costs	2	(2)	1	85	103
Total Canadian brand consolidation restructuring charges	$2	$(4)	$1	$184	$201

The following tables summarize our restructuring accrual activity during the six months ended July 30, 2016, and August 1, 2015, related to termination benefits and facility closure and other costs associated with Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 30, 2016	$2	$64	$66
Charges	—	1	1
Cash payments	(1)	(18)	(19)
Adjustments(1)	—	(1)	(1)
Changes in foreign currency exchange rates	—	4	4
Balances at July 30, 2016	$1	$50	$51

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$—	$—	$—
Charges	27	104	131
Cash payments	(21)	(18)	(39)
Adjustments(1)	(2)	(4)	(6)
Changes in foreign currency exchange rates	—	(3)	(3)
Balances at August 1, 2015	$4	$79	$83
(1) Adjustments to facility closure and other costs represent changes in sublease assumptions. Adjustments to termination benefits represent changes in retention assumptions.

6.    Debt

Short-Term Debt

U.S. Revolving Credit Facility

On June 27, 2016, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the "Previous Facility") with a syndicate of banks, which was originally scheduled to expire in June 2019, but was terminated on June 27, 2016. The Five-Year Facility Agreement permits borrowings up to $1.25 billion and expires in June 2021. At July 30, 2016, there were no borrowings outstanding and $1.25 billion was available under the Five-Year Facility Agreement. In addition, there were no borrowings outstanding under the Previous Facility as of January 30, 2016, and August 1, 2015.

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.50%, the LIBOR Margin ranges from 0.90% to 1.50%, and the facility fee ranges from 0.100% to 0.250%.

The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants materially consistent with the Previous Facility. Among other things, these covenants restrict us and certain of our subsidiaries' ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of our business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements or engage in certain transactions with affiliates. The Five-Year Facility Agreement also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio (both ratios measured quarterly for the previous 12 months). The Five-Year Facility

Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	July 30, 2016	January 30, 2016	August 1, 2015
2016 Notes	$—	$350	$350
2018 Notes	500	500	500
2021 Notes	650	650	650
Interest rate swap valuation adjustments	27	25	13
Subtotal	1,177	1,525	1,513
Debt discounts and issuance costs	(6)	(7)	(8)
Financing lease obligations	181	178	52
Capital lease obligations	32	38	45
Total long-term debt	1,384	1,734	1,602
Less: current portion(1)	(43)	(395)	(382)
Total long-term debt, less current portion	$1,341	$1,339	$1,220

(1)
Our 2016 Notes, due March 15, 2016, were classified in our current portion of long-term debt as of January 30, 2016 and August 1, 2015, respectively. In March 2016, we repaid the 2016 Notes using existing cash resources.

The fair value of total long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,271 million, $1,543 million, and $1,572 million at July 30, 2016, January 30, 2016, and August 1, 2015, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,177 million, $1,525 million, and $1,513 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

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

Interest Rate Swaps

We use "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on a portion of our 2018 Notes and 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are therefore accounted as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Condensed Consolidated Statements of Earnings from the fair value of the derivatives.

Derivatives Not Designated as Hedging Instruments

We use foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies and on certain forecast inventory purchases denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated as hedging relationships, and, therefore, we record gains and losses on these contracts directly to net earnings.

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at July 30, 2016, January 30, 2016, and August 1, 2015 ($ in millions):

	July 30, 2016		January 30, 2016		August 1, 2015
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$1	$5	$15	$1	$17	$—
Derivatives designated as interest rate swaps(2)	27	—	25	—	13	—
No hedge designation (foreign exchange forward contracts)(1)	—	—	3	—	4	—
Total	$28	$5	$43	$1	$34	$—

(1)	The fair value is recorded in other current assets or accrued liabilities.

(2)	The fair value is recorded in other assets or long-term liabilities.

The following table presents the effects of derivative instruments on Other Comprehensive Income ("OCI") and on our Condensed Consolidated Statements of Earnings for the three and six months ended July 30, 2016, and August 1, 2015 ($ in millions):

	Three Months Ended				Six Months Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
Contract Type	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	$8	$—	$15	$—	$(16)	$—	$6	$—

The following tables present the effects of derivative instruments on our Condensed Consolidated Statements of Earnings for the three and six months ended July 30, 2016, and August 1, 2015 ($ in millions):

	Gain (Loss) Recognized within SG&A
	Three Months Ended		Six Months Ended
Contract Type	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
No hedge designation (foreign exchange forward contracts)	$2	$1	$(3)	$(4)

	Gain (Loss) Recognized within Interest Expense
	Three Months Ended		Six Months Ended
Contract Type	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Interest rate swap gain	$12	$8	$2	$12
Adjustments to carrying value of long-term debt	(12)	(8)	(2)	(12)
Net impact on Condensed Consolidated Statements of Earnings	$—	$—	$—	$—

The following table presents the notional amounts of our derivative instruments at July 30, 2016, January 30, 2016, and August 1, 2015 ($ in millions):

	Notional Amount
Contract Type	July 30, 2016	January 30, 2016	August 1, 2015
Derivatives designated as net investment hedges	$203	$208	$207
Derivatives designated as interest rate swaps	750	750	750
No hedge designation (foreign exchange forward contracts)	41	94	163
Total	$994	$1,052	$1,120

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations for the three and six months ended July 30, 2016, and August 1, 2015 ($ and shares in millions):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Numerator
Net earnings from continuing operations	$182	$164	$408	$201

Denominator
Weighted-average common shares outstanding	320.8	349.6	322.2	351.0
Dilutive effect of stock compensation plan awards	2.1	4.3	2.6	4.8
Weighted-average common shares outstanding, assuming dilution	322.9	353.9	324.8	355.8

Net earnings per share from continuing operations
Basic	$0.57	$0.47	$1.27	$0.57
Diluted	$0.56	$0.46	$1.26	$0.57

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 8.8 million and 10.4 million shares of or common stock for the three months ended July 30, 2016, and August 1, 2015, respectively, and options to purchase 8.8 million and 10.4 million shares of our common stock for the six months ended July 30, 2016, and August 1, 2015, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented, and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.    Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three and six months ended July 30, 2016, and August 1, 2015 ($ in millions):

Foreign Currency Translation
Balances at April 30, 2016	$316
Foreign currency translation adjustments	(20)
Balances at July 30, 2016	$296

Foreign Currency Translation
Balances at January 30, 2016	$271
Foreign currency translation adjustments	25
Balances at July 30, 2016	$296

Foreign Currency Translation
Balances at May 2, 2015	$330
Foreign currency translation adjustments	(32)
Balances at August 1, 2015	$298

Foreign Currency Translation
Balances at January 31, 2015	$382
Foreign currency translation adjustments	(17)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(67)
Balances at August 1, 2015	$298

The gains and losses on our net investment hedges, which are included in foreign currency translation adjustments, were not material for the periods presented. There is generally no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested.

10.    Repurchase of Common Stock

We have a $5.0 billion share repurchase program that was authorized by our Board of Directors in June 2011. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. As of January 30, 2016, $3.0 billion remained available for share repurchases. On February 25, 2016, we announced our intent to repurchase up to an additional $1.0 billion over two years.

On January 22, 2016, we entered into a variable notional accelerated share repurchase agreement ("ASR") with a third party financial institution to repurchase $150 million to $175 million of our common stock. Under the agreement, we paid $175 million at the beginning of the contract and received an initial delivery of 4.4 million shares on January 25, 2016. We retired these shares and recorded a $120 million reduction to shareholders' equity. As of January 30, 2016, the remaining $55 million was included as a reduction of shareholders' equity in Prepaid share repurchase in the Condensed Consolidated Balance Sheets. The ASR was settled on February 17, 2016, for a final notional amount of $165 million. Accordingly, we received 1.6 million shares, which were retired, and a $10 million cash payment from our counter-party equal to the difference between the $175 million up-front payment and the final notional amount.

The following table presents information regarding the shares we repurchased during the three months and six months ended July 30, 2016 and August 1, 2015 ($, except per share amounts, and shares in millions):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Total cost of shares repurchased
Open market(1)	$221	$324	$277	$324
Settlement of January 2016 ASR	—	—	45	—
Total	$221	$324	$322	$324

Average price per share
Open market	$30.65	$34.02	$30.98	$34.02
Settlement of January 2016 ASR	$—	$—	$28.55	$—
Average	$30.65	$34.02	$30.62	$34.02

Number of shares repurchased and retired
Open market(1)	7.2	9.5	8.9	9.5
Settlement of January 2016 ASR	—	—	1.6	—
Total	7.2	9.5	10.5	9.5

(1)
As of July 30, 2016, $5.8 million, or 0.2 million shares, in trades remained unsettled. As of August 1, 2015, $2.5 million, or 0.1 million shares, in trades remained unsettled. The liability for unsettled trades is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

At July 30, 2016, approximately $2.7 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares are retired and constitute authorized but unissued shares.

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

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Domestic	$7,889	$7,878	$15,718	$15,768
International	644	650	1,258	1,318
Total revenue	$8,533	$8,528	$16,976	$17,086

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Domestic	$289	$309	$661	$613
International	—	(21)	—	(239)
Total operating income	289	288	661	374
Other income (expense)
Gain on sale of investments	—	—	2	2
Investment income and other	8	4	14	11
Interest expense	(18)	(20)	(38)	(40)
Earnings from continuing operations before income tax expense	$279	$272	$639	$347

Assets by reportable segment were as follows ($ in millions):

	July 30, 2016	January 30, 2016	August 1, 2015
Domestic	$11,968	$12,318	$12,328
International	1,286	1,201	1,231
Total assets	$13,254	$13,519	$13,559

12.    Contingencies

We are involved in a number of legal proceedings. Where appropriate, we have made accruals with respect to these matters, which are reflected in our Condensed Consolidated Financial Statements. However, there are cases where liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made. We provide disclosure of matters where we believe it is reasonably possible the impact may be material to our Condensed Consolidated Financial Statements.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act. Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. We await a decision by IBEW as to whether it will appeal. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

Cathode Ray Tube Action

On November 14, 2011, we filed a lawsuit captioned In re Cathode Ray Tube Antitrust Litigation in the United States District Court for the Northern District of California. We alleged that the defendants engaged in price fixing in violation of antitrust regulations relating to cathode ray tubes for the time period between March 1, 1995, through November 25, 2007. In connection with this action, we received settlement proceeds, net of legal expenses and costs, in the amount of $75 million during fiscal 2016. In the first quarter of fiscal 2017, we settled with the remaining defendants for $161 million, net of legal expenses and costs; $127 million of which we have received and $34 million of which we expect to receive in January 2017 or earlier.  Settlement proceeds were recognized in Cost of goods sold with the associated legal expenses recorded in SG&A. This matter is now resolved.

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

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, has a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, beginning in fiscal 2016, all Canadian store and website revenue has been removed from the comparable sales base and the International segment no longer has a comparable metric. Therefore, Enterprise comparable sales equals the Domestic segment comparable sales. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

Non-GAAP Considerations

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as constant currency, non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share ("EPS") from continuing operations and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. We believe that non-GAAP financial measures, when reviewed in conjunction with

GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP measures. Generally, non-GAAP measures include adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on investments. In addition, certain other items may be excluded from non-GAAP financial measures when we believe this provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

Business Strategy Update

In the second quarter of fiscal 2017, we delivered Enterprise revenue of $8.5 billion and our diluted earnings per share from continuing operations increased 21.7% to $0.56 versus $0.46 last year. Our non-GAAP diluted earnings per share from continuing operations for the second quarter of fiscal 2017 was $0.57 versus $0.49 last year, an increase of 16.3%. These results were due to the strong performance of both our Domestic and International segments.

In our Domestic segment, we delivered comparable sales of 0.8% for the second quarter of fiscal 2017. We saw continued positive momentum in our online channel, delivering a 23.7% Domestic segment online comparable sales growth in the second quarter of fiscal 2017 versus 17.0% in the second quarter of fiscal 2016. Similar to the trend in the first quarter of fiscal 2017, we saw year-over-year sales growth in health and wearables, home theater and appliances, partially offset by continued softness in mobile phones and gaming.

We also continued to see considerable year-over-year improvement in our overall Net Promoter Score,which increased approximately 500 basis points compared to the second quarter of fiscal 2016.

In our International segment, revenue declined 1.0% in the second quarter of fiscal 2017 versus our guidance of a 5% to 10% decline. On a constant currency basis, revenue grew 4.1% in the second quarter of fiscal 2017, driven by strong execution and higher than expected sales retention in Canada.

We have also continued to make progress against our fiscal 2017 priorities. Our first priority is to build on our strong industry position and multi-channel capabilities to drive the existing business. Below is an overview of our progress against these initiatives:

•
Home Theater: Our market-leading customer experience around 4K and large screen premium technologies and our 79 Magnolia Design Center stores within a store, continue to drive sales growth. During the second quarter of fiscal

2017, we opened 376 new LG experiences in our stores, in addition to our existing 660 Samsung and 388 Sony experiences.

•
Appliances: We leveraged our 200 Pacific Kitchen & Home stores within a store to deliver 8.2% comparable sales growth in the second quarter of fiscal 2017 versus 20.7% comparable sales growth in the second quarter of fiscal 2016. During the quarter, we implemented a number of improvements to our installation and delivery capabilities, including the ability for online and in-store customers to choose a shorter delivery time window at the point of purchase. In the long term, we believe these innovative improvements will contribute to the continued growth of our appliance business. However, they did result in short-term disruptions that negatively impacted this quarter's comparable sales growth rate.

•
Computing: In computing, similar to home theater, our partnerships with key vendors, the strength of our market-leading position and our focus on assortment management and solution selling have created a superior customer experience.

•
Mobile: As expected, revenue declined during the first half of fiscal 2017. We expect this trend to reverse in the second half of fiscal 2017, as anticipated product launches stimulate consumer demand and as we lap the sales declines seen in the category last year.

•
Entertainment: We continue to expand our presence in virtual reality. By Holiday, we expect to be selling an expanded assortment of virtual reality products in the vast majority of our stores, and we expect to have more than 500 stores equipped with demonstration stations so customers can try out this exciting new technology. We believe virtual reality has the potential to contribute to our growth in the future, but we do not expect a material financial impact this fiscal year, given the timing of launches, inventory availability and the fact that we are early in the cycle.

•
Services: We continue to drive improvements in our service quality and increase our Net Promoter Score. As expected, overall services comparable sales declined during the second quarter of fiscal 2017 due to the carryover effect of the pricing investments we made in September 2015, as well as the ongoing reduction of repair revenue driven by lower frequency of claims on our extended warranties. We did see less of a sales decline this quarter compared to the past several quarters, and as we begin to anniversary the pricing investment, we expect comparable sales in our services business to be flat to slightly positive in the second half of fiscal 2017.

•
Online: Our 23.7% Domestic segment online comparable sales growth was driven by the continued improvements to our digital customer experience and enhanced dot-com capabilities. These include, for example, faster shipping, responsive design, a more streamlined checkout process, improved search functionality, better visibility for open box and clearance items and more relevant product recommendations. Also, in our mobile app, we have implemented distilled reviews on over 40,000 SKUs. This means customers don't have to wade through hundreds or sometimes thousands of reviews, but can instead read a quick summary of the pros and cons of a product. In addition, across platforms we can show customers products that are available in the store closest to them and show which products are actually displayed in stores near them if they are interested in experiencing the product before they buy. Our e-commerce focus has evolved from a phase of building foundations to a phase of driving innovations for our customers, and we are excited about the customer experience improvements still in the pipeline yet for this fiscal year.

•
Retail stores: Given the complexity of technology and the needs of our customers, our stores are a key asset for us. The level of proficiency and engagement of our associates is continuing to increase as manifested by the significant increase of our Net Promoter Scores. This is the result of a deliberate and systematic effort to lift the capabilities and performance of each individual associate. This effort includes investment in training and daily coaching with a heightened focus on product knowledge and selling skills. Additionally, we are ensuring that our store general managers and assistant managers remain with their stores longer, allowing them to be more effective at training, coaching and more broadly leading their teams. We are also improving our store associate retention rates, particularly across our sales roles.

•
International segment: Our Canadian transformation is continuing to make good progress. As reflected in our revenue performance, customer retention is proving to be higher than expected. Our team is focused on continuing to invest in our stores and online channel, to improve the customer experience and financial performance, something that has been enabled by the consolidation of the two brands we had in Canada. Similar to the Domestic segment, we are partnering with key vendors to upgrade our Canadian stores.

Our second fiscal 2017 priority is to reduce cost and drive efficiency throughout the business. As we have stated previously, reducing cost is essential for us to be able to fund our investments, build our resilience to product cycles and increase our profitability over time. The key element to achieving this is simplifying and streamlining our core business processes, simultaneously improving the customer and employee experience and driving costs out. As it relates to our Renew Blue Phase 2 cost reduction and gross profit optimization target of $400 million over three years, we achieved another $50 million in the second quarter of fiscal 2017, bringing our current total to $250 million.

Our third fiscal 2017 priority is to advance key initiatives to drive future growth and differentiation. We intend to be the company that makes it easy for customers to learn about and enjoy the latest technology as they pursue their passions and take care of what is important to them in their lives. With our combination of digital, store and in-home assets, we feel we have a great opportunity to address key customer pain points, build stronger ongoing relationships with our customers and unleash growth opportunities. Fiscal 2017 is a year of exploration and experimentation, and we are testing several concepts across the country that have the potential to be compelling customer experiences. For example, in a few markets we are piloting an in-home advisor program which involves a free in-home consultation with an experienced technology advisor who can identify a customer's needs, design a personalized solution and become a personal resource over time. In a few of the markets, we are testing in-store classes on topics such as digital photography, home automation, maximizing your Wi-Fi and helping parents ensure that their kids have a safe online experience. We are also testing Geek Squad on-demand services, including same day support for customers who need immediate technology help or advice.

In summary, we are encouraged by the quality of our execution, the momentum in our business and the strength of our first half of fiscal 2017 financial results, and we are excited by our mission to help customers live their lives and pursue their passions with the help of technology and the growth opportunities this mission and the related customer needs creates for us.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to Mexico is also presented on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended July 30, 2016.

Discontinued operations are comprised primarily of Five Star within our International segment. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Revenue	$8,533	$8,528	$16,976	$17,086
Revenue % gain (decline)	0.1%	0.8%	(0.6)%	(0.1)%
Comparable sales % gain (1)	0.8%	3.8%	0.4%	2.2%
Restructuring charges – cost of goods sold	$—	$(3)	$—	$5
Gross profit	$2,062	$2,098	$4,207	$4,128
Gross profit as a % of revenue(2)	24.2%	24.6%	24.8%	24.2%
SG&A	$1,773	$1,811	$3,517	$3,577
SG&A as a % of revenue(2)	20.8%	21.2%	20.7%	20.9%
Restructuring charges	$—	$(1)	$29	$177
Operating income	$289	$288	$661	$374
Operating income as a % of revenue	3.4%	3.4%	3.9%	2.2%
Net earnings from continuing operations	$182	$164	$408	$201
Earnings from discontinued operations	$16	$—	$19	$92
Net earnings	$198	$164	$427	$293
Diluted earnings per share from continuing operations	$0.56	$0.46	$1.26	$0.57
Diluted earnings per share	$0.61	$0.46	$1.31	$0.82

(1)
The Canadian brand consolidation that was initiated in the first quarter of fiscal 2016 had a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric has not been provided. Therefore, the Consolidated comparable sales for the three and six months ended July 30, 2016, and August 1, 2015, equal the Domestic segment comparable sales.

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

The components of the 0.1% revenue increase for the second quarter of fiscal 2017 and the 0.6% decrease for the first six months of fiscal 2017 were as follows:

	Three Months Ended	Six Months Ended
	July 30, 2016	July 30, 2016
Comparable sales impact	0.8%	0.4%
Non-comparable sales(1)	(0.3)%	(0.5)%
Impact of foreign currency exchange rate fluctuations	(0.4)%	(0.5)%
Total revenue increase (decrease)	0.1%	(0.6)%

(1)
Non-comparable sales reflects the impact of all revenue in our International segment, net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The gross profit rate decreased by 0.4% of revenue in the second quarter of fiscal 2017. The gross profit rate decline in our Domestic segment accounted for the decrease. For the first six months of fiscal 2017, the gross profit rate increased by 0.6% of revenue. The increase was due to an increase in both the Domestic and International segments. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The enterprise SG&A rate decreased by 0.4% of revenue for the second quarter of fiscal 2017. The Domestic segment accounted for a majority of the decrease. The SG&A rate for the first six months of fiscal 2017 decreased by 0.2% of revenue. The decrease was due to a decrease in both the Domestic and International segments. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

We recorded no restructuring charges in the second quarter of fiscal 2017 and a benefit of $4 million in restructuring charges in the second quarter of fiscal 2016. For the first six months of fiscal 2017, we recorded $29 million of restructuring charges compared to $182 million recorded in the first six months of fiscal 2016. The current fiscal year charges primarily relate to our Domestic segment, while the prior fiscal year charges primarily related to our International segment. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income increased $1 million and our operating income rate of 3.4% of revenue remained the same in the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016. For the first six months of fiscal 2017, operating income increased $287 million and our operating rate increased to 3.9% of revenue, compared to 2.2% of revenue in the first six months of fiscal 2016. The increase in operating income was primarily due to the decrease in restructuring charges driven by our International segment and an increase in gross profit driven by our Domestic segment. For further discussion on each segment's operating income, see Segment Performance Summary below.

Income Tax Expense

Income tax expense decreased to $97 million in the second quarter of fiscal 2017 compared to $108 million in the prior-year period, primarily due to a higher mix of forecast taxable income from foreign operations in the current year period. Our effective income tax rate in the second quarter of fiscal 2017 was 34.8% compared to a rate of 39.8% in the second quarter of fiscal 2016. The decrease in the effective income tax rate was primarily due to a higher mix of forecast taxable income from foreign operations and the resolution of certain tax matters in the current year period.
Income tax expense increased to $231 million in the first six months of fiscal 2017 compared to $146 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate for the first six months of fiscal 2017 was 36.2%, compared to a rate of 42.1% the first six months of fiscal 2016. The decrease in the effective income tax rate was primarily due to a higher mix of forecast taxable income from foreign operations and the resolution of certain tax matters in the current year period, as well as the increase in pre-tax earnings as the impact of discrete items on our effective income tax rate is less when our pre-tax earnings are higher.
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

Discontinued Operations
We recognized $16 million and $19 million of earnings from discontinued operations in the three and six months ended July 30, 2016, respectively. Both balances were primarily related to the gain on sale of a retail property in Shanghai, China, which related to our disposal of our Five Star business in China. We had no earnings from discontinued operations in the second quarter of fiscal 2016, and we recognized $92 million of earnings from discontinued operations for the first six months of fiscal 2016. The prior period balance was primarily due to a $99 million gain on sale of our Five Star business in China. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Revenue	$7,889	$7,878	$15,718	$15,768
Revenue % gain (decline)	0.1%	3.9%	(0.3)%	2.6%
Comparable sales % gain (1)	0.8%	3.8%	0.4%	2.2%
Gross profit	$1,895	$1,946	$3,881	$3,832
Gross profit as a % of revenue	24.0%	24.7%	24.7%	24.3%
SG&A	$1,608	$1,636	$3,195	$3,220
SG&A as a % of revenue	20.4%	20.8%	20.3%	20.4%
Restructuring charges	$(2)	$1	$25	$(1)
Operating income	$289	$309	$661	$613
Operating income as a % of revenue	3.7%	3.9%	4.2%	3.9%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	10.6%	8.6%	10.6%	8.6%
Comparable online sales % gain(1)	23.7%	17.0%	23.8%	10.8%

(1)	Comparable online sales is included in the comparable sales calculation.

Domestic segment revenue of $7.9 billion in the second quarter of fiscal 2017 increased 0.1% compared to the same period in the prior year. This increase was driven by comparable sales growth of 0.8%, partially offset by the loss of revenue from 12 Best Buy and 22 Best Buy Mobile store closures. Contributing to the quarter over quarter growth was Domestic segment online revenue of $835 million, which increased 23.7% on a comparable basis primarily due to increased traffic, higher average order values and higher conversion rates.

Domestic segment revenue of $15.7 billion for the first six months of fiscal 2017 decreased 0.3% compared to the same period in the prior year. This decrease was driven by the loss of revenue from store closures, partially offset by comparable sales growth of 0.4%. For the first six months of fiscal 2017, Domestic segment online revenue was $1.7 billion, which increased 23.8% on a comparable basis.

The components of our Domestic segment's 0.1% revenue increase and 0.3% revenue decrease for the second quarter and first six months of fiscal 2017, respectively, were as follows:

	Three Months Ended	Six Months Ended
	July 30, 2016	July 30, 2016
Comparable sales impact	0.8%	0.4%
Non-comparable sales(1)	(0.7)%	(0.7)%
Total revenue increase (decrease)	0.1%	(0.3)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as, the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2017 and 2016:

	Fiscal 2017				Fiscal 2016
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	1,036	—	(1)	1,035	1,049	—	(2)	1,047
Best Buy Mobile stand-alone	338	—	(4)	334	362	—	(6)	356
Pacific Sales stand-alone	28	—	—	28	29	—	—	29
Magnolia Audio Video stand-alone	—	—	—	—	2	—	(1)	1
Total Domestic segment stores	1,402	—	(5)	1,397	1,442	—	(9)	1,433

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

The following table presents the Domestic segment’s revenue mix percentages and comparable sales percentage changes by revenue category in the second quarters of fiscal 2017 and 2016:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Consumer Electronics	33%	32%	4.0%	7.3%
Computing and Mobile Phones	46%	47%	0.3%	1.5%
Entertainment	5%	6%	(18.0)%	(2.0)%
Appliances	11%	10%	8.2%	20.7%
Services	5%	5%	(7.2)%	(13.1)%
Other	—%	—%	n/a	n/a
Total	100%	100%	0.8%	3.8%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Consumer Electronics: The 4.0% comparable sales gain was driven primarily by an increase in the sales of 4K and large screen televisions and related home theater accessories.

•	Computing and Mobile Phones: The 0.3% comparable sales gain was primarily due to an increase in wearables and computer sales partially offset by continued industry declines in mobile phones.

•	Entertainment: The 18.0% comparable sales decline was driven by declines in gaming hardware due to continued industry declines as well as declines in music and movies.

•	Appliances: The 8.2% comparable sales gain was a result of continued growth in major appliances sales as well as the expansion of Pacific Kitchen & Home stores within a store.

•	Services: The 7.2% comparable sales decline was due to investments in services pricing and the lower frequency of claims on our extended warranties, which reduces our repair revenue.

The gross profit rate of our Domestic segment decreased to 24.0% of revenue in the second quarter of fiscal 2017 from 24.7% of revenue in the second quarter of fiscal 2016. The decrease was primarily due to (1) the negative impact from lapping the periodic profit sharing benefit from our services plan portfolio and an extended warranty deferred revenue adjustment in the second quarter of fiscal 2016; (2) investments in services pricing; (3) the impact of inventory availability in the high margin digital imaging category driven by the Japanese earthquakes in April; and (4) prior year cathode ray tube ("CRT") settlement proceeds which did not recur this year.

The gross profit rate of our Domestic segment increased to 24.7% of revenue for the first six months of fiscal 2017 from 24.3% of revenue for the first six months of fiscal 2016. The increase was primarily due to CRT settlement proceeds partially offset by the negative impact from lapping the periodic profit sharing benefit from our services plan portfolio and an extended warranty deferred revenue adjustment in the second quarter of fiscal 2016.

Domestic SG&A was $1.6 billion, or 20.4% of revenue, in the second quarter of fiscal 2017 compared to $1.6 billion, or 20.8% of revenue, in the second quarter of fiscal 2016. For the first six months of fiscal 2017, Domestic SG&A was $3.2 billion, or 20.3% of revenue, compared to $3.2 billion, or 20.4% of revenue, in the prior period. The decreases in SG&A and SG&A rate were primarily driven by Renew Blue Phase 2 cost reductions, which were partially offset by strategic investments.

In the first six months of fiscal 2017, our Domestic segment recorded restructuring charges of $25 million driven by our Renew Blue Phase 2 activity. Refer to Note 5, Restructuring Charges, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Our Domestic segment operating income decreased by $20 million in the second quarter of fiscal 2017, compared to the same period in the prior year, primarily due to a decrease in our gross profit rate, partially offset by a lower SG&A rate, as described above.

For the first six months of fiscal 2017, our Domestic segment operating income increased by $48 million compared to the prior-year period. The increase in the first six months of fiscal 2017 was primarily due to the net CRT settlement proceeds, partially offset by higher restructuring charges, as described above.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Revenue	$644	$650	$1,258	$1,318
Revenue % decline	(1.0)%	(25.6)%	(4.6)%	(23.9)%
Comparable sales % gain (decline)(1)	n/a	n/a	n/a	n/a
Restructuring charges – cost of goods sold	$—	$(3)	$—	$5
Gross profit	$167	$152	$326	$296
Gross profit as a % of revenue	25.9%	23.4%	25.9%	22.5%
SG&A	$165	$175	$322	$357
SG&A as a % of revenue	25.6%	26.9%	25.6%	27.1%
Restructuring charges	$2	$(2)	$4	$178
Operating income (loss)	$—	$(21)	$—	$(239)
Operating income (loss) as a % of revenue	—%	(3.2)%	0.0%	(18.1)%

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

International segment revenue declined 1.0% to $644 million in the second quarter of fiscal 2017. For the first six months of fiscal 2017, International segment revenue declined 4.6% to $1,258 million. The decrease for both periods was due to a negative foreign currency impact of 5.1% and 6.0%, respectively. On a constant currency basis, International revenue increased 4.1% and 1.4% for the second quarter and first six months of fiscal 2017 compared to the second quarter and first six months of fiscal 2016, respectively. The increase for both periods was driven by growth in both Canada and Mexico.

The components of our International segment's 1.0% and 4.6% revenue decrease for the second quarter and first six months of fiscal 2017 were as follows:

	Three Months Ended	Six Months Ended
	July 30, 2016	July 30, 2016
Non-comparable sales(1)	4.1%	1.4%
Impact of foreign currency exchange rate fluctuations	(5.1)%	(6.0)%
Total revenue decrease	(1.0)%	(4.6)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as, the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2017 and 2016:

	Fiscal 2017				Fiscal 2016
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Best Buy	135	—	—	135	136	—	—	136
Best Buy Mobile stand-alone	56	—	(2)	54	56	—	—	56
Mexico
Best Buy	18	—	—	18	18	—	—	18
Express	6	—	—	6	5	—	—	5
Total International segment stores	215	—	(2)	213	215	—	—	215

The following table presents revenue mix percentages for the International segment by revenue category in the second quarters of fiscal 2017 and 2016:

	Revenue Mix
	Three Months Ended
	July 30, 2016	August 1, 2015
Consumer Electronics	29%	31%
Computing and Mobile Phones	48%	48%
Entertainment	6%	7%
Appliances	7%	7%
Services	8%	6%
Other	2%	1%
Total	100%	100%

Our International segment experienced an increase in gross profit of $15 million, or 9.9%, in the second quarter of fiscal 2017, compared to the second quarter of fiscal 2016. For the first six months of fiscal 2017, our International segment gross profit increased $30 million, or 10.1%, compared to the first six months of fiscal 2016. The gross profit increase for both periods was primarily driven by a higher year-over-year gross profit rate in Canada due to the impact of the significant disruption and corresponding increased promotional activity related to the brand consolidation in the second quarter of fiscal 2016.

Our International segment’s SG&A decreased $10 million, or 5.7%, in the second quarter of fiscal 2017 compared to the prior-year period. For the first six months of fiscal 2017, our International segment SG&A decreased $35 million, or 9.8%, compared to the first six months of fiscal 2016. The decrease in SG&A for both periods was primarily driven by the elimination of expenses associated with closed stores as part of the Canadian brand consolidation and the positive impact of foreign currency fluctuation.

In the first six months of fiscal 2016, our International segment recorded restructuring charges of $183 million driven by our Canadian brand consolidation activities and primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. Refer to Note 5, Restructuring Charges, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Our International segment recorded break even operating income in the second quarter of fiscal 2017 compared to an operating loss of $21 million in the second quarter of fiscal 2016. For the first six months of fiscal 2017, our International segment recorded break even operating income compared to an operating loss of $239 million for the prior-year period. The increase in operating income for both periods was driven by lower restructuring charges and lower SG&A, as described above.

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

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Operating income	$289	$288	$661	$374
Net CRT settlements(1)	—	(8)	(161)	(75)
Restructuring charges – COGS(2)	—	(3)	—	5
Other Canadian brand consolidation charges - SG&A(3)	1	2	1	5
Non-restructuring asset impairments - SG&A(4)	3	14	8	25
Restructuring charges(2)	—	(1)	29	177
Non-GAAP operating income	$293	$292	$538	$511

Income tax expense	$97	$108	$231	$146
Effective tax rate	34.8%	39.8%	36.2%	42.1%
Income tax impact of non-GAAP adjustments(5)	1	(6)	(46)	31
Non-GAAP income tax expense	$98	$102	$185	$177
Non-GAAP effective tax rate	34.7%	37.1%	36.1%	36.8%

Net earnings from continuing operations	$182	$164	$408	$201
Net CRT settlements(1)	—	(8)	(161)	(75)
Restructuring charges – COGS(2)	—	(3)	—	5
Other Canadian brand consolidation charges - SG&A(3)	1	2	1	5
Non-restructuring asset impairments - SG&A(4)	3	14	8	25
Restructuring charges(2)	—	(1)	29	177
Gain on sale of investments	—	—	(2)	(2)
Income tax impact of non-GAAP adjustments(5)	(1)	6	46	(31)
Non-GAAP net earnings from continuing operations	$185	$174	$329	$305

Diluted earnings per share from continuing operations	$0.56	$0.46	$1.26	$0.57
Per share impact of net CRT settlements(1)	—	(0.02)	(0.50)	(0.21)
Per share impact of restructuring charges - COGS(2)	—	(0.01)	—	0.01
Per share impact of other Canadian brand consolidation charges SG&A(3)	—	—	—	0.01
Per share impact of non-restructuring asset impairments - SG&A(4)	0.01	0.04	0.03	0.07
Per share impact of restructuring charges(2)	—	—	0.09	0.50
Per share impact of gain on sale of investments	—	—	(0.01)	—
Per share income tax impact of non-GAAP adjustments(5)	—	0.02	0.14	(0.09)
Non-GAAP diluted earnings per share from continuing operations	$0.57	$0.49	$1.01	$0.86

(1)
Represents CRT litigation settlements related to the United States reached in each reported period, net of related legal fees and costs. Settlements relate to products purchased and sold in prior fiscal years. Refer to Note 12, Contingencies, in the Notes to Condensed Consolidated Financial Statements for additional information.

(2)
Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. For the three months ended August 1, 2015, a benefit of $1 million related to the United States and a charge of the $5 million related to Canada. For the six months ended July 30, 2016, $25 million related to the United States and $4 million related to Canada. For the six months ended August 1, 2015, a benefit of $1 million related to the United States and a charge of $183 million related to Canada.

(3)
Represents charges related to the Canadian brand consolidation initiated in the first quarter of fiscal 2016, primarily due to retention bonuses and other store-related costs that were a direct result of the consolidation but did not qualify as restructuring charges.

(4)
Refer to Note 3, Fair Value Measurements, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. For the three months ended July 30, 2016, the entire balance related to the United States. For the three months ended August 1, 2015, $11 million related to the United States and $3 million related to Canada. For the six months ended July 30, 2016, $7 million related to the United States and $1 million related to Canada. For the six months ended August 1, 2015, $22 million related to the United States and $3 million related to Canada.

(5)
Income tax impact of non-GAAP adjustments is the summation of the calculated income tax charge related to each non-GAAP non-income tax adjustment. The non-GAAP adjustments relate primarily to adjustments in the United States and Canada; therefore, the income tax charge is calculated using the statutory tax rates of 38% and 26.4%, respectively, applied to non-GAAP adjustments of each country.

For the second quarter of fiscal 2017, non-GAAP operating income rate was 3.4% of revenue, which was consistent with the non-GAAP operating income rate for the second quarter of fiscal 2016. The non-GAAP operating income rate was 3.2% and 3.0% of revenue for the first six months of fiscal 2017 and fiscal 2016, respectively. This increase was driven by lower SG&A in the International segment related to the elimination of expenses associated with closed stores as part of the Canadian brand consolidation. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in the second quarter and first six months of fiscal 2017.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment to support our business strategies, the performance of our business, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Renew Blue strategy.

The following table summarizes our cash and cash equivalents and short-term investments balances at July 30, 2016, January 30, 2016, and August 1, 2015 ($ in millions):

	July 30, 2016	January 30, 2016	August 1, 2015
Cash and cash equivalents	$1,861	$1,976	$1,800
Short-term investments	1,590	1,305	1,695
Total cash and cash equivalents and short-term investments	$3,451	$3,281	$3,495

The increase in total cash and cash equivalents and short-term investments from January 30, 2016, was primarily due to cash generated from operating activities, partially offset by the repayment of our 2016 Notes, additional share repurchases and dividend payments.

Cash Flows

The following table summarizes our cash flows from total operations for the first six months of fiscal 2017 and 2016 ($ in millions):

	Six Months Ended
	July 30, 2016	August 1, 2015
Total cash provided by (used in):
Operating activities	$1,288	$308
Investing activities	(495)	(478)
Financing activities	(933)	(640)
Effect of exchange rate changes on cash	25	(16)
Decrease in cash and cash equivalents	$(115)	$(826)

Operating activities
The increase in cash provided by operating activities in fiscal 2017 as compared to fiscal 2016 was primarily due to higher net earnings in fiscal 2017 and changes in working capital, mainly due to timing of receipts and payments of inventory. During fiscal 2016, we generally purchased and paid for inventory earlier in the Holiday season than in the prior year, meaning that the cash paid in the first quarter of fiscal 2017 was lower than in fiscal 2016. In addition, the first quarter of fiscal 2017 included the Super Bowl, which also increased cash inflows compared to the first quarter of fiscal 2016.

Investing activities
The increase in cash used in investing activities in the first six months of fiscal 2017 compared to the prior-year period is primarily due to the reduction of cash received related to the disposition of Five Star. In the first six months of fiscal 2016, we received net cash of $92 million related to the sale of Five Star, while in the first six months of fiscal 2017, we received $56 million for the Five Star asset held for sale as of January 30, 2016.

Financing activities
The increase in cash used in financing activities in the first six months of fiscal 2017 compared to the prior-year period was primarily the result of the repayment of our 2016 Notes, partially offset by a reduction in the cash used to repurchase common stock. While the rate of common stock repurchases is similar year-over-year, the cash outflow has decreased due to the accelerated share repurchase agreement entered into on January 22, 2016, (refer to Note 10, Repurchase of Common Stock, in the Notes to Condensed Consolidated Financial Statements for additional information) that required payment prior to the end of fiscal 2016 but settled in the first quarter of fiscal 2017.

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

On June 27, 2016, we entered into a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the "Previous Facility"), which was originally scheduled to expire in June 2019, but was terminated on June 27, 2016. The Five-Year Facility Agreement permits borrowings up to $1.25 billion and expires in June 2021. At July 30, 2016, we had no borrowings outstanding under the Five-Year Facility Agreement. The Five-Year Facility Agreement contains substantially the same terms as the Previous Facility. Refer to Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information about the Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At July 30, 2016, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at July 30, 2016 are summarized below. On July 26, 2016, Standard & Poor's Rating Services ("Standard & Poor's") upgraded its long-term credit rating from BB+ to BBB- with a Stable outlook. On August 24, 2016, Moody's Investors Service, Inc. ("Moody's") affirmed its long-term credit rating of Baa1 with a Stable outlook. On August 26, 2015, Fitch Ratings Limited ("Fitch") upgraded its long-term credit rating from BB to BBB- with a Stable outlook.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB-	Stable
Moody's	Baa1	Stable
Fitch	BBB-	Stable

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and our product warranty program. Restricted cash and cash equivalents related to our continuing operations, which are included in other current assets, remained consistent at $189 million, $185 million, and $184 million at July 30, 2016, January 30, 2016, and August 1, 2015, respectively.

Debt and Capital

In March 2016, we repaid our $350 million principal amount of notes due March 15, 2016 using existing cash resources. As of July 30, 2016, we have $500 million principal amount of notes due August 1, 2018 (the "2018 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes"). Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further information about our 2018 Notes and 2021 Notes.

Other

At July 30, 2016, January 30, 2016, and August 1, 2015, we had $181 million, $178 million, and $52 million, respectively, outstanding under financing lease obligations. The increase in financing lease obligations from August 1, 2015, to July 30, 2016, was primarily due to renewals on existing leases.

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

We have a $5.0 billion share repurchase program that was authorized by our Board in June 2011. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. In fiscal 2016, we repurchased $1.0 billion, and as of January 30, 2016, there was $3.0 billion available for share repurchases.

On February 25, 2016, we announced a plan to return capital to shareholders. The plan included a special dividend of $0.45 per share, or approximately $145 million, and a 22% increase in our regular quarterly dividend to $0.28 per share. We plan to continue share repurchases under the June 2011 share repurchase program, with the intent to repurchase $1.0 billion in shares in fiscal 2017 and fiscal 2018.

For the six months ended July 30, 2016, we repurchased 10.5 million shares at a cost of $322 million. At July 30, 2016, $2.7 billion remained available for additional purchases under the June 2011 share repurchase program. For the six months ended August 1, 2015, we repurchased 9.5 million shares at a cost of $324 million. Repurchased shares are retired and constitute authorized but unissued shares.

During the second quarters of fiscal 2017 and 2016, we declared and paid our regular quarterly cash dividend of $0.28 and $0.23 per common share, or $90 million and $81 million in the aggregate, respectively. In the first six months of fiscal 2017 and 2016, we declared and paid $325 million and $342 million, respectively, in regular and special dividends. As announced on August 24, 2016, our Board authorized payment of our next regular quarterly cash dividend of $0.28 per common share, payable on October 4, 2016, to shareholders of record as of the close of business on September 13, 2016.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.4 at the end of the second quarter of fiscal 2017, compared to 1.4 at the end of fiscal 2016 and 1.5 at the end of the second quarter of fiscal 2016. The consistent current ratio in the second quarter of fiscal 2017 compared to the end of fiscal 2016 was driven by the payment of our 2016 Notes, offset by higher cash and cash equivalents and short-term investment balances. The lower current ratio at July 30, 2016, compared to August 2, 2015, was driven by lower receivables and merchandise inventories balances.

Our debt to net earnings ratio was 1.4 at the end of the second quarter of fiscal 2017, compared to 2.1 at the end of fiscal 2016 and 1.9 at the end of the second quarter of fiscal 2016. The decrease at the end of the second quarter of fiscal 2017 compared to both periods was primarily due to the payment of our 2016 Notes and an increase in net earnings in the trailing twelve months for each period presented. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, decreased to 1.6 at the end of the second quarter of fiscal 2017, compared to 1.8 at the end of fiscal 2016 and 1.9 at the end of the second quarter of fiscal 2016. The lower non-GAAP debt to EBITDAR ratio as of the end of the second quarter of fiscal 2017 was also primarily due to the payment of our 2016 Notes and an increase in net earnings in the trailing twelve months for each period presented.

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	July 30, 2016(1)	January 30, 2016(1)(2)	August 1, 2015(1)(2)
Debt (including current portion)	$1,384	$1,734	$1,609
Capitalized operating lease obligations (5 times rental expense)(2)	3,847	3,916	4,030
Non-GAAP debt	$5,231	$5,650	$5,639

Net earnings from continuing operations	$1,014	$807	$841
Interest expense, net	60	65	56
Income tax expense	588	503	492
Depreciation and amortization expense	658	656	655
Rental expense	769	783	806
Restructuring charges and other(3)	91	263	151
EBITDAR	$3,180	$3,077	$3,001

Debt to net earnings ratio	1.4	2.1	1.9
Non-GAAP debt to EBITDAR ratio	1.6	1.8	1.9

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of EBITDAR represent activity for the 12 months ended as of each of the respective dates.

(2)
The multiple of five times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio. Historically, we used a capitalized lease multiple of eight times annual rent expense; however, due to changes in the average remaining lease life of our operating leases, we have lowered the multiple to five. The prior period calculations have been updated to reflect the use of the changes.

(3)	Includes the impact of restructuring charges, non-restructuring asset impairments and CRT litigation settlements.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases and our $1.25 billion in undrawn capacity on our credit facilities at July 30, 2016, which, if drawn upon, would be included as short-term debt in our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than as described in Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements, above, and in the ordinary course of business since the end of fiscal 2016. See our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and short-term investments generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to a floating-rate such that the interest rate expense on this debt will vary with short-term interest rates. Refer to Note 5, Debt, and Note 6, Derivative Instruments, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 for further information regarding our interest rate swaps.

As of July 30, 2016, we had $3.5 billion of cash and short-term investments and $750 million of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $2.8 billion generating income, which is exposed to interest rate changes. As of July 30, 2016, a 50 basis point increase in short-term interest rates would lead to an estimated $14 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $14 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at July 30, 2016 was $244 million. The net fair value recorded on our Condensed Consolidated Balance Sheets at July 30, 2016, related to our foreign exchange forward contracts was $4 million. The amount recorded in our Condensed Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a gain of $2 million in the second quarter of fiscal 2017.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $33 million and a positive impact on our net earnings of $1 million in the second quarter of fiscal 2017.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 30, 2016, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended July 30, 2016, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the second quarter of fiscal 2017, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
May 1, 2016 through May 28, 2016	868,192	$31.79	868,192	$2,860,000,000
May 29, 2016 through July 2, 2016	4,752,727	$30.11	4,752,727	$2,717,000,000
July 3, 2016 through July 30, 2016	1,602,853	$31.63	1,602,853	$2,667,000,000
Total Fiscal 2017 Second Quarter	7,223,772	$30.65	7,223,772

(1)
We have a $5.0 billion share repurchase program that was authorized by our Board in June 2011. At the beginning of the second quarter of fiscal 2017, there was $2.9 billion available for share repurchases. The "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program" reflects the $221 million we purchased in the second quarter of fiscal 2017 pursuant to such program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. For additional information see Note 10, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

10.1	Form of Best Buy Co. Inc. Longer Term Incentive Program Award Agreement for Non-U.S. Directors (2016)

10.2
Five-Year Credit Agreement dated as of June 27, 2016, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JP Morgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 30, 2016)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2017, filed with the SEC on September 2, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 30, 2016, January 30, 2016, and August 1, 2015, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended July 30, 2016, and August 1, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 30, 2016, and August 1, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 20, 2016, and August 1, 2015, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 30, 2016, and August 1, 2015 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: September 2, 2016	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: September 2, 2016	By:	/s/ CORIE BARRY
Corie Barry
Chief Financial Officer

Date: September 2, 2016	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Vice President, Finance – Controller and Chief Accounting Officer