Form 10-Q
period 2016-10-29
BEST BUY CO INC
filed 2016-12-02
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 313,826,197 shares of common stock outstanding as of November 30, 2016.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED OCTOBER 29, 2016

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
($ in millions) (unaudited)

	October 29, 2016	January 30, 2016	October 31, 2015
Assets
Current assets
Cash and cash equivalents	$1,341	$1,976	$1,697
Short-term investments	1,777	1,305	1,650
Receivables, net	1,174	1,162	1,061
Merchandise inventories	6,331	5,051	6,651
Other current assets	398	392	409
Total current assets	11,021	9,886	11,468
Property and equipment, net	2,298	2,346	2,329
Goodwill	425	425	425
Intangibles, net	18	18	18
Other assets	780	813	897
Non-current assets held for sale	—	31	32
Total assets	$14,542	$13,519	$15,169

Liabilities and equity
Current liabilities
Accounts payable	$6,233	$4,450	$6,184
Unredeemed gift card liabilities	377	409	379
Deferred revenue	380	357	330
Accrued compensation and related expenses	308	384	306
Accrued liabilities	782	802	790
Accrued income taxes	43	128	23
Current portion of long-term debt	43	395	383
Total current liabilities	8,166	6,925	8,395
Long-term liabilities	791	877	874
Long-term debt	1,324	1,339	1,250
Equity
Best Buy Co., Inc. shareholders’ equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 313,000,000, 324,000,000 and 345,000,000 shares, respectively	31	32	34
Prepaid share repurchase	—	(55)
Additional paid-in capital	—	—	185
Retained earnings	3,953	4,130	4,135
Accumulated other comprehensive income	277	271	296
Total equity	4,261	4,378	4,650
Total liabilities and equity	$14,542	$13,519	$15,169

NOTE:  The Consolidated Balance Sheet as of January 30, 2016, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
($ and shares in millions, except per share amounts) (unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Revenue	$8,945	$8,819	$25,921	$25,905
Cost of goods sold	6,742	6,708	19,511	19,661
Restructuring charges – cost of goods sold	—	(1)	—	4
Gross profit	2,203	2,112	6,410	6,240
Selling, general and administrative expenses	1,890	1,874	5,407	5,451
Restructuring charges	1	8	30	185
Operating income	312	230	973	604
Other income (expense)
Gain on sale of investments	—	—	2	2
Investment income and other	8	3	22	14
Interest expense	(16)	(20)	(54)	(60)
Earnings from continuing operations before income tax expense	304	213	943	560
Income tax expense	112	84	343	230
Net earnings from continuing operations	192	129	600	330
Gain (loss) from discontinued operations (Note 2), net of tax benefit (expense) of $-, $-, $(7) and $3, respectively	2	(4)	21	88
Net earnings	$194	$125	$621	$418

Basic earnings (loss) per share
Continuing operations	$0.61	$0.37	$1.87	$0.95
Discontinued operations	—	(0.01)	0.07	0.25
Basic earnings per share	$0.61	$0.36	$1.94	$1.20

Diluted earnings (loss) per share
Continuing operations	$0.60	$0.37	$1.85	$0.93
Discontinued operations	0.01	(0.01)	0.07	0.25
Diluted earnings per share	$0.61	$0.36	$1.92	$1.18

Dividends declared per common share	$0.28	$0.23	$1.29	$1.20

Weighted-average common shares outstanding
Basic	316.2	344.7	320.2	348.9
Diluted	320.0	349.0	323.6	353.6

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
($ in millions) (unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net earnings	$194	$125	$621	$418
Foreign currency translation adjustments	(19)	(2)	6	(19)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	—	(67)
Comprehensive income	$175	$123	$627	$332

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Change in Shareholders' Equity
($ and shares in millions) (unaudited)

	Best Buy Co., Inc.
	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc.	Non- controlling Interests	Total
Balances at January 30, 2016	324	$32	$(55)	$—	$4,130	$271	$4,378	$—	$4,378
Net earnings, nine months ended October 29, 2016	—	—	—	—	621	—	621	—	621
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	6	6	—	6
Stock-based compensation	—	—	—	82	—	—	82	—	82
Restricted stock vested and stock options exercised	5	1	—	59	—	—	60	—	60
Settlement of accelerated share repurchase	—	—	55	—	—	—	55	—	55
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7	—	7
Tax loss from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	(3)	—	—	(3)	—	(3)
Common stock dividends, $1.29 per share	—	—	—	—	(417)	—	(417)	—	(417)
Repurchase of common stock	(16)	(2)	—	(145)	(381)	—	(528)	—	(528)
Balances at October 29, 2016	313	$31	$—	$—	$3,953	$277	$4,261	$—	$4,261

Balances at January 31, 2015	352	$35	$—	$437	$4,141	$382	$4,995	$5	$5,000
Net earnings, nine months ended October 31, 2015	—	—	—	—	418	—	418	—	418
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(19)	(19)	—	(19)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	(67)	(67)	—	(67)
Sale of noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Stock-based compensation	—	—	—	80	—	—	80	—	80
Restricted stock vested and stock options exercised	4	—	—	36	—	—	36	—	36
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7	—	7
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	9	—	—	9	—	9
Common stock dividends, $1.20 per share	—	—	—	3	(424)	—	(421)	—	(421)
Repurchase of common stock	(11)	(1)	—	(387)	—	—	(388)	—	(388)
Balances at October 31, 2015	345	$34	$—	$185	$4,135	$296	$4,650	$—	$4,650

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
($ in millions) (unaudited)

	Nine Months Ended
	October 29, 2016	October 31, 2015
Operating activities
Net earnings	$621	$418
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	491	494
Restructuring charges	30	189
Gain on sale of business, net	—	(99)
Stock-based compensation	82	80
Deferred income taxes	28	(43)
Other, net	(34)	3
Changes in operating assets and liabilities:
Receivables	80	229
Merchandise inventories	(1,370)	(1,494)
Other assets	(18)	20
Accounts payable	1,801	1,152
Other liabilities	(192)	(271)
Income taxes	(124)	(215)
Total cash provided by operating activities	1,395	463

Investing activities
Additions to property and equipment	(445)	(493)
Purchases of investments	(2,149)	(2,012)
Sales of investments	1,685	1,816
Proceeds from sale of business, net of cash transferred upon sale	—	102
Proceeds from property disposition	56	—
Change in restricted assets	(8)	(45)
Settlement of net investment hedges	5	14
Total cash used in investing activities	(856)	(618)

Financing activities
Repurchase of common stock	(472)	(385)
Repayments of debt	(384)	(18)
Dividends paid	(417)	(421)
Issuance of common stock	66	44
Other, net	20	19
Total cash used in financing activities	(1,187)	(761)
Effect of exchange rate changes on cash	13	(13)
Decrease in cash and cash equivalents	(635)	(929)
Cash and cash equivalents at beginning of period, excluding held for sale	1,976	2,432
Cash and cash equivalents held for sale at beginning of period	—	194
Cash and cash equivalents at end of period	$1,341	$1,697

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The first nine months of fiscal 2017 and fiscal 2016 included 39 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for this period.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from October 30, 2016, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, as a new topic, Accounting Standards Codification ("ASC") Topic 606. The new guidance provides a comprehensive framework for the analysis of revenue transactions and will apply to all of our revenue streams. We plan to adopt this standard in the first quarter of our fiscal 2019, which aligns with the required adoption date; however, we have not concluded on our method of transition upon adoption. While we are still in the process of evaluating the effect of adoption on our financial statements, we do not currently expect a material impact on our results of operations, cash flows or financial position.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. Based on the effective dates, the new guidance would first apply in the first quarter of our fiscal 2020. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our balance sheet, we are still evaluating the overall impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance changes certain aspects of accounting for share-based payments including accounting for income taxes, forfeitures and classifications in the statement of cash flows. We plan to adopt this standard in the first quarter of fiscal 2018, which aligns with the required adoption date. We are still in the process of evaluating the standard and the effect of adoption on our financial statements.

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

The following table reconciles the balance sheet line items impacted by the adoption of these standards at October 31, 2015:

Balance Sheet	October 31, 2015 Reported	ASU 2015-03 & 2015-15 Adjustments	ASU 2015-17 Adjustments	October 31, 2015 Adjusted
Other current assets	$676	$(2)	$(265)	$409
Other assets	636	(4)	265	897
Total assets	$15,175	$(6)	$—	$15,169

Long-term debt	$1,256	$(6)	$—	$1,250
Total liabilities & equity	$15,175	$(6)	$—	$15,169

2.	Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. In February 2015, we completed the sale of Five Star and recognized a gain on sale of $99 million. Following the sale of Five Star, we continued to hold as available for sale one retail property in Shanghai, China. In May 2016, we completed the sale of the property and recognized a gain, net of income tax, of $16 million. The gain on sale of the property is included in Other, net within operating activities in the Condensed Consolidated Statements of Cash Flows. The presentation of discontinued operations has been retrospectively applied to all prior periods presented.

The aggregate financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Revenue	$—	$—	$—	$217
Gain (loss) from discontinued operations before income tax benefit (expense)	2	(4)	28	(14)
Income tax benefit (expense)	—	—	(7)	3
Gain on sale of discontinued operations	—	—	—	99
Net gain (loss) from discontinued operations	$2	$(4)	$21	$88

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 29, 2016, January 30, 2016, and October 31, 2015, according to the valuation techniques we used to determine their fair values ($ in millions).

		Fair Value at
	Fair Value Hierarchy	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
Cash and cash equivalents
Money market funds	Level 1	$97	$51	$2
Commercial paper	Level 2	—	265	108
Time deposits	Level 2	11	306	222
Short-term investments
Corporate bonds	Level 2	—	193	333
Commercial paper	Level 2	250	122	288
Time deposits	Level 2	1,527	990	1,029
Other current assets
Money market funds	Level 1	3	—	—
Commercial paper	Level 2	60	—	—
Foreign currency derivative instruments	Level 2	5	18	14
Time deposits	Level 2	100	79	79
Other assets
Interest rate swap derivative instruments	Level 2	13	25	10
Auction rate securities	Level 3	—	2	2
Marketable securities that fund deferred compensation	Level 1	96	96	96

LIABILITIES
Accrued Liabilities
Foreign currency derivative instruments	Level 2	3	1	—

During the third quarter of fiscal 2017, our remaining investments in auction rate securities ("ARS") were called at par, which resulted in proceeds of $2 million and no realized gain or loss. As of October 29, 2016, we had no items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3). For the periods ended January 30, 2016, and October 31, 2015, there were no changes in the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

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

Auction rate securities. Our investments in ARS were classified as Level 3 as quoted prices were unavailable. Due to limited market information, we utilized a discounted cash flow ("DCF") model to derive an estimate of fair value. The assumptions we used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring impairments recorded during the three and nine months ended October 29, 2016, and October 31, 2015 ($ in millions):

	Impairments				Remaining Net Carrying Value(1)
	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Property and equipment (non-restructuring)	$8	$9	$16	$34	$—	$10
Restructuring activities(2)
Tradename	—	—	—	40	—	—
Property and equipment	1	—	8	30	—	—
Total	$9	$9	$24	$104	$—	$10

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at October 29, 2016, and October 31, 2015.

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

4.    Goodwill and Intangible Assets

The carrying values of goodwill and indefinite-lived tradenames for the Domestic segment were $425 million and $18 million, respectively, at October 29, 2016, and $425 million and $18 million, respectively, at January 30, 2016. The changes in the carrying values of goodwill and indefinite-lived tradenames by segment were as follows in the nine months ended October 31, 2015 ($ in millions):

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

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment ($ in millions):

	October 29, 2016		January 30, 2016		October 31, 2015
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,100	$(675)	$1,100	$(675)

5.    Restructuring Charges

Charges incurred in the three and nine months ended October 29, 2016, and October 31, 2015, for our restructuring activities were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Renew Blue Phase 2	$1	$—	$26	$—
Canadian brand consolidation	(2)	5	(1)	189
Renew Blue(1)	1	—	4	(2)
Other restructuring activities(2)	1	2	1	2
Total restructuring charges	$1	$7	$30	$189

(1)
Represents activity related to our remaining vacant space liability, primarily in our International segment, for our Renew Blue restructuring program, which began in the fourth quarter of fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $10 million at October 29, 2016.

(2)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $12 million at October 29, 2016.

Renew Blue Phase 2

In the first quarter of fiscal 2017, we took several strategic actions to eliminate and simplify certain components of our operations and restructure certain field and corporate teams as part of our Renew Blue Phase 2 plan. We recorded an expense of $1 million and $26 million related to Phase 2 of the plan during the three and nine months ended October 29, 2016, respectively. The expense consisted primarily of employee termination benefits and property and equipment impairments. All restructuring charges related to this plan are from continuing operations and are presented in restructuring charges in our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred during the three and nine months ended October 29, 2016, for Renew Blue Phase 2 was as follows ($ in millions):

	Domestic
	October 29, 2016
	Three Months Ended	Nine Months Ended
Property and equipment impairments	$1	$8
Termination benefits	—	18
Total Renew Blue Phase 2 restructuring charges	$1	$26

The following table summarizes our restructuring accrual activity during the nine months ended October 29, 2016, related to termination benefits as a result of Renew Blue Phase 2 ($ in millions):

Termination Benefits
Balances at January 30, 2016	$—
Charges	19
Cash payments	(16)
Adjustments(1)	(2)
Balances at October 29, 2016	$1
(1) Adjustments to termination benefits primarily represent changes in retention assumptions.

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. In the three and nine months ended October 29, 2016, we recognized benefits of $2 million and $1 million related to our Canadian brand consolidation, respectively, which was due to changes in our facility closure and other costs assumptions. In the third quarter of fiscal 2016, we incurred $5 million of restructuring charges related to lease exit costs and employee termination benefits. In the first nine months of 2016 we incurred $189 million of restructuring charges, which primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs.

The inventory write-downs related to our Canadian brand consolidation are presented in restructuring charges – cost of goods sold in our Condensed Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in restructuring charges in our Condensed Consolidated Statements of Earnings.

The composition of total restructuring charges we incurred for the Canadian brand consolidation in the three and nine months ended October 29, 2016, and October 31, 2015, as well as the cumulative amount incurred through October 29, 2016, was as follows ($ in millions):

	International
	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015	Cumulative Amount
Inventory write-downs	$—	$(1)	$—	$4	$3
Property and equipment impairments	—	—	—	30	30
Tradename impairment	—	—	—	40	40
Termination benefits	—	2	—	26	25
Facility closure and other costs	(2)	4	(1)	89	101
Total Canadian brand consolidation restructuring charges	$(2)	$5	$(1)	$189	$199

The following tables summarize our restructuring accrual activity during the nine months ended October 29, 2016, and October 31, 2015, related to termination benefits and facility closure and other costs associated with the Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 30, 2016	$2	$64	$66
Charges	—	1	1
Cash payments	(2)	(29)	(31)
Adjustments(1)	—	(2)	(2)
Changes in foreign currency exchange rates	—	3	3
Balances at October 29, 2016	$—	$37	$37

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$—	$—	$—
Charges	28	113	141
Cash payments	(22)	(28)	(50)
Adjustments(1)	(2)	(9)	(11)
Changes in foreign currency exchange rates	—	(3)	(3)
Balances at October 31, 2015	$4	$73	$77
(1) Adjustments to facility closure and other costs represent changes in sublease assumptions. Adjustments to termination benefits represent changes in retention assumptions.

6.    Debt

Short-Term Debt

U.S. Revolving Credit Facility

On June 27, 2016, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the "Previous Facility") with a syndicate of banks, which was originally scheduled to expire in June 2019, but was terminated on June 27, 2016. The Five-Year Facility Agreement permits borrowings up to $1.25 billion and expires in June 2021. At October 29, 2016, there were no borrowings outstanding and $1.25 billion was available under the Five-Year Facility Agreement. In addition, there were no borrowings outstanding under the Previous Facility as of January 30, 2016, and October 31, 2015.

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5% and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1% and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.50%, the LIBOR Margin ranges from 0.90% to 1.50%, and the facility fee ranges from 0.100% to 0.250%.

The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants materially consistent with the Previous Facility. Among other things, these covenants restrict our and certain of our subsidiaries' ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of our business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements or engage in certain transactions with affiliates. The Five-Year Facility Agreement also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio (both ratios measured quarterly for the previous 12 months). The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	October 29, 2016	January 30, 2016	October 31, 2015
2016 Notes	$—	$350	$350
2018 Notes	500	500	500
2021 Notes	650	650	649
Interest rate swap valuation adjustments	13	25	10
Subtotal	1,163	1,525	1,509
Debt discounts and issuance costs	(5)	(7)	(6)
Financing lease obligations	180	178	88
Capital lease obligations	29	38	42
Total long-term debt	1,367	1,734	1,633
Less: current portion(1)	(43)	(395)	(383)
Total long-term debt, less current portion	$1,324	$1,339	$1,250

(1)
Our 2016 Notes, due March 15, 2016, were classified in our current portion of long-term debt as of January 30, 2016 and October 31, 2015, respectively. In March 2016, we repaid the 2016 Notes using existing cash resources.

The fair value of total long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,260 million, $1,543 million and $1,587 million at October 29, 2016, January 30, 2016, and October 31, 2015, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,163 million, $1,525 million and $1,509 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

See Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

7.    Derivative Instruments

We manage our economic and transaction exposure to certain risks through the use of foreign currency and interest rate swap derivative instruments. Our objective in holding derivatives is to reduce the volatility of net earnings, cash flows and net asset value associated with changes in foreign currency exchange rates and interest rates. We do not hold derivative instruments for trading or speculative purposes. We have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with major financial institutions as our counterparties.

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

Interest Rate Swaps

We use "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on a portion of our 2018 Notes and 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Condensed Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at October 29, 2016, January 30, 2016, and October 31, 2015 ($ in millions):

	October 29, 2016		January 30, 2016		October 31, 2015
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$4	$3	$15	$1	$12	$—
Derivatives designated as interest rate swaps(2)	13	—	25	—	10	—
No hedge designation (foreign exchange forward contracts)(1)	1	—	3	—	2	—
Total	$18	$3	$43	$1	$24	$—

(1)	The fair value is recorded in other current assets or accrued liabilities.

(2)	The fair value is recorded in other assets or long-term liabilities.

The following table presents the effects of derivative instruments on other comprehensive income ("OCI") and on our Condensed Consolidated Statements of Earnings for the three and nine months ended October 29, 2016, and October 31, 2015 ($ in millions):

	Three Months Ended				Nine Months Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
Contract Type	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain(Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	$6	$—	$—	$—	$(10)	$—	$6	$—

The following tables present the effects of derivative instruments on our Condensed Consolidated Statements of Earnings for the three and nine months ended October 29, 2016, and October 31, 2015 ($ in millions):

	Gain (Loss) Recognized within SG&A
	Three Months Ended		Nine Months Ended
Contract Type	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
No hedge designation (foreign exchange forward contracts)	$1	$1	$(2)	$(3)

	Gain (Loss) Recognized within Interest Expense
	Three Months Ended		Nine Months Ended
Contract Type	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest rate swap gain	$(14)	$(3)	$(12)	$9
Adjustments to carrying value of long-term debt	14	3	12	(9)
Net impact on Condensed Consolidated Statements of Earnings	$—	$—	$—	$—

The following table presents the notional amounts of our derivative instruments at October 29, 2016, January 30, 2016, and October 31, 2015 ($ in millions):

	Notional Amount
Contract Type	October 29, 2016	January 30, 2016	October 31, 2015
Derivatives designated as net investment hedges	$203	$208	$222
Derivatives designated as interest rate swaps	750	750	750
No hedge designation (foreign exchange forward contracts)	59	94	195
Total	$1,012	$1,052	$1,167

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations for the three and nine months ended October 29, 2016, and October 31, 2015 ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Numerator
Net earnings from continuing operations	$192	$129	$600	$330

Denominator
Weighted-average common shares outstanding	316.2	344.7	320.2	348.9
Dilutive effect of stock compensation plan awards	3.8	4.3	3.4	4.7
Weighted-average common shares outstanding, assuming dilution	320.0	349.0	323.6	353.6

Net earnings per share from continuing operations
Basic	$0.61	$0.37	$1.87	$0.95
Diluted	$0.60	$0.37	$1.85	$0.93

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 6.3 million and 10.1 million shares of or common stock for the three months ended October 29, 2016, and October 31, 2015, respectively, and options to purchase 6.9 million and 10.0 million shares of our common stock for the nine months ended October 29, 2016, and October 31, 2015, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented, and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.    Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three and nine months ended October 29, 2016, and October 31, 2015 ($ in millions):

Foreign Currency Translation
Balances at July 30, 2016	$296
Foreign currency translation adjustments	(19)
Balances at October 29, 2016	$277

Foreign Currency Translation
Balances at January 30, 2016	$271
Foreign currency translation adjustments	6
Balances at October 29, 2016	$277

Foreign Currency Translation
Balances at August 1, 2015	$298
Foreign currency translation adjustments	(2)
Balances at October 31, 2015	$296

Foreign Currency Translation
Balances at January 31, 2015	$382
Foreign currency translation adjustments	(19)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(67)
Balances at October 31, 2015	$296

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

The following table presents information regarding the shares we repurchased during the three months and nine months ended October 29, 2016, and October 31, 2015 ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Total cost of shares repurchased
Open market(1)	$206	$64	$483	$388
Settlement of January 2016 ASR	—	—	45	—
Total	$206	$64	$528	$388

Average price per share
Open market	$37.67	$35.17	$33.52	$34.20
Settlement of January 2016 ASR	$—	$—	$28.55	$—
Average	$37.67	$35.17	$33.03	$34.20

Number of shares repurchased and retired
Open market(1)	5.5	1.8	14.4	11.3
Settlement of January 2016 ASR	—	—	1.6	—
Total	5.5	1.8	16.0	11.3

(1)
As of October 29, 2016, $11 million, or 0.3 million shares, in trades remained unsettled. As of October 31, 2015, $3 million, or 0.1 million shares, in trades remained unsettled. The liability for unsettled trades is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

At October 29, 2016, approximately $2.5 billion remained available for additional purchases under the June 2011 share repurchase program. Repurchased shares are retired and constitute authorized but unissued shares.

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

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Domestic	$8,192	$8,090	$23,910	$23,858
International	753	729	2,011	2,047
Total revenue	$8,945	$8,819	$25,921	$25,905

Operating income (loss) by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Domestic	$298	$244	$959	$857
International	14	(14)	14	(253)
Total operating income	312	230	973	604
Other income (expense)
Gain on sale of investments	—	—	2	2
Investment income and other	8	3	22	14
Interest expense	(16)	(20)	(54)	(60)
Earnings from continuing operations before income tax expense	$304	$213	$943	$560

Assets by reportable segment were as follows ($ in millions):

	October 29, 2016	January 30, 2016	October 31, 2015
Domestic	$13,115	$12,318	$13,817
International	1,427	1,201	1,352
Total assets	$14,542	$13,519	$15,169

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act. Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. In October 2016, IBEW advised the trial court it will not seek review by the Supreme Court. The trial court has set a January 2017 conference to discuss next steps. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board of Directors serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered pending the close of discovery in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case. Additionally, in June 2015, a similar purported class action was filed by a single shareholder, Khuong Tran, derivatively on behalf of Best Buy Co., Inc. against us and certain of our executive officers and directors in the same court. The Khuong Tran lawsuit has also been stayed pending the close of discovery in IBEW.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in eight sections:

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

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, has a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, beginning in fiscal 2016, all Canadian store and website revenue has been removed from the comparable sales base and the International segment no longer has a comparable metric. Therefore, Enterprise comparable sales equals the Domestic segment comparable sales. Beginning in the fourth quarter of fiscal 2017, we believe the International segment will be comparable on a year-over-year basis and expect to report comparable sales for the International segment henceforth. At that time, Enterprise comparable sales will cease being equal to Domestic comparable sales and instead will equal the sum of Domestic and International comparable sales as they were before the Canadian brand consolidation. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

Non-GAAP Financial Measures

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

In our discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. We also use the term "constant currency", which represents results adjusted to exclude foreign currency impacts. We calculate those impacts as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period currency exchange rates. We believe the disclosure of revenue changes in constant currency provides useful supplementary information to investors in light of significant fluctuations in currency rates and our ongoing inability to report comparable store sales for the International segment as a result of the Canadian brand consolidation.

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

Business Strategy Update

In the third quarter of fiscal 2017, we delivered growth on both our top and bottom lines, with Enterprise revenue of $8.95 billion, an increase of 1.4% versus the prior year, and GAAP diluted earnings per share from continuing operations of $0.60, an increase of 62.2% versus the prior year. Non-GAAP diluted earnings per share from continuing operations increased 51.2% from $0.41 in the third quarter of fiscal 2016 to $0.62 in the third quarter of fiscal 2017. These results were due to the strong performance in both our Domestic and International segments.

In our Domestic segment, we delivered comparable sales growth of 1.8% for the third quarter of fiscal 2017. This was on top of comparable sales growth of 0.8% for the third quarter of fiscal 2016. We saw continued positive momentum in our online channel, delivering a 24.1% Domestic segment online comparable sales growth in the third quarter of fiscal 2017 versus 18.3% in the third quarter of fiscal 2016. From an overall merchandising perspective, we saw year-over-year sales growth in home theater, mobile and emerging categories like wearables and connected home, partially offset by continued softness in gaming.

We also continued to see considerable year-over-year improvement in our Net Promoter Score, which increased approximately 400 basis points compared to the third quarter of fiscal 2016.

In our International segment, revenue grew 3.3% in the third quarter of fiscal 2017 compared to last year. On a constant currency basis, revenue grew 4.0% in the third quarter of fiscal 2017 compared to last year.

The recent highly-publicized product recalls in mobile phones and appliances did have a negative impact on the third quarter of fiscal 2017, particularly during October. We expect the magnitude of the impact to be more material in the fourth quarter as the impact will be on the entire fourth quarter versus only a part of the third quarter.

We have continued to make progress against our fiscal 2017 priorities. The first priority is to build on our industry position and multi-channel capabilities to drive the existing business. Below is an overview of our progress against these initiatives:

•
Home Theater: We continued to grow sales due to the strength of our Magnolia Design Centers, continued success of our vendor experiences and strong performance online. We believe we have built a market-leading customer experience around home theater and large-screen televisions based on our assortment, our merchandising, our online experience, the expertise of our in-store sales associates and our ability to help customers in the home. The combination of new technology and declining average-selling-prices has been driving growth and interest in the television category. We offer a varied assortment to our customers, including 4K ultra-high-definition televisions with high dynamic range, OLED televisions and a variety of other emerging technologies. Also, our strategy is not just about selling televisions, it is about helping customers with their entertainment needs, which is driving growth in audio, streaming devices and other accessories as well as delivery and installation. We believe advances in picture quality, content availability and smart home integration will continue to drive demand in the industry and that this plays to our strengths as a technology and service leader in the category.

•
Mobile: We have also delivered revenue growth during the third quarter of fiscal 2017 in the mobile category. As expected, new product launches stimulated demand during the quarter. This growth was partially offset by the well-publicized issues with the Samsung Galaxy Note 7, which has been recalled and is no longer being produced or sold. As a result, while the mobile category performed better than last year, it was not as strong as our expectations heading into the quarter. Our strategy in this category is in part focused on our ability to be an advocate for every phone owner. Our Blue Shirts have the tools and training to analyze customer’s current phone plans and their actual needs, and to recommend the right plan at the right cost. They can also recommend hardware upgrades, add family members to existing plans and create entirely new family plans. Using these tools, we have found that at least 50% of customers are able to save money on their monthly mobile plan. Also, during the quarter, we increased our AT&T and Verizon stores-within-a-store to 426 stores. In support of our strategy, these vendor experiences feature highly trained specialists who provide access to the carriers’ products, services and customer usage information, and the ability to learn about a wide set of connected or smart devices.

•
Emerging Categories: We also saw growth in several emerging product categories. We believe that the role that technology can play in people’s lives creates significant opportunity for us. Emerging categories are gaining traction, in part due to our ability to physically showcase products and offer expert help to customers. In connected home, we are seeing strength in home automation, including security, lighting and video monitoring. Drones are also becoming a more meaningful part of the business. Virtual reality products are included in all of our stores as of the end of the third quarter with new, dedicated virtual reality departments in more than 700 stores. These new departments will offer demo stations, virtual reality products, PC gaming devices and accessories. Since we first began offering in-store demos, customers have experienced approximately 300,000 virtual reality demos at Best Buy.

•
Appliances: We leveraged our 203 Pacific Kitchen & Home stores-within-a-store and ongoing momentum to deliver our 24th consecutive quarter of comparable sales growth. We reported 3.0% comparable sales growth in the third quarter of fiscal 2017 versus 16.4% comparable sales growth in the third quarter of fiscal 2016. Our growth decelerated late in the quarter due in part to product recalls and shipping delays that resulted in constrained inventory with key vendors.

•
Services: As expected, our comparable sales trend improved significantly in the third quarter of fiscal 2017 as we began to lap the pricing investments made last year, and we are seeing higher attach rates and revenue growth from new products we introduced. In addition, we continued to drive improvements in our service quality and increased our Net Promoter Score.

•
Online: Our 24.1% Domestic segment online comparable sales growth was driven by increased traffic and the cumulative benefit of our investments over the past few years in the digital customer experience and enhanced dot-com capabilities. We continue to refine our search, research and checkout capabilities with a focus on streamlining the customer experience across all channels. For example, a new feature that can filter product search results by local store availability is resonating with customers, as it makes their shopping journey a little easier. To help customers after their purchase, we are piloting product support pages, which provide customers comprehensive information about the products they have purchased, including transaction details, product specs and manuals, Geek Squad plans, compatible replenishment products (like ink) and quick access to expert help. We also launched a pilot in the Best Buy mobile app that allows customers to book 30-minute in-person appointments to consult with Blue Shirt experts.

•
Retail Stores: We have continued the momentum from the investments we have made in training and coaching and from reduced employee turnover. Heading into Holiday and the fourth quarter, we have armed an increasing number of store employees with tablets that allow them to look up product and customer information and transact. Also, we are investing in additional labor around key Holiday product categories where customers need more help and in the fast growing in-store pickup area.

•
International segment: We recorded strong top and bottom line results in both Canada and Mexico. In Canada, we are seeing positive early results from the new store redesigns we have developed in partnership with key vendors. We are also pleased with the growth of our services business and with the lessons we are learning as a result.

Our second fiscal 2017 priority is to reduce costs and seek efficiencies throughout the business. As it relates to our Renew Blue Phase 2 target of $400 million by the end of fiscal 2018, we achieved another $50 million in the third quarter of fiscal 2017. This brings our current total to $300 million in annualized cost reductions and gross profit optimization. As a result of our successful focus on driving out costs, we expect to be able to improve the customer experience while maintaining flat SG&A for fiscal 2017.

Our third fiscal 2017 priority is to advance key initiatives to drive future growth and differentiation. We intend to be the company that makes it easy for customers to learn about and enjoy the latest technology as they pursue their passions and take care of what is important to them in their lives. With our combination of digital, store and in-home assets, we feel we have a great opportunity to address key customer pain points, build stronger ongoing relationships with our customers and unleash growth opportunities. Fiscal 2017 is a year of exploration and experimentation, and we are testing several concepts around the country that have the potential to be compelling customer experiences. Based on early results, we have expanded both the in-home advisor program and the Geek Squad on demand pilots to additional markets. The in-home advisor program pilot involves a free in-home consultation with an experienced technology advisor who can identify a customer’s needs, design a personalized solution and become a personal resource over time. Our Geek Squad on demand pilot provides services to customers who need immediate technology help or advice, including same-day. We also recently launched a new program called Magnolia Care to provide ongoing support and trouble-shooting for the comprehensive custom home theater solutions we provide to our Magnolia Design Center clients. In Canada, we are testing a new service offering called Geek Squad Home Membership that provides support for all of the technology products a customer may own, regardless of whether they were bought at Best Buy. In addition, we are testing different connected home merchandising concepts, like creating displays with actual front door experiences to demonstrate front door security solutions.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to Mexico is also presented on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. There were no significant intervening events which would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during the three months ended October 29, 2016.

Discontinued operations are comprised primarily of Five Star within our International segment. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Revenue	$8,945	$8,819	$25,921	$25,905
Revenue % gain (decline)	1.4%	(2.4)%	0.1%	(0.9)%
Comparable sales % gain (1)	1.8%	0.8%	0.8%	1.7%
Restructuring charges – cost of goods sold	$—	$(1)	$—	$4
Gross profit	$2,203	$2,112	$6,410	$6,240
Gross profit as a % of revenue(2)	24.6%	23.9%	24.7%	24.1%
SG&A	$1,890	$1,874	$5,407	$5,451
SG&A as a % of revenue(2)	21.1%	21.2%	20.9%	21.0%
Restructuring charges	$1	$8	$30	$185
Operating income	$312	$230	$973	$604
Operating income as a % of revenue	3.5%	2.6%	3.8%	2.3%
Net earnings from continuing operations	$192	$129	$600	$330
Earnings (loss) from discontinued operations	$2	$(4)	$21	$88
Net earnings	$194	$125	$621	$418
Diluted earnings per share from continuing operations	$0.60	$0.37	$1.85	$0.93
Diluted earnings per share	$0.61	$0.36	$1.92	$1.18

(1)
The Canadian brand consolidation that was initiated in the first quarter of fiscal 2016 had a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric has not been provided. Therefore, the Consolidated comparable sales for the three and nine months ended October 29, 2016, and October 31, 2015, equal the Domestic segment comparable sales.

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

The components of the 1.4% revenue increase for the third quarter of fiscal 2017 and the 0.1% increase for the first nine months of fiscal 2017 were as follows:

	Three Months Ended	Nine Months Ended
	October 29, 2016	October 29, 2016
Comparable sales impact	1.6%	0.6%
Non-comparable sales(1)	(0.1)%	(0.2)%
Impact of foreign currency exchange rate fluctuations	(0.1)%	(0.3)%
Total revenue increase	1.4%	0.1%

(1)
Non-comparable sales reflects the impact of all revenue in our International segment, net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The gross profit rate increased by 0.7% of revenue in the third quarter of fiscal 2017. For the first nine months of fiscal 2017, the gross profit rate increased by 0.6% of revenue. For both periods, the increase was due to increases in the Domestic and International segments. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased by 0.1% of revenue in the third quarter of fiscal 2017. The SG&A rate in the first nine months of fiscal 2017 decreased by 0.1% of revenue. The decrease was due to a decrease in the International segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

We recorded $1 million of restructuring charges in the third quarter of fiscal 2017 and $7 million of restructuring charges in the third quarter of fiscal 2016. For the first nine months of fiscal 2017, we recorded $30 million of restructuring charges compared to $189 million recorded in the first nine months of fiscal 2016. The current fiscal year charges primarily relate to our Domestic segment, while the prior fiscal year charges primarily related to our International segment. For further discussion of each segment’s restructuring charges, see Segment Performance Summary below.

Operating income increased $82 million and our operating income rate increased to 3.5% of revenue in the third quarter of fiscal 2017, compared to 2.6% of revenue the third quarter of fiscal 2016. For the first nine months of fiscal 2017, operating income increased $369 million and our operating rate increased to 3.8% of revenue, compared to 2.3% of revenue in the first nine months of fiscal 2016. The increase in operating income was primarily due to the decrease in restructuring charges driven by our International segment and an increase in gross profit. For further discussion on each segment's operating income, see Segment Performance Summary below.

Income Tax Expense

Income tax expense increased to $112 million in the third quarter of fiscal 2017 compared to $84 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate in the third quarter of fiscal 2017 was 36.7% compared to a rate of 39.4% in the third quarter of fiscal 2016. The decrease in the effective income tax rate was primarily due to a higher mix of forecast taxable income from foreign operations in the current year period, partially offset by the resolution of certain tax matters in the prior-year period.

Income tax expense increased to $343 million in the first nine months of fiscal 2017 compared to $230 million in the prior-year period, primarily as a result of an increase in pre-tax earnings. Our effective income tax rate for the first nine months of fiscal 2017 was 36.4%, compared to a rate of 41.1% the first nine months of fiscal 2016. The decrease in the effective income tax rate was primarily due to a higher mix of forecast taxable income from foreign operations and the resolution of certain tax matters in the current year period, as well as the increase in pre-tax earnings as the impact of discrete items on our effective income tax rate is less when our pre-tax earnings are higher.

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

Discontinued Operations

We recognized $2 million and $21 million of earnings from discontinued operations in the three and nine months ended October 29, 2016, respectively. These amounts were primarily related to the gain on sale of a retail property in Shanghai, China, which related to our disposal of our Five Star business in China. We recognized a $4 million loss and $88 million of earnings from discontinued operations in the three and nine months ended October 31, 2015, respectively. The prior period amount was primarily due to a $99 million gain on sale of our Five Star business in China. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Revenue	$8,192	$8,090	$23,910	$23,858
Revenue % gain	1.3%	1.2%	0.2%	2.1%
Comparable sales % gain (1)	1.8%	0.8%	0.8%	1.7%
Gross profit	$2,020	$1,948	$5,901	$5,780
Gross profit as a % of revenue	24.7%	24.1%	24.7%	24.2%
SG&A	$1,720	$1,702	$4,915	$4,922
SG&A as a % of revenue	21.0%	21.0%	20.6%	20.6%
Restructuring charges	$2	$2	$27	$1
Operating income	$298	$244	$959	$857
Operating income as a % of revenue	3.6%	3.0%	4.0%	3.6%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	10.8%	8.8%	10.7%	8.6%
Comparable online sales % gain(1)	24.1%	18.3%	23.9%	13.3%

(1)	Comparable online sales is included in the comparable sales calculation.

Domestic segment revenue of $8.2 billion in the third quarter of fiscal 2017 increased 1.3% compared to the same period in the prior year. This increase was driven by comparable sales growth of 1.8%, partially offset by the loss of revenue from Best Buy and Best Buy Mobile store closures. Contributing to the quarter-over-quarter growth was Domestic segment online revenue of $881 million, which increased 24.1% on a comparable basis with increased traffic, higher average order values and higher conversion rates.

Domestic segment revenue of $23.9 billion for the first nine months of fiscal 2017 increased 0.2% compared to the same period in the prior year. This increase was driven by comparable sales growth of 0.8%, partially offset by the loss of revenue from store closures. For the first nine months of fiscal 2017, Domestic segment online revenue was $2.5 billion, which increased 23.9% on a comparable basis.

The components of our Domestic segment's 1.3% and 0.2% revenue increases for the third quarter and first nine months of fiscal 2017, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	October 29, 2016	October 29, 2016
Comparable sales impact	1.8%	0.8%
Non-comparable sales(1)	(0.5)%	(0.6)%
Total revenue increase	1.3%	0.2%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2017 and 2016:

	Fiscal 2017				Fiscal 2016
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	1,035	—	(9)	1,026	1,047	—	—	1,047
Best Buy Mobile stand-alone	334	—	(3)	331	356	—	(2)	354
Pacific Sales stand-alone	28	—	—	28	29	—	—	29
Magnolia Audio Video stand-alone	—	—	—	—	1	—	—	1
Total Domestic segment stores	1,397	—	(12)	1,385	1,433	—	(2)	1,431

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

The following table presents the Domestic segment’s revenue mix percentages and comparable sales percentage changes by revenue category in the third quarters of fiscal 2017 and 2016:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Consumer Electronics	31%	30%	4.9%	3.0%
Computing and Mobile Phones	49%	49%	1.6%	(0.9)%
Entertainment	6%	6%	(9.4)%	(6.0)%
Appliances	9%	9%	3.0%	16.4%
Services	5%	5%	(1.8)%	(11.1)%
Other	—%	1%	n/a	n/a
Total	100%	100%	1.8%	0.8%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•
Consumer Electronics: The 4.9% comparable sales gain was driven primarily by an increase in home theater accessories, including streaming devices, large screen televisions and home automation products.

•	Computing and Mobile Phones: The 1.6% comparable sales gain was primarily due to an increase in mobile phones and wearables.

•	Entertainment: The 9.4% comparable sales decline was driven primarily by declines in gaming.

•	Appliances: The 3.0% comparable sales gain was driven by an increase in both small and large appliances.

•	Services: The 1.8% comparable sales decline was due to lower warranty repair revenues.

The gross profit rate of our Domestic segment increased to 24.7% of revenue in the third quarter of fiscal 2017 from 24.1% of revenue in the third quarter of fiscal 2016. The increase was primarily due to improved margin rates in the computing and home theater categories, which were partially offset by the mobile category.

The gross profit rate of our Domestic segment increased to 24.7% of revenue for the first nine months of fiscal 2017 from 24.2% of revenue for the first nine months of fiscal 2016 primarily due to CRT settlement proceeds.

Domestic SG&A and SG&A rate remained flat for both the three and nine months ended October 29, 2016, compared to the three and nine months ended October 31, 2015.

In the first nine months of fiscal 2017, our Domestic segment recorded restructuring charges of $27 million driven by our Renew Blue Phase 2 activity. Refer to Note 5, Restructuring Charges, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Our Domestic segment operating income increased by $54 million in the third quarter of fiscal 2017, compared to the same period in the prior year, primarily due to an increase in our gross profit rate, as described above.

For the first nine months of fiscal 2017, our Domestic segment operating income increased by $102 million compared to the prior-year period. The increase in the first nine months of fiscal 2017 was primarily due to the net CRT settlement proceeds, partially offset by higher restructuring charges, as described above.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Revenue	$753	$729	$2,011	$2,047
Revenue % gain (decline)	3.3%	(29.9)%	(1.8)%	(26.2)%
Comparable sales % gain (decline)(1)	n/a	n/a	n/a	n/a
Restructuring charges – cost of goods sold	$—	$(1)	$—	$4
Gross profit	$183	$164	$509	$460
Gross profit as a % of revenue	24.3%	22.5%	25.3%	22.5%
SG&A	$170	$172	$492	$529
SG&A as a % of revenue	22.6%	23.6%	24.5%	25.8%
Restructuring charges	$(1)	$6	$3	$184
Operating income (loss)	$14	$(14)	$14	$(253)
Operating income (loss) as a % of revenue	1.9%	(1.9)%	0.7%	(12.4)%

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

International segment revenue of $753 million in the third quarter of fiscal 2017 increased 3.3% compared to the same period in the prior year. The increase was driven by growth in both Canada and Mexico. For the first nine months of fiscal 2017, International segment revenue declined 1.8% to $2.0 billion. On a constant currency basis, International revenue increased 4.0% and 2.3% for the third quarter and first nine months of fiscal 2017 compared to the third quarter and first nine months of fiscal 2016, respectively. The increase for both periods was driven by growth in both Canada and Mexico.

The components of our International segment's 3.3% revenue increase and 1.8% revenue decrease for the third quarter and first nine months of fiscal 2017, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	October 29, 2016	October 29, 2016
Non-comparable sales(1)	4.0%	2.3%
Impact of foreign currency exchange rate fluctuations	(0.7)%	(4.1)%
Total revenue increase (decrease)	3.3%	(1.8)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2017 and 2016:

	Fiscal 2017				Fiscal 2016
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Best Buy	135	—	—	135	136	—	—	136
Best Buy Mobile stand-alone	54	—	(1)	53	56	—	—	56
Mexico
Best Buy	18	—	—	18	18	—	—	18
Express	6	—	(1)	5	5	—	—	5
Total International segment stores	213	—	(2)	211	215	—	—	215

The following table presents revenue mix percentages for the International segment by revenue category in the third quarters of fiscal 2017 and 2016:

	Revenue Mix
	Three Months Ended
	October 29, 2016	October 31, 2015
Consumer Electronics	28%	27%
Computing and Mobile Phones	54%	55%
Entertainment	6%	8%
Appliances	5%	4%
Services	6%	5%
Other	1%	1%
Total	100%	100%

The gross profit rate of our International segment increased to 24.3% of revenue in the third quarter of fiscal 2017 from 22.5% of revenue in the third quarter of fiscal 2016. For the first nine months of fiscal 2017, our International segment gross profit rate increased to 25.3% of revenue compared to 22.5% of revenue for the first nine months of fiscal 2016. The gross profit rate increase for both periods was primarily driven by a higher year-over-year gross profit rate in Canada due to a more favorable product mix and the impact of the significant disruption and corresponding increased promotional activity related to the brand consolidation in fiscal 2016.

Our International segment SG&A was $170 million, or 22.6% of revenue, in the third quarter of fiscal 2017 compared to $172 million, or 23.6% of revenue in the third quarter of fiscal 2016. For the first nine months of fiscal 2017, our International segment SG&A decreased to $492 million, or 24.5% of revenue, from $529 million, or 25.8% of revenue, for the first nine months of fiscal 2016. Rate decreases in both periods were driven by the elimination of expenses associated with closed stores as part of the Canadian brand consolidation.

In the third quarter and first nine months of fiscal 2016, our International segment recorded restructuring charges of $5 million and $188 million, respectively driven by our Canadian brand consolidation. Refer to Note 5, Restructuring Charges, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Our International segment recorded $14 million of operating income in the third quarter of fiscal 2017 compared to an operating loss of $14 million in the third quarter of fiscal 2016 driven by an increase in gross profit rate, as described above. For the first nine months of fiscal 2017, our International segment recorded $14 million of operating income compared to an operating loss of $253 million for the prior-year period driven by lower restructuring charges and lower SG&A, as described above.

Consolidated Non-GAAP Financial Measures

The following table reconciles consolidated operating income, effective tax rate, net earnings and diluted earnings per share from continuing operations for the periods presented (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings and non-GAAP diluted earnings per share from continuing operations for the periods presented ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Operating income	$312	$230	$973	$604
Net CRT settlements(1)	—	—	(161)	(75)
Restructuring charges – COGS(2)	—	(1)	—	4
Other Canadian brand consolidation charges - SG&A(3)	—	1	1	6
Non-restructuring asset impairments - SG&A(4)	8	9	16	34
Restructuring charges(2)	1	8	30	185
Non-GAAP operating income	$321	$247	$859	$758

Income tax expense	$112	$84	$343	$230
Effective tax rate	36.7%	39.4%	36.4%	41.1%
Income tax impact of non-GAAP adjustments(5)	3	2	(43)	33
Non-GAAP income tax expense	$115	$86	$300	$263
Non-GAAP effective tax rate	36.6%	37.1%	36.3%	36.9%

Net earnings from continuing operations	$192	$129	$600	$330
Net CRT settlements(1)	—	—	(161)	(75)
Restructuring charges – COGS(2)	—	(1)	—	4
Other Canadian brand consolidation charges - SG&A(3)	—	1	1	6
Non-restructuring asset impairments - SG&A(4)	8	9	16	34
Restructuring charges(2)	1	8	30	185
Gain on sale of investments	—	—	(2)	(2)
Income tax impact of non-GAAP adjustments(5)	(3)	(2)	43	(33)
Non-GAAP net earnings from continuing operations	$198	$144	$527	$449

Diluted earnings per share from continuing operations	$0.60	$0.37	$1.85	$0.93
Per share impact of net CRT settlements(1)	—	—	(0.50)	(0.21)
Per share impact of restructuring charges - COGS(2)	—	—	—	0.01
Per share impact of other Canadian brand consolidation charges SG&A(3)	—	—	0.01	0.02
Per share impact of non-restructuring asset impairments - SG&A(4)	0.03	0.02	0.05	0.10
Per share impact of restructuring charges(2)	—	0.02	0.09	0.52
Per share impact of gain on sale of investments	—	—	(0.01)	(0.01)
Per share income tax impact of non-GAAP adjustments(5)	(0.01)	—	0.14	(0.09)
Non-GAAP diluted earnings per share from continuing operations	$0.62	$0.41	$1.63	$1.27

(1)
Represents cathode ray tube ("CRT") litigation settlements reached, net of related legal fees and costs. Settlements relate to products purchased and sold in prior fiscal years. Refer to Note 12, Contingencies and Commitments, in the Notes to Consolidated Financial Statements included in the company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for additional information.

(2)
Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. For the three months ended October 29, 2016, a charge of $2 million related to the United States and a benefit of the $1 million related to Canada. For the three months ended October 31, 2015, a charge of $2 million related to the United States and a charge of the $5 million related to Canada. For the nine months ended October 29, 2016, $27 million related to the United States and $3 million related to Canada. For the nine months ended October 31, 2015, a charge of $1 million related to the United States and a charge of $188 million related to Canada.

(3)
Represents charges related to the Canadian brand consolidation initiated in the first quarter of fiscal 2016, primarily due to retention bonuses and other store-related costs that were a direct result of the consolidation but did not qualify as restructuring charges.

(4)
Refer to Note 3, Fair Value Measurements, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. For the three months ended October 29, 2016, $7 million related to the United States and $1 million related to Canada. For the three months ended October 31, 2015, the entire balance related to the United States. For the nine months ended October 29, 2016, $14 million related to the United States and $2 million related to Canada. For the nine months ended October 31, 2015, $31 million related to the United States and $3 million related to Canada.

(5)
Income tax impact of non-GAAP adjustments is the summation of the calculated income tax charge related to each non-GAAP non-income tax adjustment. The non-GAAP adjustments relate primarily to adjustments in the United States and Canada. As such, the income tax charge is calculated using the statutory tax rates of 38.0% for the United States and 26.4% for Canada, applied to the non-GAAP adjustments of each country.

Non-GAAP operating income rate was 3.6% and 2.8% of revenue for the third quarter of fiscal 2017 and fiscal 2016, respectively. This increase was driven by increases in gross profit rate for the Domestic segment, due to improved margin rates in the computing and home theater categories, which were partially offset by the mobile category, and for the International segment, due to more favorable product mix in Canada.

Non-GAAP operating income rate was 3.3% and 2.9% of revenue for the first nine months of fiscal 2017 and fiscal 2016, respectively. This increase was primarily driven by the International segment, which experienced an increase in gross profit rate due to more favorable product mix in Canada and a decrease in SG&A rate due to the elimination of expenses associated with closed stores as part of the Canadian brand consolidation.

Non-GAAP net earnings from continuing operations increased to $198 million in the third quarter of fiscal 2017 from $144 million in the third quarter of fiscal 2016. For the first nine months of fiscal 2017, non-GAAP net earnings from continuing operations was $527 million compared to $449 million for the first nine months of fiscal 2016. The increase in both periods was driven by increases in non-GAAP operating income as discussed above, partially offset by increases in income tax expense, which was driven by the increase in non-GAAP operating income.

Non-GAAP diluted earnings per share from continuing operations in the third quarter and first nine months of fiscal 2017 increased year-over-year due to increases in the non-GAAP net earnings from continuing operations as discussed above and lower diluted weighted-average common shares outstanding driven by our share repurchases. Refer to the Share Repurchases and Dividends section below for additional details.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment needed to support our business strategies, the performance of our business, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Renew Blue strategy.

The following table summarizes our cash and cash equivalents and short-term investments balances at October 29, 2016, January 30, 2016, and October 31, 2015 ($ in millions):

	October 29, 2016	January 30, 2016	October 31, 2015
Cash and cash equivalents	$1,341	$1,976	$1,697
Short-term investments	1,777	1,305	1,650
Total cash and cash equivalents and short-term investments	$3,118	$3,281	$3,347

Existing cash and cash equivalents and short-term investments as well as cash generated from operations were sufficient to fund additional share repurchases, capital spending, dividends and repayment of our 2016 Notes in fiscal 2017 without the need to utilize our credit facilities or other debt arrangements.

Cash Flows

The following table summarizes our cash flows from total operations for the first nine months of fiscal 2017 and 2016 ($ in millions):

	Nine Months Ended
	October 29, 2016	October 31, 2015
Total cash provided by (used in):
Operating activities	$1,395	$463
Investing activities	(856)	(618)
Financing activities	(1,187)	(761)
Effect of exchange rate changes on cash	13	(13)
Decrease in cash and cash equivalents	$(635)	$(929)

Operating activities
The increase in cash provided by operating activities in fiscal 2017 as compared to fiscal 2016 was primarily due to higher net earnings in fiscal 2017 and timing of receipts and payments of inventory. During fiscal 2016, we generally purchased and paid for inventory earlier in the Holiday season than in the prior year, meaning that the cash paid in the first quarter of fiscal 2017 was lower than in fiscal 2016. In addition, the first quarter of fiscal 2017 included the Super Bowl, which also increased cash inflows compared to the first quarter of fiscal 2016.

Investing activities
The increase in cash used in investing activities in the first nine months of fiscal 2017 compared to the prior-year period is primarily due to an increase in the net investment into short-term investments in fiscal 2017.

Financing activities
The increase in cash used in financing activities in the first nine months of fiscal 2017 compared to the prior-year period was primarily the result of the repayment of our 2016 Notes and an increase in the number of common shares repurchased. Dividend payments were relatively unchanged; while the regular dividend rate increased to $0.28 from $0.23, this was offset by fewer shares outstanding and a smaller special dividend in fiscal 2017.

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

On June 27, 2016, we entered into a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the "Previous Facility"), which was originally scheduled to expire in June 2019, but was terminated on June 27, 2016. The Five-Year Facility Agreement permits borrowings up to $1.25 billion and expires in June 2021. At October 29, 2016, we had no borrowings outstanding under the Five-Year Facility Agreement. The Five-Year Facility Agreement contains substantially the same terms as the Previous Facility. Refer to Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information about the Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At October 29, 2016, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at December 2, 2016 are summarized below. On July 26, 2016, Standard & Poor's Rating Services ("Standard & Poor's") upgraded its long-term credit rating from BB+ to BBB- with a Stable outlook. On August 24, 2016, Moody's Investors Service, Inc. ("Moody's") affirmed its long-term credit rating of Baa1 with a Stable outlook. On November 1, 2016, Fitch Ratings Limited ("Fitch") affirmed its long-term credit rating of BBB- with a Stable outlook.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB-	Stable
Moody's	Baa1	Stable
Fitch	BBB-	Stable

Credit rating agencies review their ratings periodically, and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Accordingly, we are not able to predict whether our current credit ratings will remain as disclosed above. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, interest costs for certain of our credit facilities, our future borrowing costs, access to capital markets, vendor financing terms and future store leasing costs.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance, workers’ compensation insurance and our product warranty program. Restricted cash and cash equivalents related to our continuing operations, which are included in other current assets, remained consistent at $193 million, $185 million, and $183 million at October 29, 2016, January 30, 2016, and October 31, 2015, respectively.

Debt and Capital

In March 2016, we repaid our $350 million principal amount of notes due March 15, 2016, using existing cash resources. As of October 29, 2016, we have $500 million principal amount of notes due August 1, 2018 (the "2018 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes"). Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for further information about our 2018 Notes and 2021 Notes.

Other

At October 29, 2016, January 30, 2016, and October 31, 2015, we had $180 million, $178 million, and $88 million, respectively, outstanding under financing lease obligations. The increase in financing lease obligations from October 31, 2015, to October 29, 2016, was primarily due to renewals on existing leases.

Share Repurchases and Dividends

We repurchase our common stock in the open market pursuant to programs approved by our Board. We may repurchase our common stock for a variety of reasons, such as acquiring shares to offset dilution related to equity-based incentives, including stock options and our employee stock purchase plan, and optimizing our capital structure. We consider several factors in determining whether to make share repurchases including, among other things, our cash needs, the availability of funding, our future business plans and the market price of our stock. If we decide to make future share repurchases, we expect that cash provided by future operating activities as well as available cash and cash equivalents will be the sources of funding for our share repurchases.

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

For the nine months ended October 29, 2016, we repurchased 16.0 million shares at a cost of $528 million. At October 29, 2016, $2.5 billion remained available for additional purchases under the June 2011 share repurchase program. For the nine months ended October 31, 2015, we repurchased 11.3 million shares at a cost of $388 million. Repurchased shares are retired and constitute authorized but unissued shares.

During the third quarters of fiscal 2017 and 2016, we declared and paid our regular quarterly cash dividend of $0.28 and $0.23 per common share, or $89 million and $79 million in the aggregate, respectively. In the first nine months of fiscal 2017 and 2016, we declared and paid $414 million and $421 million, respectively, in regular and special dividends. As announced on November 18, 2016, our Board authorized payment of our next regular quarterly cash dividend of $0.28 per common share, payable on December 29, 2016, to shareholders of record as of the close of business on December 8, 2016.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.3 at the end of the third quarter of fiscal 2017, compared to 1.4 at the end of fiscal 2016 and 1.4 at the end of the third quarter of fiscal 2016. The decline in the current ratio in the third quarter of fiscal 2017 compared to the end of fiscal 2016 and the third quarter of fiscal 2016 was due to the timing of inventory purchasing and payments partially offset by the payment of the 2016 Notes.

Our debt to net earnings ratio was 1.3 at the end of the third quarter of fiscal 2017, compared to 2.1 at the end of fiscal 2016 and 1.9 at the end of the third quarter of fiscal 2016. The decrease at the end of the third quarter of fiscal 2017 compared to both periods was primarily due to the payment of our 2016 Notes and an increase in net earnings in the trailing twelve months for each period presented. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, decreased to 1.6 at the end of the third quarter of fiscal 2017, compared to 1.8 at the end of fiscal 2016 and 1.9 at the end of the third quarter of fiscal 2016. The lower non-GAAP debt to EBITDAR ratio as of the end of the third quarter of fiscal 2017 was also primarily due to the payment of our 2016 Notes and an increase in net earnings in the trailing twelve months for each period presented.

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
Non-GAAP EBITDAR

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	October 29, 2016(1)	January 30, 2016(1)(2)	October 31, 2015(1)(2)
Debt (including current portion)	$1,367	$1,734	$1,639
Capitalized operating lease obligations (5 times rental expense)(2)	3,834	3,916	3,961
Non-GAAP debt	$5,201	$5,650	$5,600

Net earnings from continuing operations	$1,077	$807	$854
Other income (expense) (including interest expense, net )	51	65	56
Income tax expense	616	503	504
Depreciation and amortization expense	654	656	661
Rental expense	767	783	792
Restructuring charges and other(3)	85	263	156
Non-GAAP EBITDAR	$3,250	$3,077	$3,023

Debt to net earnings ratio	1.3	2.1	1.9
Non-GAAP debt to EBITDAR ratio	1.6	1.8	1.9

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of EBITDAR represent activity for the 12-months ended as of each of the respective dates.

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

(3)
Includes the impact of restructuring charges and non-restructuring asset impairments. Refer to Note 3, Fair Value Measurements, and Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for addition information regarding the nature of these charges.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases and our $1.25 billion in undrawn capacity on our credit facilities at October 29, 2016, which, if drawn upon, would be included as short-term debt in our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than as described in Note 6, Debt, in the Notes to Condensed Consolidated Financial Statements, above, and in the ordinary course of business since the end of fiscal 2016. See our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions (including fluctuations in housing prices, oil markets and jobless rates), conditions in the industries and categories in which we operate, changes in consumer preferences, changes in consumer confidence, consumer spending and debt levels, online sales levels and trends, average ticket size, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, competitive initiatives of competitors (including pricing actions and promotional activities of competitors), strategic and business decisions of our vendors (including actions that could impact promotional support, product margin and/or supply), the success of new product launches, the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to prevent or react to a disaster recovery situation, changes in law or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, foreign currency fluctuation, availability of suitable real estate locations, our ability to manage our property portfolio, the impact of labor markets, our ability to retain qualified employees, changes in senior management, failure to achieve anticipated expense and cost reductions from operational and restructuring changes, disruptions in our supply chain, inventory availability, product recalls, the costs of procuring goods we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities and brand consolidations), inability to secure or maintain favorable terms with our major vendors and other partners (including, but not limited to, product suppliers and carriers that operate competing retail channels), failure to accurately predict the duration over which we will incur costs, acquisitions and development of new businesses, divestitures of existing businesses, failure to complete or achieve anticipated benefits of announced transactions, integration challenges relating to new ventures and our ability to protect information relating to our employees and customers. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

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

As of October 29, 2016, we had $3.1 billion of cash and short-term investments and $750 million of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $2.4 billion generating income, which is exposed to interest rate changes. As of October 29, 2016, a 50 basis point increase in short-term interest rates would lead to an estimated $12 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $12 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at October 29, 2016, was $262 million. The net fair value recorded on our Condensed Consolidated Balance Sheets at October 29, 2016, related to our foreign exchange forward contracts was $2 million. The amount recorded in our Condensed Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a gain of $1 million in the third quarter of fiscal 2017.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $5 million and a positive impact on our net earnings of $1 million in the third quarter of fiscal 2017.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 29, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 29, 2016, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended October 29, 2016, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the third quarter of fiscal 2017, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 31, 2016 through Aug. 27, 2016	966,889	$34.12	966,889	$2,634,000,000
Aug. 28, 2016 through Oct. 1, 2016	2,560,829	$38.00	2,560,829	$2,536,000,000
Oct. 2, 2016 through Oct. 29, 2016	1,933,727	$39.00	1,933,727	$2,461,000,000
Total Fiscal 2017 Third Quarter	5,461,445	$37.67	5,461,445

(1)
We have a $5.0 billion share repurchase program that was authorized by our Board in June 2011. At the beginning of the third quarter of fiscal 2017, there was $2.7 billion available for share repurchases. The "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program" reflects the $206 million we purchased in the third quarter of fiscal 2017 pursuant to such program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program. For additional information see Note 10, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2017, filed with the SEC on December 2, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at October 29, 2016, January 30, 2016, and October 31, 2015, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended October 29, 2016, and October 31, 2015, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 29, 2016, and October 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2016, and October 31, 2015, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 29, 2016, and October 31, 2015 and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: December 2, 2016	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: December 2, 2016	By:	/s/ CORIE BARRY
Corie Barry
Chief Financial Officer

Date: December 2, 2016	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Vice President, Finance – Controller and Chief Accounting Officer