Form 10-K
period 2017-01-28
BEST BUY CO INC
filed 2017-03-24
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2016, was approximately $7.8 billion, computed by reference to the price of $33.60 per share, the price at which the common equity was last sold on July 29, 2016, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
As of March 20, 2017, the registrant had 309,110,840 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2017 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

BEST BUY    FISCAL    2017    FORM    10-K

PART I

Item 1.  Business.

Unless the context otherwise requires, the use of the terms "we," "us" and "our" in this Annual Report on Form 10-K refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Description of Business

We were incorporated in the state of Minnesota in 1966. Today, we are a leading provider of technology products, services and solutions. We offer these products and services to customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have operations in the U.S., Canada and Mexico.

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

Domestic Segment

Development of merchandise and services offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising and labor deployment across all channels are centrally managed at our corporate headquarters. In addition, support capabilities (for example, human resources, finance and real estate management) are generally performed at our corporate headquarters. We also have field operations that support retail teams from our corporate headquarters and regional locations. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized within each store brand. All stores within each store brand generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics.

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

Distribution

Domestic Segment

U.S. Best Buy online merchandise sales are typically either picked up at U.S. Best Buy stores or delivered directly to customers from a distribution center or retail store. The ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise is shipped directly from manufacturers to our distribution centers located throughout the U.S. In order to meet release dates for certain products, merchandise may be shipped directly to our stores from suppliers.

International Segment

Our Canada and Mexico distribution model is similar to our Domestic segment model.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2017, our 20 largest suppliers accounted for approximately 77% of the merchandise we purchased, with five suppliers – Apple, Samsung, Sony, Hewlett-Packard, and LG Electronics – representing approximately 53% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or secure any of the key terms of our arrangements.

We carefully monitor and manage our inventory levels in an effort to match quantities on hand with consumer demand as closely as possible. Key elements to our inventory management process include the following: continuous monitoring of historical and projected consumer demand, continuous monitoring and adjustment of inventory receipt levels, agreements with vendors relating to reimbursement for the cost of markdowns or sales incentives and agreements with vendors relating to return privileges for certain products.

We also have a global sourcing operation to design, develop, test and contract-manufacture our exclusive brand products.

Store Development

We had approximately 1,200 large-format and 400 small-format stores at the end of fiscal 2017 throughout our Domestic and International segments. Our stores are a vital component of our omni-channel strategy and represent an important competitive advantage. In the U.S., we have the ability to ship from all of our Best Buy stores. Customers may also elect to pick up orders initiated online in any of our stores. In recent years, we have opened vendor store-within-a-store concepts to allow closer vendor partnership and a better quality customer experience. In fiscal 2018 and beyond, we will continue to look for opportunities to optimize our store space, renegotiating leases and selectively opening or closing locations to support our operations.

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

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, Best Buy, Best Buy Mobile, Dynex, Geek Squad, Insignia, Magnolia, Modal, My Best Buy, Pacific Sales, Rocketfish, Platinum and our Yellow Tag logo.

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

Environmental Matters

Best Buy is committed to positively impacting the environment and our communities. We believe that effectively managing our environmental impacts, setting sustainability goals and advancing energy-efficient consumer solutions create long-term value for all of our stakeholders.

We are continuously looking for cost-effective solutions to minimize carbon emissions in our operations. In fiscal year 2016, we set a new goal to reduce our own carbon emissions by 45 percent by 2020 (over a 2009 baseline), from both operational reductions and renewable sourcing.

See our Best Buy Corporate Responsibility & Sustainability Report for further information on environmental performance.

Number of Employees

At the end of fiscal 2017, we employed approximately 125,000 full-time, part-time and seasonal employees in the U.S., Canada, Mexico and our sourcing office in China. We consider our employee relations to be good. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive locally and in the aggregate relative to others in our industry.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act") and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). We make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.investors.bestbuy.com. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

We also make available, free of charge on our website, our Amended and Restated Articles of Incorporation, Amended and Restated By-laws, the Corporate Governance Principles of our Board of Directors ("Board") and our Code of Business Ethics adopted by our Board, as well as the charters of all of our Board's committees: Audit Committee; Compensation and Human Resources Committee; Finance and Investment Policy Committee; and Nominating, Corporate Governance and Public Policy Committee. These documents are posted on our website at www.investors.bestbuy.com.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to Best Buy Co., Inc. Investor Relations Department at 7601 Penn Avenue South, Richfield, MN 55423-3645.

Item 1A. Risk Factors.

Described below are certain risks that we believe apply to our business and the industry in which we operate. You should carefully consider each of the following risk factors in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing and, consequently, the market value of our common stock and debt instruments. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

We face strong competition from multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers and vendors and mobile network carriers that offer their products and services directly to customers, which directly affects our revenue and profitability.

The retail business is highly competitive. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices. We compete with many other local, regional, national and international retailers and technology service providers, as well as certain of our vendors and mobile network carriers that offer products directly to consumers. Some of our competitors have greater financial resources than us and may be able to offer lower prices than us for a sustained period of time. The retail industry continues to experience a trend towards an increase in sales initiated online and using mobile applications, and some online-only businesses have lower operating costs than us and are not required to collect and remit sales taxes in all U.S. states, which can negatively impact the ability of multi-channel retailers to be price competitive on a tax-included basis. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins. Because our business strategy is based on offering superior levels of customer service and a full range of services to complement the products we offer, our cost structure is higher than some of our competitors, and this, in conjunction with price transparency, puts pressure on our margins.

As these and related competitive factors evolve, we may experience material adverse pressure on our revenue and profitability.

Many of the products we sell are highly susceptible to technological advancement, product life cycle fluctuations and changes in consumer preferences.

In general, consumer electronics product life cycles (which begin with initial market launch and conclude with maturity or obsolescence) have become shorter and less predictable. This is largely due to rapid technological advancement and innovation and generally faster adoption by consumers. Consumer preferences have also become susceptible to rapid change, and this adds to the unpredictability of our business. These factors affect us in a number of ways, for example:

•	the emergence of new products and categories (for example, virtual reality);

•	the rapid maturity and decline of relatively new categories (for example, tablets);

•	cannibalization of categories (for example, the effect of smart phones on demand for GPS, mobile audio, digital imaging devices, etc.);

•
intense consumer interest in high-profile product updates (for example, smartphone model updates) which concentrates purchasing activity around new launch dates and can often lead to shortages of merchandise;

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

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2017, our 20 largest suppliers accounted for approximately 77% of the merchandise we purchased (75% in fiscal 2016), with 5 suppliers – Apple, Samsung, Sony, Hewlett-Packard, and LG Electronics – representing approximately 53% of total merchandise purchased (51% in fiscal 2016). We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. Our profitability depends on us securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. To varying degrees, our vendors may be able to leverage their competitive advantages -- for example, their financial strength, the strength of their brand with customers, their own stores or online channels or their relationships with other retailers -- to our commercial disadvantage. The potential adverse impact of these factors can be amplified by price transparency (which can limit our flexibility to modify selling prices) and a highly competitive retail environment. Generally, our ability to negotiate favorable terms with our vendors is more difficult with vendors where our purchases represent a smaller proportion of their total revenues, consequently impacting our profitability from such vendor relationships.

We are also dependent on a relatively small number of mobile carriers to allow us to offer mobile devices with carrier connections. The competitive strategies utilized by mobile network carriers can have a material impact on our business. For example, if carriers change the structure of customer contracts, customer upgrade terms, customer qualification requirements, monthly fee plans, cancellation fees or service levels, the volume of upgrades and new contracts we sign with customers may be reduced, adversely affecting our revenues and profitability. In addition, our carriers also may serve customers through their own stores, websites, mobile applications and call centers or through other competing retail channels. Carriers may decide to cease allowing us to offer their contracts or certain categories of their contracts, focus their marketing efforts on alternative channels or make unfavorable changes to our commissions or other terms. Each of these factors could have a materially adverse impact on our revenue and profitability.

We have internal standards that we require all of our vendors to meet. Our ability to find qualified vendors who can supply products in a timely and efficient manner that meet our standards of quality and safety can be difficult, especially with respect to goods sourced from outside the U.S. Political or financial instability, merchandise quality issues, product safety concerns, cross-border trade restrictions or tariffs, work stoppages, port delays, foreign currency exchange rate fluctuations, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. These and other related issues could materially adversely affect our financial results.

Product safety and quality concerns could have a material adverse impact on our revenue and profitability.

If the products we sell fail to meet applicable safety standards or our customers' expectations regarding safety and quality, we could be exposed to increased legal risk and our reputation may be damaged. Failure to take appropriate actions in relation to product recalls could lead to breaches in laws and regulations and leave us susceptible to government enforcement actions or private litigation. Recalls of products, particularly when combined with lack of available alternatives or our difficulty in sourcing sufficient volumes of replacement products, could also have a material adverse impact on our revenue and profitability.

Our focus on services as a strategic priority exposes us to certain risks that could have a material adverse impact on our revenue and profitability as well as our reputation.

We offer a full range of services that complement our product offerings, including consultation, design, delivery, installation, set-up, protection plans, repair, technical support and educational classes. Designing, marketing and executing these services is subject to incremental risks. These risks include, for example:

•	increased labor expense to fulfill our customer promises, which may be higher than the related revenue;

•	unpredictable warranty failure rates and related expenses;

•	employees in transit using company vehicles to visit customer locations and employees being present in customer homes, which may increase our scope of liability;

•	the potential for increased scope of liability relating to managed services offerings;

•	employees having access to customer devices, including the information held on those devices, which may increase our responsibility for the security of those devices and the data they hold; and

•
the engagement of third parties to assist with some aspects of construction and installation and the potential responsibility for the actions they take and for compliance with building codes and related regulations.

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

Macroeconomic pressures in the markets in which we operate could adversely affect consumer spending and our financial results.

To varying degrees, our products and services are sensitive to changes in macroeconomic conditions that impact consumer spending. As a result, consumers may be affected in many different ways, including, for example:

•	whether or not they make a purchase;

•	their choice of brand, model or price-point;

•	how frequently they upgrade or replace their devices; and

•	their appetite for complementary services (for example, protection plans).

Consumer confidence, inflation, employment levels, oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumers' demand for the products and services that we offer. Our future results could be significantly adversely impacted by these factors.

Interruptions and other factors affecting our supply chain, including in-bound deliveries from our vendors, may adversely affect our business.

Our supply chain is a critical part of our operations, particularly in light of recent industry trends and initiatives such as ship-from-store and the emphasis on fast and free delivery when purchasing online. We depend on our vendors' ability to deliver products to us at the right location, right time and in the right quantities. We also depend on third parties for the operation of certain aspects of our supply chain network. The factors that can adversely affect these aspects of our operations include:

•	interruptions to our delivery capabilities;

•	failure of third parties to meet our standards or commitments;

•	disruptions to our systems and implementation of new systems;

•	limitations in capacity;

•	consolidation or business failures in the transportation and distribution sectors;

•	labor strikes or slow-downs impacting ports or any other aspect of our supply chain;

•	damages or other loss to products; and

•	costs that are excessive.

The risks associated with our dependence on third parties are greater for small parcel home deliveries, because of the relatively small number of carriers with the scope and capacity required by our business. The continuing growth of e-commerce increases our exposure to these risks. If we fail to manage these risks effectively, we could experience a material adverse impact on our reputation, revenue and profitability.

If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed. Changes in market compensation rates may adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation packages. We operate in a competitive labor market and there is a risk that market increases in compensation could have a material adverse effect on our profitability. Failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

Demand for the products and services we sell could decline if we fail to maintain positive brand perception and recognition.

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our brands are key to our success. The ubiquity of social media means that customer feedback and other information about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in, among other things, declines in customer loyalty, decreases in gift card and service plan sales, lower employee retention and productivity and vendor relationship issues, all of which could materially affect our revenue and profitability.

Our success is dependent on the design and execution of appropriate business strategies.

We operate in a highly-competitive and ever-changing commercial environment. Our success is dependent on our ability to identify, develop and execute appropriate strategies within this environment. Strategies that have proved successful in the past may not be successful in the future. Our current strategy includes continuous improvement of our business and the pursuit of new growth opportunities. It is possible that our strategies may be ineffective and that we may need to make substantial changes to them in the future. It is also possible that we will be unsuccessful in executing our strategies or that they expose us to additional risks. Our results could be materially adversely affected if we fail to develop and execute appropriate strategies. The market value of our common stock and debt instruments could be materially adversely affected if investors are uncertain about the appropriateness of our strategies or our ability to execute them.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding our strategies.

Failure to effectively manage our real estate portfolio may negatively impact our operating results.

Effective management of our real estate portfolio is critical to our multi-channel strategy. Most of our properties are subject to long-term leases. As such, it is essential that we effectively evaluate a range of factors that may influence the success of our long-term real estate strategy. Such factors include, for example:

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

If we fail to effectively evaluate these factors or negotiate appropriate terms or if unforeseen changes arise, the consequences could include, for example:

•	having to close stores and abandon the related assets, while retaining the financial commitments of the leases;

•	incurring significant costs to remodel or transform our stores;

•	having stores, supply chain or service locations that no longer meet the needs of our business; and

•	bearing excessive lease expenses.

These consequences could have a materially adverse impact on our profitability, cash flows and liquidity.

For leased property, the financial impact of exiting a location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property, our relationship with the landlord and the availability of potential sub-lease tenants. It is difficult for us to influence some of these factors, and the costs of exiting a property can be significant. In addition to rent, we are still responsible for the maintenance, taxes, insurance and common area maintenance charges for vacant properties until the lease commitment expires or is terminated. Similarly, when we enter into a contract with a tenant to sub-lease property, we usually retain our obligations as the master lessor. This leaves us at risk for any remaining liability in the event of default by the sub-lease tenant.

Failure to effectively manage our costs could have a material adverse effect on our profitability.

Some of our operating costs are fixed and/or are subject to multi-year contracts. Some elements of our costs may be higher than our competitors, because of, for example, our differential service offerings or levels of customer service. As discussed above, our revenues are susceptible to volatility from various sources, which can lead to periods of flat or declining revenues. Accordingly, our ongoing drive to reduce cost and increase efficiency represents a strategic imperative. Failure to successfully manage our costs could have a material adverse impact on our profitability and curtail our ability to fund our growth or other critical initiatives.

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

Our credit ratings and outlooks at March 20, 2017, are summarized below. In fiscal 2017, Standard & Poor's Rating Services upgraded its long-term credit rating from BB+ to BBB- with a Stable outlook; Moody's Investors Service, Inc. affirmed its long-term credit rating of Baa1 with a Stable outlook; and Fitch Ratings Limited affirmed its long-term credit rating of BBB- with a Stable outlook.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB-	Stable
Moody's	Baa1	Stable
Fitch	BBB-	Stable

Any future downgrades to our credit ratings and outlook could negatively impact the perception of our credit risk and thus our access to capital markets, borrowing costs, vendor terms and lease terms. Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may change the ratings assigned to us due to developments that are beyond our control, including the introduction of new rating practices and methodologies.

We are highly dependent on the cash flows and net earnings we generate during our fourth fiscal quarter, which includes the majority of the holiday shopping season.

Approximately one-third of our revenue and more than one-half of our net earnings have historically been generated in our fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of competitive promotional activity and customer buying patterns, which makes it difficult to forecast and react to these factors quickly. Unexpected events or developments such as natural or man-made disasters, economic factors, product sourcing issues, failure or interruption of management information systems or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations. As a result of these factors, there is a risk that our fourth quarter and annual results could be adversely affected.

Failure to effectively manage strategic ventures, alliances or acquisitions could have a negative impact on our business.

We may decide to enter into new joint ventures, partnerships, alliances or acquisitions with third parties (collectively, "new ventures"). Assessing the viability of new ventures is typically subject to significant uncertainty and the success of such new ventures can be adversely affected by many factors, including, for example:

•	different and incremental business risks of the new venture;

•	failure to motivate and retain key employees of the new venture;

•	uncertainty of forecasting financial performance;

•	failure to integrate aspects of the new venture into our existing business, such as new product or service offerings or information technology systems;

•	failure to maintain appropriate internal control over financial reporting;

•	failure to generate expected synergies such as cost reductions;

•	unforeseen changes in the business environment of the new venture;

•	disputes or strategic differences with other third party participants in the new venture; and

•	adverse impacts on relationships with vendors and other key partners of our existing business or the new venture.

If new ventures are unsuccessful, our liquidity and profitability could be materially adversely affected, and we may be required to recognize material impairments to goodwill and other assets acquired. New ventures may also divert our financial resources and management's attention from other important areas of our business.

Failure to protect or effectively respond to breach of the integrity, security and confidentiality of our employee and customer data could expose us to litigation costs and materially damage our standing with our employees or customers.

The use and handling of personally identifiable data by our business, our business associates and third parties is regulated at the state, federal and international levels. We are also contractually obligated to comply with certain industry standards regarding payment card information. Increasing costs associated with information security, such as increased investment in technology and qualified staff, the costs of compliance and costs resulting from fraud could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of customer and other confidential information over public networks, including the use of cashless payments. While we take significant steps to protect this information, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties or failure to effectively respond to such compromises, may undermine our security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate employee, customer and other confidential data. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may not prevent the compromise of our customer transaction processing capabilities and customer personal data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate these methods or promptly implement preventative measures. Any such compromise of our security or the security of information residing with our business associates or third parties could have a material adverse effect on our reputation or our relationship with our employees, which may in turn have a negative impact on our revenue, and may expose us to material costs, penalties and compensation claims. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Catastrophic events could adversely affect our operating results.

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

Sales of our exclusive brands products, which include Insignia, Modal, Dynex, Init, Platinum and Rocketfish branded products, represent an important component of our product offerings and our revenue and profitability. Most of these products are manufactured by contract manufacturers based in southeastern Asia. This arrangement exposes us to the following additional potential risks, which could materially adversely affect our operating results:

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

Our statutory, regulatory and legal environments expose us to complex compliance and litigation risks that could materially adversely affect our operations. Some of the most significant compliance and litigation risks we face are:

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

•
the impact of the potential implementation of more restrictive trade policies or the renegotiation of existing trade agreements in the U.S. or countries where we sell our products and services or procure products;

•
the impact of potential changes in U.S. or other countries tax laws and regulations, including the imposition of the border adjustment tax on imported products as is currently being discussed by U.S. Congress that could increase the cost of the products we sell because a significant portion of the products we sell in the U.S. are sourced from outside of the country; and

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

Changes to labor or employment laws or regulations could have an adverse impact on our costs and impair the viability of our operating model.

As an employer of approximately 125,000 people in a large number of different jurisdictions, we are subject to risks related to employment laws and regulations including, for example:

•
unionization and related regulations that affect the nature of labor relations, the organization of unions and union elections; in the U.S. the National Labor Relations Board continually considers changes to such regulations; as of January 28, 2017, none of our U.S. operations had employees represented by labor unions or working under collective bargaining agreements;

•	laws that impact the relationship between the company and independent contractors; and

•
laws that impact minimum wage, sick time, paid leave and scheduling requirements, that could directly or indirectly increase our payroll costs and/or impact the level of service we are able to provide.

Changes to laws and regulations such as these could adversely impact our reputation, our ability to continue operations and our profitability.

Economic, regulatory and other developments could adversely affect our ability to offer attractive promotional financing to our customers and adversely affect the profits we generate from these programs.

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 23% of our fiscal 2017 revenue was transacted using one of the company's branded cards. In addition, we earn profit-share income from our banking partners based on the performance of the programs. The income we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits of the programs.

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

We utilize complex information technology platforms to operate our websites and mobile applications. Disruptions to these services, such as those caused by unforeseen traffic levels, malicious attacks or other technical difficulties, could cause us to forgo material revenues, incur material costs and adversely affect our reputation with consumers.

We utilize third-party vendors for certain aspects of our business operations.

We engage key third-party business partners to support various functions of our business, including but not limited to, information technology, web hosting and cloud-based services, human resource operations, customer loyalty programs, promotional financing and customer loyalty credit cards, gift cards, customer warranty, technical support, transportation and insurance programs. Any material disruption in our relationship with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political and economic factors specific to the countries or regions in which we operate.

We operate retail locations in Canada and Mexico. In addition, we have wholly owned legal entities registered in various other foreign countries, including Bermuda, China, Germany, Hong Kong, Luxembourg, the Republic of Mauritius, Turks and Caicos, and the U.K. During fiscal 2017, our International segment's operations generated 8% of our revenue. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

•	political conditions;

•	economic conditions, including monetary and fiscal policies and tax rules;

•	legal and regulatory environments;

•	rules governing international trade and potential changes to trade policies or trade agreements and ownership of foreign entities;

•	risks associated with foreign currency exchange rates;

•	cultural differences that we may be unable to anticipate or respond to appropriately;

•	difficulties in enforcing intellectual property rights; and

•	difficulties encountered in exerting appropriate management oversight to operations in remote locations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.
Stores, Distribution Centers, Service Centers and Corporate Facilities
Domestic Segment
The following table summarizes the location and total square footage of our Domestic segment stores at the end of fiscal 2017:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores
Alabama	15	3	—
Alaska	2	—	—
Arizona	23	2	—
Arkansas	9	4	—
California	118	18	28
Colorado	21	4	—
Connecticut	12	5	—
Delaware	3	1	—
District of Columbia	2	—	—
Florida	64	31	—
Georgia	28	10	—
Hawaii	2	—	—
Idaho	5	2	—
Illinois	49	11	—
Indiana	23	10	—
Iowa	11	1	—
Kansas	9	3	—
Kentucky	9	7	—
Louisiana	16	4	—
Maine	4	—	—
Maryland	21	10	—
Massachusetts	24	10	—
Michigan	32	9	—
Minnesota	22	11	—
Mississippi	8	1	—
Missouri	19	9	—
Montana	3	—	—
Nebraska	5	3	—
Nevada	10	4	—
New Hampshire	6	3	—
New Jersey	27	8	—
New Mexico	5	3	—
New York	53	13	—
North Carolina	32	9	—
North Dakota	4	1	—
Ohio	37	10	—
Oklahoma	13	4	—
Oregon	12	2	—
Pennsylvania	37	12	—
Puerto Rico	3	—	—
Rhode Island	1	—	—
South Carolina	14	4	—
South Dakota	2	1	—
Tennessee	16	8	—
Texas	103	30	—
Utah	10	—	—
Vermont	1	—	—
Virginia	34	8	—
Washington	19	8	—
West Virginia	5	—	—
Wisconsin	22	11	—
Wyoming	1	1	—
Total	1,026	309	28

Square footage (in thousands)	39,662	429	737
Average square feet per store (in thousands)	39	1	26

The following table summarizes the ownership status of our Domestic segment store locations at the end of fiscal 2017:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand- Alone Stores	Pacific Sales Stores
Owned store locations	25	—	—
Owned buildings and leased land	36	—	—
Leased store locations	965	309	28

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers and corporate offices of our Domestic segment at the end of fiscal 2017:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	24 locations in 18 U.S. states	7,844	3,168
Geek Squad service centers(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	12 locations throughout the U.S.	109	—
Pacific Sales corporate office space	Torrance, California	12	—

(1)	The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)
Our principal corporate headquarters consists of four interconnected buildings. Certain vendors who provide us with a variety of corporate services occupy a portion of our principal corporate headquarters. We also sublease a portion of our principal corporate headquarters to unaffiliated third parties.

International Segment

The following table summarizes the location and total square footage of our International segment stores at the end of fiscal 2017:

	Best Buy Stores	Best Buy Mobile Stores	Best Buy Express Stores
Canada
Alberta	19	9	—
British Columbia	22	9	—
Manitoba	4	—	—
New Brunswick	3	—	—
Newfoundland	1	—	—
Nova Scotia	3	1	—
Ontario	54	29	—
Prince Edward Island	1	—	—
Quebec	23	5	—
Saskatchewan	4	—	—

Square footage (in thousands)	3,783	50	—
Average square feet per store (in thousands)	28	1	—

Mexico
Coahuila	—	—	1
Estado de Mexico	3	—	—
Distrito Federal	7	—	3
Guanajuato	1	—	—
Jalisco	4	—	—
Nuevo Leon	2	—	1
Michoacan	1	—	—
Veracruz	1	—	—
San Luis Potosi	1	—	—

Square footage (in thousands)	670	—	8
Average square feet per store (in thousands)	34	—	2

Total store count	154	53	5

The following table summarizes the ownership status of our International segment store locations at the end of fiscal 2017:

	Canada		Mexico
	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores	Best Buy Express Stores
Owned store locations	3	—	—	—
Leased store locations	131	53	20	5

The following table summarizes the location, ownership status and total square footage of space for distribution centers and corporate offices of our International segment at the end of fiscal 2017:

		Square Footage (in thousands)			Square Footage (in thousands)
	Distribution Centers	Leased	Owned	Principal Corporate Offices	Leased	Owned
Canada	Brampton, Ontario	1,057	—	Burnaby, British Columbia	141	—
	Vancouver, British Columbia	439	—
Mexico	Estado de Mexico, Mexico	89	—	Distrito Federal, Mexico	32	—

Exclusive Brands

We lease approximately 56,000 square feet of office space in China to support our exclusive brands operations.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant
(As of March 20, 2017)

Name	Age	Position With the Company	Years With the Company
Hubert Joly	57	Chairman and Chief Executive Officer	4
Corie Barry	42	Chief Financial Officer	17
Paula F. Baker	49	Chief Human Resources Officer	13
Shari L. Ballard	50	President, Multi-channel Retail and Operations	24
R. Michael (Mike) Mohan	49	Chief Merchandising and Marketing Officer	13
Keith J. Nelsen	53	General Counsel and Secretary	11
Asheesh Saksena	52	Chief Strategic Growth Officer	1
Trish Walker	50	President, Services	1
Mathew R. Watson	46	Chief Accounting Officer	11

Hubert Joly is our Chairman and Chief Executive Officer. He was appointed as President and Chief Executive Officer and a Director in September 2012 and as Chairman in June 2015. Mr. Joly was previously the President and Chief Executive Officer of Carlson, Inc., a worldwide hospitality and travel company based in Minneapolis, Minnesota, from 2008 until he joined Best Buy. Prior to becoming Chief Executive Officer of Carlson, Mr. Joly was President and Chief Executive Officer of Carlson Wagonlit Travel, a business travel management company, from 2004 until 2008. He held several senior executive positions with Vivendi S.A., a French multinational media and telecommunications company, from 1999 to 2004. Prior to that time, Mr. Joly worked in the technology sector at Electronic Data Systems (now part of Hewlett-Packard Company) from 1996 to 1999 and at McKinsey & Company, Inc. from 1983 to 1996. Mr. Joly is currently a member of the Board of Directors of Ralph Lauren Corporation, a leader in the design, marketing and retailing of premier lifestyle products. He also serves on the Board of Directors for the Retail Industry Leaders Association, the Executive Committee of the Minnesota Business Partnership and on the Board of Trustees of the Minneapolis Institute of Arts and the Minnesota Orchestra. Mr. Joly previously served as a Director of Carlson, Inc.; Chair of the Board of Directors of the Rezidor Hotel Group; Chair of the Board of Directors of Carlson Wagonlit Travel; Chair of the Travel Facilitation Sub-Committee of the U.S. Department of Commerce Travel and Tourism Advisory Board; on the executive committee of the World Travel and Tourism Council; and on the board of overseers of the Carlson School of Management.

Corie Barry was appointed our Chief Financial Officer in June 2016. In this role, she is responsible for overseeing all aspects of global finance, as well as information technology, information security, audit, procurement and pricing functions. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles within the organization, both in the field and at the corporate campus. She most recently was our Chief Strategic Growth Officer and the Interim Leader of Best Buy’s Services Organization from 2015 until 2016. Prior to that dual-role, she served as Senior Vice President of Domestic Finance from 2013 until 2015; Vice President, Chief Financial Officer and business development of our Home Business Group from 2012 to 2013; and Vice President, Finance of the Home Customer Solutions Group from 2010 until 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche LLP.

Paula F. Baker was appointed our Chief Human Resources Officer in March 2016. In her role, Ms. Baker oversees talent development and the health and well-being of the more than 125,000 Best Buy employees worldwide. Prior to her current role, she served as Vice President, Territory General Manager for the Southeast region of the United States, responsible for 172 stores and more than 10,000 employees, since 2012. Prior to that, Ms. Baker was a Territory Human Resources Director from 2010 to 2012. She has also previously held District Manager and General Manager roles from 2004 to 2010. Before joining Best Buy in 2004, Ms. Baker worked at Books-A-Million, a large chain bookstore in the southeast, Golfsmith International, a retail golf superstore, and St. Andrews Golf Company, a premier golf club manufacturer and retailer, in retail leadership roles. Ms. Baker serves as a board member on the Richard M. Schulze Foundation and on the Quality Committee of Children’s Hospital of Minnesota.
Shari L. Ballard is our President, Multi-channel Retail and Operations. She was named President, U.S. Retail and Chief Human Resources Officer in 2014 and in March 2016 transitioned out of her human resources responsibilities to focus primarily on our store operations. In March 2017, she added responsibility for E-commerce and will now focus primarily on maximizing the multi-channel customer experience. Previously, she served as President, International and Chief Human Resources Officer from 2013 to 2014; Executive Vice President and President, International from 2012 to 2013; Executive Vice

President, President - Americas from March 2010 until 2012; Executive Vice President - Retail Channel Management from 2007 to 2010; and Executive Vice President - Human Resources and Legal from 2004 to 2007. Ms. Ballard joined us in 1993 and has served as Senior Vice President, Vice President, and General and Assistant Store Manager. Ms. Ballard serves on the board of directors for the University of Minnesota Foundation. She previously served on the board of directors of the Delhaize Group, a Belgian-based international food retailer.

R. Michael (Mike) Mohan is our Chief Merchandising and Marketing Officer. He was appointed our Chief Merchandising Officer in January 2014 and in March 2017 added responsibility for our marketing organization. In this role, he manages the category management supply chain, merchandising and marketing functions for our U.S. business, including our category growth strategies, vendor relationships, private label business, merchandise assortment and marketing strategy, branding and execution. Previously, Mr. Mohan served as President, Home since June 2013 until his current appointment; Senior Vice President, General Manager - Home Business Group from 2011 to June 2013; Senior Vice President, Home Theater from 2008 to 2011; and Vice President, Home Entertainment from 2006 to 2008. Prior to joining Best Buy in 2004 as Vice President, Digital Imaging, Mr. Mohan was Vice President and General Merchandising manager for Good Guys, an audio/video specialty retailer in the western United States. Mr. Mohan also previously worked at Future Shop in Canada from 1988 to 1997, prior to our acquisition of the company, where he served in various merchandising roles. Mr. Mohan serves as a trustee for the Boys & Girls Clubs of America.

Keith J. Nelsen has served as our General Counsel and Secretary since 2011. In this role, he manages our enterprise legal and risk management functions, as well as acts as Secretary to our Board of Directors. Previously, in addition to his current role, he also served as Chief Risk Officer from 2012 to 2013. He was appointed Executive Vice President, General Counsel in May 2011 and Secretary of the Company in June 2011 and served as Senior Vice President, Commercial and International General Counsel from 2008 until his current appointment. Mr. Nelsen joined Best Buy in 2006 as Vice President, Operations and International General Counsel. Prior to joining us, he worked at Danka Business Systems PLC, an office products supplier, from 1997 to 2006 and served in various roles, including chief administration officer and general counsel. Prior to his time at Danka, Mr. Nelsen held the role of Vice President, Legal from 1995 to 1997 at NordicTrack, Inc., a provider of leisure equipment products. Mr. Nelsen began his career in 1989 as a practicing attorney with Best and Flanagan, LLP, a law firm located in Minneapolis, Minnesota. Mr. Nelsen is a member of the board of directors of NuShoe, Inc., a privately held shoe repair facility in San Diego, California and serves on the boards of the Children's Cancer Research Fund and the Chad Greenway Lead the Way Foundation.

Asheesh Saksena was appointed our Chief Strategic Growth Officer in June 2016. In this role, he leads our efforts to refine and implement our growth strategy. Mr. Saksena is a highly strategic leader with more than 20 years of experience in creating and leading strategic growth. Prior to joining Best Buy, he served from 2011 to 2016 as the Executive Vice President of Strategy and New Business Development at Cox Communications, one of the nation’s leading cable television providers. Prior to that, he was the Deputy Chief Strategy Officer for Time Warner Cable from 2008 to 2011. He has also held leadership roles at Accenture and Tata Group.

Trish Walker was appointed our President of Services in April 2016. In this role, she oversees our Geek Squad services in stores, online and in customers’ homes. Before joining Best Buy, Ms. Walker spent 27 years at Accenture, most recently serving as Senior Managing Director leading the North America retail practice and global client account lead. Prior to leading the retail practice, she held numerous leadership positions in Accenture’s retail practice, including marketing, operations, SAP and change management. Ms. Walker also serves on the advisory board of iOwn, LLC, a computer software development company.

Mathew R. Watson has served as our Vice President, Controller and Chief Accounting Officer since April 2015. Mr. Watson is responsible for our controllership and external reporting functions. Mr. Watson has served in the role of Vice President, Finance - Controller since 2014. Prior to that role, he was Vice President - Finance, Domestic Controller from 2013 to 2014. Mr. Watson was also Senior Director, External Reporting and Corporate Accounting from 2010 to 2013 and Director, External Reporting and Corporate Accounting beginning in 2007. Prior to joining us in 2005, Mr. Watson worked at KPMG, a professional audit, advisory and tax firm, from 1995 to 2005. He serves on the board of directors of AchieveMpls.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the ticker symbol BBY. In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. In addition, our Board approved a special dividend that was declared and paid in the first quarter of each of fiscal 2016 and fiscal 2017. On March 1, 2017, we announced a 21% increase in our regular quarterly dividend to $0.34 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange – Composite Index and the dividends declared and paid during the periods indicated.

	Sales Price				Dividends Declared and Paid
	Fiscal 2017		Fiscal 2016		Fiscal Year
	High	Low	High	Low	2017	2016
First Quarter	$34.95	$26.10	$42.00	$34.13	$0.73	$0.74
Second Quarter	33.63	28.76	37.18	31.68	0.28	0.23
Third Quarter	40.58	32.02	39.10	28.32	0.28	0.23
Fourth Quarter	49.40	37.10	36.51	25.31	0.28	0.23

Holders

As of March 20, 2017, there were 2,566 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In June 2011, our Board authorized up to $5.0 billion of share repurchases, which became effective on June 21, 2011. There is no expiration date governing the period over which we can repurchase shares under the June 2011 program. During fiscal 2017, we repurchased and retired 21.1 million shares at a cost of $0.8 billion. At the end of fiscal 2017, $2.2 billion of the $5.0 billion of share repurchases authorized by our Board in June 2011 was available for future share repurchases. In February 2017, our Board approved a new $5 billion share repurchase authorization, which superseded the authorization from 2011. On March 1, 2017, we announced our intent to repurchase $3 billion of shares over the next two years.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2017, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that still could have been repurchased at the end of the applicable fiscal period, pursuant to our June 2011 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Oct. 30, 2016 through Nov. 26, 2016	1,534,476	$40.09	1,534,476	$2,399,000,000
Nov. 27, 2016 through Dec. 31, 2016	1,705,027	$46.13	1,705,027	$2,321,000,000
Jan. 1, 2017 through Jan. 28, 2017	1,900,057	$43.50	1,900,057	$2,238,000,000
Total Fiscal 2017 Fourth Quarter	5,139,560	$43.35	5,139,560	$2,238,000,000

(1)
At the beginning of the fourth quarter of fiscal 2017, there was $2.5 billion available for share repurchases under our June 2011 $5.0 billion share repurchase program. The "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program" reflects the $223 million we purchased in the fourth quarter of fiscal 2017 pursuant to such program. For additional information, see Note 7, Shareholders' Equity, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The graph assumes an investment of $100 at the close of trading on March 2, 2012, the last trading day of fiscal 2012, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

Fiscal Year	2012	2013	2014	2015	2016	2017
Best Buy Co., Inc.	$100.00	$68.66	$102.94	$157.58	$129.90	$211.63
S&P 500	100.00	111.94	136.02	155.37	154.34	185.27
S&P Retailing Group	100.00	123.88	156.39	188.05	221.02	261.85
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

Five-Year Financial Highlights

$ in millions, except per share amounts

	12-Month				11-Month
Fiscal Year	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)(6)
Consolidated Statements of Earnings Data
Revenue	$39,403	$39,528	$40,339	$40,611	$38,252
Operating income	1,854	1,375	1,450	1,144	90
Net earnings (loss) from continuing operations	1,207	807	1,246	695	(259)
Gain (loss) from discontinued operations	21	90	(11)	(172)	(161)
Net earnings (loss) including noncontrolling interests	1,228	897	1,235	523	(420)
Net earnings (loss) attributable to Best Buy Co., Inc. shareholders	1,228	897	1,233	532	(441)
Per Share Data
Net earnings (loss) from continuing operations	$3.74	$2.30	$3.53	$2.00	$(0.76)
Net gain (loss) from discontinued operations	0.07	0.26	(0.04)	(0.47)	(0.54)
Net earnings (loss)	3.81	2.56	3.49	1.53	(1.30)
Cash dividends declared and paid	1.57	1.43	0.72	0.68	0.66
Common stock price:
High	49.40	42.00	40.03	44.66	27.95
Low	26.10	25.31	22.30	13.83	11.20
Operating Statistics
Comparable sales gain (decline)(7)	0.3%	0.5%	0.5%	(1.0)%	(2.7)%
Gross profit rate	24.0%	23.3%	22.4%	23.1%	23.6%
Selling, general and administrative expenses rate	19.2%	19.3%	18.8%	20.0%	20.7%
Operating income rate	4.7%	3.5%	3.6%	2.8%	0.2%
Year-End Data
Current ratio(8)	1.5	1.4	1.5	1.4	1.1
Total assets	$13,856	$13,519	$15,245	$13,990	$16,774
Debt, including current portion	1,365	1,734	1,613	1,647	2,290
Total equity	4,709	4,378	5,000	3,989	3,715
Number of stores
Domestic	1,363	1,415	1,448	1,495	1,503
International	212	216	283	284	276
Total	1,575	1,631	1,731	1,779	1,779
Retail square footage (000s)
Domestic	40,828	41,216	41,716	42,051	42,232
International	4,511	4,543	6,470	6,636	6,613
Total	45,339	45,759	48,186	48,687	48,845

(1)
Included within net earnings (loss) from continuing operations and net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2017 includes $161 million ($100 million net of taxes) due to cathode ray tube (CRT) and LCD litigation settlements reached, net of related legal fees and costs. Settlements relate to products purchased and sold in prior fiscal years. Refer to Note 12, Contingencies and Commitments, in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(2)
Included within operating income and net earnings (loss) from continuing operations for fiscal 2016 is $201 million ($159 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2016 related to measures we took to restructure our business. Net earnings (loss) attributable to Best Buy Co., Inc. shareholders for fiscal 2016 includes restructuring charges (net of tax and noncontrolling interest) from continuing operations. Refer to Note 4, Restructuring Charges, in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

(5)	Fiscal 2013 (11-month) included 48 weeks. All other periods presented included 52 weeks.

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

(7)
Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, from the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all Canadian store and website revenue was removed from the comparable sales base and the International segment no longer had a comparable metric. Therefore, Consolidated comparable sales equaled the Domestic segment comparable sales. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue in the International segment was once again deemed to be comparable and, as such, Consolidated comparable sales are once again equal to the aggregation of Domestic and International comparable sales.

(8)	The current ratio is calculated by dividing total current assets by total current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in the following sections:

•	Overview

•	Business Strategy

•	Best Buy 2020: Building the New Blue

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Estimates

•	New Accounting Pronouncements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

We are a leading provider of technology products, services and solutions. We offer these products and services to customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have operations in the U.S., Canada and Mexico. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its districts and territories. The International segment is comprised of all operations outside the U.S. and its territories.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2017, 2016 and 2015 each included 52 weeks, noting that fiscal 2018 will include 53 weeks with the additional week included in the fourth quarter. Our business, like that of many retailers, is seasonal. A higher proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico ("Holiday").

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, from the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all Canadian store and website revenue was removed from the comparable sales base and the International segment no longer had a comparable metric. Therefore, Consolidated comparable sales equaled the Domestic segment comparable sales. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue in the International segment was once again deemed to be comparable and, as such, Consolidated comparable sales are once again equal to the aggregation of Domestic and International comparable sales. However, we have not provided International comparable sales for fiscal 2017 as the calculation would only include comparable revenue from the fourth quarter of fiscal 2017 and may be misleading in future periods when used for comparison purposes. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as constant currency, non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share ("EPS") from continuing operations and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP measures. Generally, our non-GAAP measures include adjustments for items such as restructuring charges, goodwill impairments, non-restructuring asset impairments and gains or losses on investments. In addition, certain other items may be excluded from non-GAAP financial measures when we believe this provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

In our discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. We also use the term "constant currency", which represents results adjusted to exclude foreign currency impacts. We calculate those impacts as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period currency exchange rates. We believe the disclosure of revenue changes in constant currency provides useful supplementary information to investors in light of significant fluctuations in currency rates and our inability to report comparable store sales for the International segment in fiscal 2016 as a result of the Canadian brand consolidation.

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

Business Strategy

During fiscal 2017, we executed against the three priorities we shared at the beginning of the year:

1.	Build on our strong industry position and multi-channel capabilities to drive the existing business;

2.	Drive cost reduction and efficiencies; and

3.	Advance key initiatives to drive future growth and differentiation.

Below is summary of our progress against these priorities:

•
We believe we continued to gain market share in most of our product categories. We believe the total market for our product categories was down low-single digits in calendar 2016 and that our market share gains helped us offset the market decline;

•	We increased our Net Promoter Score by over 350 basis points;

•	We grew the Domestic segment online revenue with comparable sales of 20.8% in fiscal 2017;

•	The successful Canadian brand consolidation was the primary driver of operating income of $90 million in our International segment for fiscal 2017 compared to a loss of $210 million in fiscal 2016;

•
We continued to progress against our three-year target to reduce cost and optimize gross profit by $400 million and achieved $350 million cumulative savings by the end of fiscal 2017; these savings enable us to invest in customer experience improvements while maintaining near flat SG&A;

•
As for the third priority, fiscal 2017 was a year of exploration and experimentation, and we are continuing to test several concepts around the country that we believe have the potential to be compelling customer experiences; we expect to launch some of these concepts in fiscal 2018.

Best Buy 2020: Building the New Blue

In November 2012, we introduced our transformation strategy called Renew Blue. Since then we have stabilized comparable sales and increased our profitability. A little more than four years later, we have now completed Renew Blue and unveiled a new strategy: Best Buy 2020: Building the New Blue.

Our customers are at the core of Best Buy 2020. Technology continues to evolve, creating more excitement and opening up an increasing range of possibilities for our customers. It is also creating more complexity and we believe many of our customers need our help. Our purpose is to help customers pursue their passions and enrich their lives with the help of technology. We want to play two roles for them: be their trusted adviser and solution provider; and be their source for technology services for their home. Our customer value proposition is to be the leading technology expert who makes it easy for our customers to learn about and confidently enjoy the best technology.

From a financial standpoint, we seek to gradually grow our revenue, pursue ongoing cost savings necessary to both offset inflationary pressures and fund investments and build a more predictable set of revenue streams built on more recurring revenues and stickier customer relationships. There are three growth pillars we will be pursuing as part of Best Buy 2020:

1.
Maximize the multi-channel retail business by continuing to enhance the customer experience, investing in growth of certain key product categories and developing broader and stickier customer relationships;

2.
Provide services and solutions that solve real customer needs and help us build deeper customer relationships - for example, by meeting the significant technical support needs of our customers and providing more complete solutions such as security monitoring and home automation services as well as the associated products; and

3.	Accelerate growth in our International segment, which consists of Canada and Mexico.

With the launch of Best Buy 2020, fiscal 2018 will revolve around the following four priorities:

1.	Driving growth from the pillars described above; for example:

•	We will continue to innovate our digital capabilities to effectively help our customers in their shopping journey;

•
We will pursue growth around key product categories, including emerging product categories like connected home, appliances where we believe we can continue to grow revenue and mobile where we have the opportunity to return to growth by providing a more compelling experience to our customers;

•
We plan to expand our in-home advisor program ("IHA") to more markets. With our IHA program, customers receive a free in-home consultation with an experienced technology advisor who can identify their needs, design personalized solutions and become a personal resource over time;

•
We will continue to test new concepts around the country that have the potential to be compelling customer experiences. We have a pipeline of opportunities, some of which we will expect to expand later in fiscal 2018; and

•
We will pursue growth in our International segment by continuing to drive our online channel and by expanding the launch of the successful store remodels in Canada and opening nine new stores in Mexico over the next two years.

2.
The second priority is to improve our execution in key areas. We believe we continue to have significant opportunities from improving our sales effectiveness and proficiency, our supply chain for large product fulfillment and small package delivery and our services fulfillment capabilities.

3.
The third priority is to continue to reduce costs and drive efficiencies through the business. As stated previously, we have achieved $350 million of our current $400 million cost reduction target. We are working on the next phase of cost savings and will provide updates on the next goal once we complete our current program.

4.
The fourth priority is to build the capabilities necessary to deliver on the first three priorities, which will involve making investments in people and systems to drive growth, execution and efficiencies.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a lag. Our policy is to accelerate the recording of events occurring in the lag period that significantly affect our consolidated financial statements. No such events were identified for the periods presented.

The results of Jiangsu Five Star Appliance Co., Limited ("Five Star"), in our International segment, are presented as discontinued operations in our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2017	2016	2015
Revenue	$39,403	$39,528	$40,339
Revenue % decline	(0.3)%	(2.0)%	(0.7)%
Comparable sales % gain (1)	0.3%	0.5%	0.5%
Comparable sales % gain (decline), excluding estimated impact of installment billing(1)(2)	n/a	(0.1)%	—%
Restructuring charges - cost of goods sold	$—	$3	$—
Gross profit	$9,440	$9,191	$9,047
Gross profit as a % of revenue(3)	24.0%	23.3%	22.4%
SG&A	$7,547	$7,618	$7,592
SG&A as a % of revenue	19.2%	19.3%	18.8%
Restructuring charges	$39	$198	$5
Operating income	$1,854	$1,375	$1,450
Operating income as a % of revenue	4.7%	3.5%	3.6%
Net earnings from continuing operations	$1,207	$807	$1,246
Gain (loss) from discontinued operations(4)	$21	$90	$(13)
Net earnings attributable to Best Buy Co., Inc. shareholders	$1,228	$897	$1,233
Diluted earnings per share from continuing operations	$3.74	$2.30	$3.53
Diluted earnings per share	$3.81	$2.56	$3.49

(1)
The Canadian brand consolidation that was initiated in the first quarter of fiscal 2016 had a material impact on a year-over-year basis on the Canadian retail stores and website. As such, beginning in the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric has not been provided. Therefore, Consolidated comparable sales for fiscal 2017 include revenue from continuing operations in the Domestic segment for the full year and the International segment for the fourth quarter only, and Consolidated comparable sales for fiscal 2016 equal the Domestic segment comparable sales.

(2)
Represents comparable sales, excluding the estimated revenue benefit from installment billing. In fiscal 2015, we began selling installment billing plans offered by mobile carriers to our customers to complement the more traditional two-year plans. While the two types of contracts have broadly similar overall economics, installment billing plans typically generate higher revenues due to higher proceeds for devices and higher cost of sales due to lower device subsidies. As we increased our mix of installment billing plans, we had an associated increase in revenue and cost of goods sold and a decrease in gross profit rate, with gross profit dollars relatively unaffected. This change in plan offer did not impact our International segment. Beginning in fiscal 2017, we no longer reported comparable sales, excluding the estimated revenue benefit from installment billing, as the mix of installment billing plans became comparable on a year-over-year basis.

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

(4)	Includes both gain (loss) from discontinued operations and net earnings from discontinued operations attributable to noncontrolling interests.

In addition, we generated $2.5 billion in operating cash flow in fiscal 2017, compared to $1.3 billion in fiscal 2016, and we ended fiscal 2017 with $3.9 billion of cash, cash equivalents and short-term investments, compared to $3.3 billion at the end of fiscal 2016. During fiscal 2017, we made four regular dividend and one special dividend payments totaling $1.57 per share, or $505 million in the aggregate.

Fiscal 2017 Results Compared With Fiscal 2016

Consolidated revenue of $39.4 billion in fiscal 2017 decreased 0.3% compared to fiscal 2016. The components of the 0.3% revenue decrease in fiscal 2017 were as follows:

Impact of foreign currency exchange rate fluctuations	(0.2)%
Non-comparable sales(1)	(0.3)%
Comparable sales impact	0.2%
Total revenue decrease	(0.3)%

(1)
Non-comparable sales reflects the impact of revenue in our International segment for the first through third quarters of fiscal 2017, net store opening and closing activity, as well as, the impact of revenue streams not included within our comparable sales calculation, such as profit share revenue, certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

Our gross profit rate increased 0.7% of revenue in fiscal 2017. Our Domestic segment contributed a rate increase of 0.5% of revenue, while our International segment contributed 0.2%. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate remained flat on a year-over-year basis with both our Domestic and International segments contributing flat year-over-year SG&A as a percentage of revenue. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

SG&A restructuring charges decreased from $198 million in fiscal 2016 to $39 million in fiscal 2017. The fiscal 2017 activity primarily related to our Domestic segment, while our fiscal 2016 activity was driven by our International segment. For further discussion of each segment's SG&A restructuring charges, see Segment Performance Summary, below.

Our operating income increased $479 million, and our operating income as a percent of revenue increased to 4.7% of revenue in fiscal 2017, compared to operating income of 3.5% of revenue in fiscal 2016. The increase in our operating income was primarily due to an increase in our gross profit rate and a decrease in our restructuring activity.

Fiscal 2016 Results Compared With Fiscal 2015

The components of the 2.0% revenue decrease in fiscal 2016 were as follows:

Impact of foreign currency exchange rate fluctuations	(1.3)%
Non-comparable sales(1)	(1.1)%
Comparable sales impact	0.4%
Total revenue decrease	(2.0)%

(1)
Non-comparable sales reflects the impact of revenue in our International segment, net store opening and closing activity, as well as, the impact of revenue streams not included within our comparable sales calculation, such as profit share revenue, certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

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

SG&A restructuring charges increased from $5 million in fiscal 2015 to $198 million in fiscal 2016. Our International segment drove this increase. For further discussion of each segment’s SG&A restructuring charges, see Segment Performance Summary, below.

Our operating income decreased $75 million, and our operating income as a percent of revenue decreased to 3.5% of revenue in fiscal 2016, compared to operating income of 3.6% of revenue in fiscal 2015. The decrease in our operating income was primarily due to an increase in restructuring charges partially offset by net CRT/LCD legal settlement proceeds received in fiscal 2016.

Segment Performance Summary

Domestic Segment

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary	2017	2016	2015
Revenue	$36,248	$36,365	$36,055
Revenue % gain (decline)	(0.3)%	0.9%	0.6%
Comparable sales % gain(1)	0.2%	0.5%	1.0%
Comparable sales % gain (decline), excluding the estimated impact of installment billing(1)(2)	n/a	(0.1)%	0.5%
Gross profit	$8,650	$8,484	$8,080
Gross profit as % of revenue	23.9%	23.3%	22.4%
SG&A	$6,855	$6,897	$6,639
SG&A as % of revenue	18.9%	19.0%	18.4%
Restructuring charges	$31	$2	$4
Operating income	$1,764	$1,585	$1,437
Operating income as % of revenue	4.9%	4.4%	4.0%

Selected Online Revenue Data:
Online revenue as a % of total segment revenue	13.4%	11.0%	9.8%
Comparable online sales % gain(1)	20.8%	13.5%	16.7%

(1)	Comparable online sales gain is included in the total comparable sales gain (decline).

(2)
Represents comparable sales, excluding the estimated revenue benefit from installment billing. In fiscal 2015, we began selling installment billing plans offered by mobile carriers to our customers to complement the more traditional two-year plans. While the two types of contracts have broadly similar overall economics, installment billing plans typically generate higher revenues due to higher proceeds for devices and higher cost of sales due to lower device subsidies. As we increased our mix of installment billing plans, we had an associated increase in revenue and cost of goods sold and a decrease in gross profit rate, with gross profit dollars relatively unaffected. Beginning in fiscal 2017, we no longer reported comparable sales, excluding the estimated revenue benefit from installment billing, as the mix of installment billing plans became comparable on a year-over-year basis.

The following table reconciles our Domestic segment stores open at the end of each of the last three fiscal years:

	Fiscal 2015	Fiscal 2016			Fiscal 2017
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	1,050	—	(13)	1,037	—	(11)	1,026
Best Buy Mobile stand-alone	367	—	(17)	350	—	(41)	309
Pacific Sales	29	—	(1)	28	—	—	28
Magnolia Audio Video	2	—	(2)	—	—	—	—
Total Domestic segment stores	1,448	—	(33)	1,415	—	(52)	1,363

We continuously monitor store performance. As we approach the expiration date of our stores leases, we evaluate various options for each location, including whether a store should remain open.

Fiscal 2017 Results Compared With Fiscal 2016

Domestic segment revenue of $36.2 billion in fiscal 2017 decreased 0.3% compared to the prior year. The components of the 0.3% revenue decrease in the Domestic segment in fiscal 2017 were as follows:

Comparable sales impact	0.2%
Non-comparable sales(1)	(0.5)%
Total revenue decrease	(0.3)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit share revenue, credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The net store changes did not have a material impact on our revenue in fiscal 2017, as the majority of closures related to our small-format Best Buy Mobile stand-alone stores. The closing of small-format Best Buy Mobile stores have a significantly smaller impact given their smaller size and limited category focus compared to our large-format stores.
The profit-share revenue included in our non-comparable sales relate to our extended warranty protection plans that are managed by a third party underwriter. We may be eligible to receive profit-sharing payments, depending on the performance of the portfolio. When performance of the portfolio is strong and the claims cost to the third party underwriter declines, we are entitled to share in the excess premiums. In fiscal 2017, we recognized $110 million of such profit-share revenue, with an equal impact to gross profit and operating income.  In fiscal 2016, we recognized $148 million. The fiscal 2017 profit-share revenue decrease from fiscal 2016 reflects reductions to the premiums that we pay to the third party underwriter. In light of the continued impact of these lower premiums, we expect the profit share payments to continue to decrease in future periods.

In fiscal 2017, Domestic segment online revenue of $4.8 billion increased 20.8% on a comparable basis primarily due to higher conversion rates and increased traffic. As a percentage of total Domestic revenue, online revenue increased 240 basis points to 13.4% versus 11.0% last year.

The following table presents the Domestic segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2017 and 2016:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Consumer Electronics	34%	32%	5.0%	4.7%
Computing and Mobile Phones	45%	46%	(1.8)%	(2.6)%
Entertainment	7%	8%	(13.8)%	(3.6)%
Appliances	9%	8%	7.8%	15.4%
Services	5%	5%	(3.3)%	(11.6)%
Other	—%	1%	n/a	n/a
Total	100%	100%	0.2%	0.5%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Consumer Electronics: The 5.0% comparable sales increase was primarily due to an increase in the sales of connected home products, streaming devices and large screen televisions.

•
Computing and Mobile Phones: The 1.8% comparable sales decline was primarily due to continued industry declines in tablets and product constraints in, and to a lesser effect, lower sales of mobile phones. This decline was partially offset by an increase in the sale of computers.

•	Entertainment: The 13.8% comparable sales decrease was driven by declines in gaming, music and movies due to continued industry declines.

•	Appliances: The 7.8% comparable sales gain was a result of continued growth in both large and small appliance sales.

•
Services: The 3.3% comparable sales decline was primarily due to lower reimbursement revenue from our third party underwriter on extended protection plan claims. This trend, which primarily related to mobile phones, was a reflection of changes to the design of our extended protection plans in fiscal 2016, improvements to our repair and fulfillment operations and industry trends.

Our Domestic segment experienced an increase in gross profit rate to 23.9% in fiscal 2017 from 23.3% in fiscal 2016. This rate increase was primarily due to (1) rate improvements in computing hardware, and (2) an increase in CRT legal settlements, partially offset by (1) lower margins from mobile phones due to changes in device mix, and (2) a decrease in our periodic profit share revenue as described above.

Our Domestic segment SG&A rate slightly decreased to 18.9% of revenue in fiscal 2017 compared to 19.0% of revenue in the prior year. The decrease in rate was primarily driven by cost reductions and lower incentive compensation, partially offset by investments in growth initiatives.

Our Domestic segment recorded $31 million of restructuring charges in fiscal 2017 and incurred $2 million of restructuring charges in fiscal 2016. The restructuring charges in fiscal 2017 related to the Renew Blue Phase 2 plan that began in the first quarter of fiscal 2017. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our Domestic segment’s operating income increased $179 million in fiscal 2017 compared to fiscal 2016. In addition, the operating income rate increased to 4.9% of revenue in fiscal 2017 compared to 4.4% of revenue in the prior year. The increase was driven by the revenue, gross profit rate and SG&A rate improvements described above.

Fiscal 2016 Results Compared With Fiscal 2015

Domestic segment revenue of $36.4 billion in fiscal 2016 increased 0.9% compared to the prior year. This increase was primarily driven by a comparable sales growth of 0.5%, which included an estimated 0.6% of revenue benefit associated with installment billing, and a periodic profit sharing benefit based on performance of our externally managed extended service plan portfolio.

Similar to fiscal 2017, we recognized $148 million of profit-share revenue in fiscal 2016, with an equal impact to gross profit and operating income. The amount recognized in fiscal 2016 was substantially higher than for prior periods. The unusually strong performance of the portfolio for fiscal 2016, which particularly related to mobile phones, was due to changes to the design of our extended service plans, improvements to our repair and fulfillment operations and industry trends. These trends have also led to lower revenues from repairs we undertake on behalf of the insurers, as discussed further below.

Domestic segment online revenue of $4.0 billion increased 13.5% on a comparable basis primarily due to higher conversion rates and increased traffic. As a percentage of total Domestic revenue, online revenue increased 120 basis points to 11.0% versus 9.8% in fiscal 2015.

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

The net store changes did not have a material impact on our revenue in fiscal 2016, as the majority of closures occurred in the fourth quarter and related to our small-format Best Buy Mobile stand-alone stores. The closing of small-format Best Buy Mobile stores have a significantly smaller impact given their smaller size and limited category focus compared to our large-format stores.
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

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary	2017	2016	2015
Revenue	$3,155	$3,163	$4,284
Revenue decline %	(0.3)%	(26.2)%	(10.4)%
Comparable sales % decline(1)	n/a	n/a	(3.5)%
Restructuring charges - cost of goods sold	$—	$3	$—
Gross profit	$790	$707	$967
Gross profit as % of revenue	25.0%	22.4%	22.6%
SG&A	$692	$721	$953
SG&A as % of revenue	21.9%	22.8%	22.2%
Restructuring charges	$8	$196	$1
Operating income (loss)	$90	$(210)	$13
Operating income (loss) as % of revenue	2.9%	(6.6)%	0.3%

(1)
The Canadian brand consolidation has a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric for the full year has not been provided. International comparable sales for the fourth quarter of fiscal 2017 was 0.9%.

The following table reconciles our International segment stores open at the end of each of the last three fiscal years:

	Fiscal 2015	Fiscal 2016				Fiscal 2017
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Stores Converted	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Canada
Future Shop	133	—	(68)	(65)	—	—	—	—
Best Buy	71	3	(3)	65	136	—	(2)	134
Best Buy Mobile	56	—	—	—	56	1	(4)	53
Mexico
Best Buy	18		—	—	18	2	—	20
Express	5	1	—	—	6	—	(1)	5
Total International segment stores	283	4	(71)	—	216	3	(7)	212

Fiscal 2017 Results Compared With Fiscal 2016

International segment revenue of $3.2 billion in fiscal 2017 decreased 0.3% compared to the prior year. The components of the 0.3% revenue decrease in the International segment in fiscal 2017 were as follows:

Non-comparable sales(1)	1.8%
Comparable sales impact	0.3%
Impact of foreign currency exchange rate fluctuations	(2.4)%
Total revenue decrease	(0.3)%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity in the first three quarters of fiscal 2017, as well as the impact of revenue streams not included within our comparable sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The following table presents the International segment's revenue mix percentages by revenue category in fiscal 2017 and 2016:

	Revenue Mix Summary
	Year Ended
	January 28, 2017	January 30, 2016
Consumer Electronics	31%	31%
Computing and Mobile Phones	48%	48%
Entertainment	7%	9%
Appliances	6%	5%
Services	7%	6%
Other	1%	1%
Total	100%	100%

As noted above, comparable sales information has not been provided for the International segment for fiscal 2017 or 2016 due to the Canadian brand consolidation. As such, it is also impractical to provide such information on a revenue category basis. However, as noted above, the revenue mix by category has not changed significantly from fiscal 2016.

Our International segment experienced a gross profit increase of $83 million, or 11.7%, in fiscal 2017 compared to fiscal 2016. Excluding the impact of foreign currency exchange rate fluctuations, the increase in gross profit was $98 million. The gross profit rate increased to 25.0% in fiscal 2017 from 22.4% of revenue in fiscal 2016. This increase was primarily due to the increased promotional activity in fiscal 2016 as a result of the Canada brand consolidation which did not reoccur and to a lesser extent rate growth in computing and home theater.

Our International segment's SG&A decreased $29 million, or 4.0%, in fiscal 2017 compared to the prior year. Excluding the impact of foreign currency exchange rate fluctuations, the decrease in SG&A was $9 million. The SG&A rate decreased to 21.9% in fiscal 2017 from 22.8% of revenue in fiscal 2016. The decrease in SG&A rate was driven by year-over-year sales leverage.

Our International segment recorded $8 million of restructuring charges in fiscal 2017 and incurred $199 million of restructuring charges in fiscal 2016. The fiscal 2017 restructuring charges related to adjustments to our vacant space liabilities outstanding as a result of the Canadian brand consolidation and the Renew Blue plan. The adjustments were due to changes in estimates related to sublease income. The fiscal 2016 restructuring charges primarily related to the Canadian brand consolidation and consisted of facility closure costs, tradename impairments, property and equipment impairments, and employee termination benefits. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our International segment operating income was $90 million in fiscal 2017 compared to a loss of $210 million in the prior-year period. The improvement in operating income was primarily driven by lower restructuring costs and gross profit and SG&A rate improvements.

Fiscal 2016 Results Compared With Fiscal 2015

In our International segment, revenue declined 26.2% to $3.2 billion in fiscal 2016 due to (1) the loss of revenue associated with closed stores as part of the Canadian brand consolidation; (2) a negative foreign currency impact of 12.5%; and (3) ongoing softness in the Canadian economy and consumer electronics industry.

The components of the International segment's 26.2% revenue decrease in fiscal 2016 were as follows:

Impact of foreign currency exchange rate fluctuations	(12.5)%
Non-comparable sales(1)	(13.7)%
Total revenue decrease	(26.2)%

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

Our International segment operating loss was $210 million in fiscal 2016 compared to income of $13 million in the prior-year period. The decline in operating income was driven primarily by a decrease in revenue and gross profit rate and restructuring charges, partially offset by lower SG&A expenses as described above.

Additional Consolidated Results

Other Income (Expense)

In fiscal 2017, our gain on sale of investments was $3 million compared to $2 million and $13 million in fiscal 2016 and fiscal 2015, respectively. These gains were due to the sale of cost-based investments.

In fiscal 2017, our investment income and other was $31 million, compared to $13 million in fiscal 2016. The increase in fiscal 2017 was primarily due to higher interest rates in the U.S. In fiscal 2016, our investment income and other was $13 million, compared to $14 million in fiscal 2015. The decrease in fiscal 2016 was primarily due to lower interest rates in Canada and the unfavorable impact of foreign currency translation.

Interest expense was $72 million in fiscal 2017, compared to $80 million in fiscal 2016 due to a lower debt balance for a majority of the year caused by the March 2016 payment of our $350 million principal amount notes. Interest expense was $80 million in fiscal 2016, compared to $90 million in fiscal 2015. The decrease in interest expense was primarily due to swapping a portion of our fixed rate debt to floating rate, which was lower than our fixed rate. Refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Income Tax Expense

Income tax expense increased to $609 million in fiscal 2017, compared to $503 million in fiscal 2016, primarily as a result of an increase in pre-tax earnings, partially offset by a higher mix of pre-tax income from foreign operations and the resolution of certain tax matters in the current year. Our effective income tax rate ("ETR") for fiscal 2017 was 33.5%, compared to a rate of 38.4% in fiscal 2016. The decrease in the ETR was primarily due to a higher mix of pre-tax income from foreign operations and the resolution of certain tax matters in the current year.

Income tax expense increased to $503 million in fiscal 2016, compared to a tax expense of $141 million in fiscal 2015, primarily due to a $353 million discrete benefit related to reorganizing certain European legal entities in fiscal 2015, as well as a lower mix of pre-tax earnings from foreign operations in fiscal 2016, partially offset by a decrease in pre-tax earnings in fiscal 2016. Our ETR for fiscal 2016 was 38.4%, compared to a rate of 10.1% in fiscal 2015. Excluding the impact of reorganizing certain European legal entities, the ETR would have been 35.6% in fiscal 2015. Refer to Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Our consolidated ETR is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. As our foreign earnings are generally taxed at lower statutory rates than the 35.0% U.S. federal statutory rate, changes in the proportion of our consolidated taxable earnings originating in foreign jurisdictions impact our consolidated effective rate. Our foreign earnings have been indefinitely reinvested outside the U.S. and are not subject to current U.S. income tax.

Discontinued Operations

Discontinued operations are primarily comprised of Five Star within our International segment. Gain from discontinued operations in fiscal 2017 was $21 million primarily related to the sale of the remaining Five Star property assets that were held for sale as of January 30, 2016. Gain from discontinued operations in fiscal 2016 of $90 million was primarily related to the gain recognized on the sale of Five Star. Loss from discontinued operations of $11 million in fiscal 2015 was driven by other charges related to Five Star.

Non-GAAP Financial Measures

The following table reconciles operating income, effective tax rate, net earnings from continuing operations and diluted earnings per share from continuing operations (GAAP financial measures) for the periods presented to non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations (non-GAAP financial measures) for the periods presented ($ in millions, except per share amounts):

	Fiscal Year
	2017	2016	2015
Operating income	$1,854	$1,375	$1,450
Net CRT/LCD settlements(1)	(161)	(77)	—
Restructuring charges - COGS(2)	—	3	—
Other Canada brand consolidation charges - SG&A(3)	1	6	—
Non-restructuring asset impairments - SG&A(4)	26	61	42
Restructuring charges(2)	39	198	5
Non-GAAP operating income	$1,759	$1,566	$1,497

Income tax expense	$609	$503	$141
Effective tax rate	33.5%	38.4%	10.1%
Income tax impact of Europe legal entity reorganization(5)	—	—	353
Income tax impact of Non-GAAP adjustments(6)	(38)	30	11
Non-GAAP income tax expense	$571	$533	$505
Non-GAAP effective tax rate	33.2%	35.4%	35.5%

Net earnings from continuing operations	$1,207	$807	$1,246
Net CRT/LCD settlements(1)	(161)	(77)	—
Restructuring charges - COGS(2)	—	3	—
Other Canada brand consolidation charges - SG&A(3)	1	6	—
Non-restructuring asset impairments - SG&A(4)	26	61	42
Restructuring charges(2)	39	198	5
(Gain) loss on sale of investments	(2)	5	(11)
Income tax impact of Europe legal entity reorganization(5)	—	—	(353)
Income tax impact of Non-GAAP adjustments(6)	38	(30)	(11)
Non-GAAP net earnings from continuing operations	$1,148	$973	$918

Diluted earnings per share from continuing operations	$3.74	$2.30	$3.53
Per share impact of net CRT/LCD settlements(1)	(0.50)	(0.22)	—
Per share impact of restructuring charges - COGS(2)	—	0.01	—
Per share impact of other Canada brand consolidation charges - SG&A(3)	0.01	0.02	—
Per share impact of non-restructuring asset impairments - SG&A(4)	0.08	0.17	0.12
Per share impact of restructuring charges(2)	0.12	0.58	0.01
Per share impact of (gain) loss on sale of investments	(0.01)	0.01	(0.03)
Per share income tax effect of Europe legal entity reorganization(5)	—	—	(1.00)
Per share income tax impact of Non-GAAP adjustments(6)	0.12	(0.09)	(0.03)
Non-GAAP diluted earnings per share from continuing operations	$3.56	$2.78	$2.60

(1)
Represents cathode ray tube ("CRT") and LCD litigation settlements reached, net of related legal fees and costs. Settlements related to products purchased and sold in prior fiscal years. For the fiscal year ended January 28, 2017, the full balance related to the United States. For the fiscal year ended January 30, 2016, $75 million related to the United States and $2 million related to Canada. Refer to Note 12, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

(2)
Refer to Note 4, Restructuring Charges, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding the nature of these charges. For the fiscal year ended January 28, 2017, $31 million related to the United States and $8 million related to Canada. For the fiscal year ended January 30, 2016, $2 million related to the United States and $199 million related to Canada. For the fiscal year ended January 31, 2015, $4 million related to the United States and $1 million related to Canada.

(3)
Represents charges related to the Canadian brand consolidation initiated in the first quarter of fiscal 2016, primarily due to retention bonuses and other store-related costs that were a direct result of the consolidation but did not qualify as restructuring charges.

(4)
Refer to Note 3, Fair Value Measurements, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding the nature of these charges. For the fiscal year ended January 28, 2017, $24 million related to the United States and $2 million related to Canada. For the fiscal year ended January 30, 2016, $58 related to the United States and $3 million related to Canada. For the fiscal year ended January 31, 2015, $31 million related to the United States and $11 million related to Canada.

(5)	Represents the acceleration of a non-cash tax benefit of $353 million as a result of reorganizing certain European legal entities to simplify our overall structure in the first quarter of fiscal 2015.

(6)
Income tax impact of non-GAAP adjustments is the summation of the calculated income tax charge related to each non-GAAP non-income tax adjustment. The non-GAAP adjustments relate primarily to adjustments in the United States and Canada. As such, the income tax charge is calculated using the statutory rates of 38.0% for the United States and 26.4% for Canada, applied to the Non-GAAP adjustments of each country.

Non-GAAP operating income for fiscal 2017 increased $193 million compared to fiscal 2016, and non-GAAP operating income as a percent of revenue increased to 4.5%. The increase was driven by increased Consolidated gross profit rate and continued SG&A cost reductions in both segments primarily due to the realization of our Renew Blue Phase 2 cost reduction initiatives and tighter expense management. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in fiscal 2016 compared to fiscal 2015.

Non-GAAP operating income for fiscal 2016 increased $69 million compared to fiscal 2015. The increase was driven by increased revenue in the Domestic segment, increased Consolidated gross profit rate and continued SG&A cost reductions in both segments primarily due to the realization of our Renew Blue Phase 2 cost reduction initiatives and tighter expense management. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in fiscal 2016 compared to fiscal 2015.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment required to support our business strategies, the performance of our business, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Renew Blue and Best Buy 2020: Building the New Blue strategies.

The following table summarizes our cash and cash equivalents and short-term investments at January 28, 2017, and January 30, 2016 ($ in millions):

	January 28, 2017	January 30, 2016
Cash and cash equivalents	$2,240	$1,976
Short-term investments	1,681	1,305
Total cash and cash equivalents and short-term investments	$3,921	$3,281

Existing cash and cash equivalents and short-term investments as well as cash generated from operations were sufficient to fund share repurchases, capital expenditures, dividends and repayment of our 2016 Notes in fiscal 2017 without the need to utilize our credit facilities or other debt arrangements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2017	2016	2015
Total cash provided by (used in):
Operating activities	$2,545	$1,322	$1,935
Investing activities	(887)	(419)	(1,712)
Financing activities	(1,404)	(1,515)	(223)
Effect of exchange rate changes on cash	10	(38)	(52)
Increase (decrease) in cash and cash equivalents	$264	$(650)	$(52)

Operating Activities

The increase in cash provided by operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to the timing of inventory purchasing and payments and increased earnings. During fiscal 2017 we purchased and paid for inventory later in the Holiday season than in the prior year, discussed below, positively impacting operating cash flows. This was partially offset by the timing of collection of receivables.

The decrease in cash provided by operating activities in fiscal 2016 compared to fiscal 2015 was primarily due to the timing of inventory receipts and income tax payments. During fiscal 2016, we decided to bring Holiday inventory in early and the Super Bowl shifted to the first quarter of fiscal 2016, which caused us to hold our inventory longer and settle our accounts payable related to that inventory prior to year-end. In addition, we paid more income taxes in fiscal 2016 primarily due to the timing of when payments were made.

Investing Activities

The increase in cash used in investing activities in fiscal 2017 compared to fiscal 2016 was primarily due to an increase in the net investment into short-term investments in fiscal 2017.

The decrease in cash used in investing activities in fiscal 2016 compared to fiscal 2015 was primarily due to increased sales of short-term investments partially offset by capital expenditures (see Capital Expenditures below).

Financing Activities

The decrease in cash used in financing activities in fiscal 2017 compared to fiscal 2016 was primarily due to a decline in the number of shares repurchased, which was substantially offset by the repayment of our $350 million principal amount of notes due March 15, 2016.

The increase in cash used by financing activities in fiscal 2016 compared to fiscal 2015 was primarily due to share repurchases and dividend payments. In fiscal 2016, we purchased $1.0 billion of common stock as part of our June 2011 share repurchase program. In addition, we increased our normal dividend from 2015 to 2016 and paid a special dividend in 2016.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, short-term investments, our credit facilities, and other debt arrangements are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures, strategic initiatives, share repurchases and dividends. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

On June 26, 2016, we entered into a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion unsecured revolving credit facility (the "Previous Facility"), which was originally scheduled to expire in June 2019, but was terminated on June 27, 2016. The Five-Year Facility Agreement permits borrowings up to $1.25 billion and expires in June 2021. At January

28, 2017, and January 30, 2016, we had no borrowings outstanding under the Five-Year Facility Agreement nor its predecessor the Previous Facility. Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facilities.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At January 28, 2017, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 6.97 and 5.16 in fiscal 2017 and fiscal 2016, respectively.

Our credit ratings and outlooks at March 20, 2017, are summarized below. In fiscal 2017, Standard & Poor's Rating Services upgraded its long-term credit rating from BB+ to BBB- with a Stable outlook; Moody's Investors Service, Inc. affirmed its long-term credit rating of Baa1 with a Stable outlook; and Fitch Ratings Limited affirmed its long-term credit rating of BBB- with a Stable outlook.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in other current assets, remained relatively flat at $193 million and $185 million at January 28, 2017, and January 30, 2016, respectively.

Capital Expenditures

Our capital expenditures typically include investments in our stores, distribution capabilities and information technology enhancements (including e-commerce). During fiscal 2017, we invested $582 million in property and equipment, primarily related to upgrading our information technology systems and capabilities and store-related projects.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2017	2016	2015
New stores	$3	$5	$3
Store-related projects(1)	208	241	177
E-commerce and information technology	371	390	355
Other	—	13	16
Total capital expenditures(2)(3)	$582	$649	$551

(1)	Includes store remodels and various merchandising projects.

(2)	Excludes $10 million for fiscal 2015 related to Five Star.

(3)
Total capital expenditures exclude non-cash capital expenditures of $48 million, $92 million and $14 million for fiscal 2017, fiscal 2016 and 2015, respectively. Non-cash capital expenditures are comprised of capitalized leases, as well as additions to property and equipment included in accounts payable.

In fiscal 2018, we estimate cash capital expenditures of approximately $650 million to $700 million, with the focus on retail store, e-commerce and information technology projects.

Debt and Capital

In March 2016, we repaid our $350 million principal amount of notes due March 15, 2016 (the "2016 Notes"), using existing cash resources. As of January 28, 2017, we have $500 million principal amount of notes due August 1, 2018 (the "2018 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes") outstanding. Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our 2016 Notes, 2018 Notes and 2021 Notes.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

On March 1, 2017, we announced our intent to repurchase $3.0 billion shares over the next two years. In order to execute this plan, our Board approved a new $5.0 billion share repurchase authorization in February 2017. This share repurchase program supersedes the previous $5.0 billion authorization dated June 2011, which had $2.2 billion remaining as of January 28, 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program. Repurchased shares are retired and constitute authorized but unissued shares.

The following table presents our share repurchase history for each of the past three fiscal years (in millions, except per share amounts):

	2017	2016(1)	2015
Total cost of shares repurchased	$751	$1,000	$—
Average price per share	$35.54	$—	$—
Number of shares repurchased	21.1	32.8	—

(1)
Share repurchases included the use of an accelerated share repurchase contract. Refer to Note 7, Shareholders' Equity, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. The following table presents our dividend activity for each of the past three fiscal years (in millions, except per share amounts):

	2017	2016	2015
Regular quarterly cash dividends per share	$1.12	$0.92	$0.72
Special cash dividends per share(1)	0.45	0.51	—
Total cash dividends per share	$1.57	$1.43	$0.72

Cash dividends declared and paid	$505	$499	$251

(1)
Special cash dividends are authorized by our Board of Directors and issued upon their discretion. Dividend paid in fiscal 2017 related to the net after-tax proceeds from certain legal settlements and asset disposals, while the dividends paid in fiscal 2016 related to the net after-tax proceeds from LCD-related legal settlements.

Dividends declared and paid in fiscal 2017 were relatively unchanged from fiscal 2016, noting that the quarterly dividend per share increased from $0.23 in fiscal 2016 to $0.28 in fiscal 2017. The increase in the regular dividend rate was substantially offset by fewer common shares, due to a return of capital to shareholders through share repurchases, and a smaller special dividend. Dividends declared and paid in fiscal 2016 increased compared to the prior year due to an increase in the quarterly dividend per share increase from $0.18 in fiscal 2015 to $0.23 in fiscal 2016 and the payment of a special dividend in fiscal 2016.

On March 1, 2017, we announced a 21.0% increase in the regular quarterly dividend to $0.34 per share.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.5 as of January 28, 2017, compared to 1.4 at the end of fiscal 2016. The higher current ratio in fiscal 2017 was driven by an increase in cash and short-term investments, related to our higher earnings, and a decrease in current portion of long-term debt related to the payment of our 2016 Notes, partially offset by an increase in accounts payable related to the timing of our inventory purchases.

Our debt to earnings ratio was 1.1 as of January 28, 2017, compared to 2.1 as of January 30, 2016, due to higher earnings in the current year and a reduction in debt related to the payment of our 2016 Notes. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, was 1.6 and 1.8 as of January 28, 2017, and January 30, 2016, respectively. The decrease in the ratio was due to a decrease in debt and capitalized operating lease obligations and an increase in earnings.

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

The following table presents a reconciliation of our debt to net earnings ratio to our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	2017(1)	2016(1)
Debt (including current portion)	$1,365	$1,734
Capitalized operating lease obligations (5 times rental expense)(2)	3,872	3,916
Non-GAAP debt	$5,237	$5,650

Net earnings from continuing operations	$1,207	$807
Other income (expense) (including interest expense, net)	38	65
Income tax expense	609	503
Depreciation and amortization expense	654	656
Rental expense	774	783
Restructuring charges and other(3)	65	263
Non-GAAP EBITDAR	$3,347	$3,077

Debt to net earnings ratio	1.1	2.1
Non-GAAP debt to EBITDAR ratio	1.6	1.8

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of non-GAAP EBITDAR represent activity for the 12 months ended January 28, 2017 and January 30, 2016.

(2)
The multiple of five times annual rental expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio. Historically, we used a capitalized lease multiple of eight times annual rent expense; however, due to changes in the average remaining lease life of our operating leases, we have lowered the multiple to five. The prior period calculation has been updated to reflect the use of the changes.

(3)
Includes the impact of restructuring charges and non-restructuring asset impairments. Refer to Note 3, Fair Value Measurements, and Note 4, Restructuring Charges, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding the nature of these charges.

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

The following table presents information regarding our contractual obligations as of January 28, 2017, with payments due by period ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$1,150	$—	$500	$650	$—
Capital lease obligations	36	9	11	5	11
Financing lease obligations	226	46	76	48	56
Interest payments(2)	192	60	87	45	—
Operating lease obligations(3)	3,125	803	1,222	696	404
Purchase obligations(4)	1,797	1,752	43	2	—
Unrecognized tax benefits(5)	374
Deferred compensation(6)	31
Total	$6,931	$2,670	$1,939	$1,446	$471
Note: For additional information refer to Note 5, Debt; Note 8, Leases; Note 10, Income Taxes; and Note 12, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)	Represents principal amounts only and excludes interest rate swap valuation adjustments.

(2)
Interest payments related to our 2018 Notes and 2021 Notes include the fixed interest rate payments for the balances not impacted by our interest rate swap and the variable interest rate payments for the balances included in our interest rate swap. For additional information refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(3)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.0 billion at January 28, 2017.

(4)
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

(5)
Unrecognized tax benefits relate to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the "Payments Due by Period" section of the table.

(6)
Included in long-term liabilities on our Consolidated Balance Sheet at January 28, 2017, was a $31 million obligation for deferred compensation. As the specific payment dates for the deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we have $1.25 billion in undrawn capacity on our credit facilities at January 28, 2017, which if drawn upon, would be included as short-term debt in our Consolidated Balance Sheets.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of our financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown adjustments. However, if actual outcomes are different than we anticipated, we may be exposed to losses or gains that could be material. A 10% change in our markdown adjustment at January 28, 2017, would have affected net earnings by approximately $8 million in fiscal 2017.

Vendor Allowances

We receive allowances from certain vendors through a variety of programs and arrangements. We treat a substantial majority of these allowances as an offset to the cost of the product or services provided. Sell-through allowances are collected when inventory is sold to customers and recognized as a reduction in cost of sales at that time. Certain other types of funding, most notably receipt-based allowances, are collected when we take receipt of inventory and deferred as a reduction of inventory until inventory is sold. The estimation of the deferral for these types of funding is complex and requires detailed analysis of factors such as product and vendor mix, inventory turn and a range of allowance programs.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our vendor funding deferral. A 10% difference in our vendor funding deferral at January 28, 2017, would have affected net earnings by approximately $23 million in fiscal 2017.

We also receive vendor allowances for achieving certain volume targets. These vendor allowances are accrued as earned over the incentive period, based on estimates of purchases or sales. Amounts accrued throughout the program year could require adjustment if actual purchase or sales volumes differ from projected volumes, especially in the case of programs that provide for increased funding when graduated volume tiers are met. We believe that our estimate of vendor allowances earned based on expected volume of purchases or sales over the incentive period is an accurate reflection of the ultimate allowances to be received from our vendors. Since most volume-based programs apply to a calendar year or our fiscal year, the amount of judgment required as of any fiscal year end is minimal.

Property and Equipment Impairments

Property and equipment assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

When evaluating property and equipment assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For a depreciable asset, the new cost basis is depreciated over the remaining useful life of that asset.

When reviewing property and equipment assets for impairment, we group assets with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For assets deployed at store locations, we review for impairment at the individual store level. These reviews involve comparing the carrying value of all property and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate. For example, a shared asset such as a distribution center or an IT asset would be evaluated by reference to the aggregate assets and projected cash flows of all areas of the businesses utilizing those shared assets.

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

The carrying value of goodwill at January 28, 2017, was $425 million, which related entirely to our Domestic segment. In fiscal 2017, we determined that the excess of fair value over carrying value was substantial. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Returns – We recognize revenue, net of estimated returns and sales incentives or allowances, at the time the customer takes possession of merchandise or receives services. We estimate the liability for sales returns with a corresponding reduction to revenue and cost of sales based on historical return data. We believe that our estimate for sales returns, which represents the estimated gross margin impact of returns, is a reasonable reflection of future returns and financial impacts. However, if our estimates are significantly below or above the actual return amounts, our reported revenue and cost of sales could be impacted. A 10% difference in our returns reserve at January 28, 2017, would have affected net earnings by approximately $2 million in fiscal 2017.

Gift Card Breakage – We sell gift cards to customers in our retail stores, through our websites and through select third parties. A liability is initially established for the value of the gift card when sold. We recognize revenue from gift cards when the card is redeemed by the customer. For unredeemed gift cards, we recognize breakage when the likelihood of the gift card being redeemed by the customer is deemed remote, and we determine that we do not have a legal obligation to remit the value of the unredeemed gift cards to a relevant jurisdiction. We determine the breakage rate based on historical redemption patterns and record projected breakage 24 months after card issuance. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to record breakage. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to a charge that could be material.

Customer Loyalty Programs – We have customer loyalty programs which allow members to earn points for each purchase completed with us or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed. Our estimate of the amount and timing of redemptions of certificates is based primarily on historical data. A 10% difference in our customer redemption rates at January 28, 2017, would have affected net earnings by approximately $13 million in fiscal 2017.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and short-term investments generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating-rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 5, Debt, and Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our interest rate swaps.

As of January 28, 2017, we had $3.9 billion of cash and short-term investments and $750 million of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $3.2 billion generating income, which is exposed to interest rate changes. As of January 28, 2017, a 50 basis point increase in short-term interest rates would lead to an estimated $16 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $16 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. Refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our these instruments.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue in fiscal 2017 of approximately $76 million and a net favorable impact on earnings of $4 million. In fiscal 2016, the impact of foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $534 million and a net favorable impact on earnings of $20 million.

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

The accompanying consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion as to whether such consolidated financial statements present fairly, in all material respects our financial position, results of operations and cash flows in accordance with GAAP.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 28, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of January 28, 2017. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended January 28, 2017, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of January 28, 2017.

Hubert Joly Chairman and Chief Executive Officer (duly authorized and principal executive officer)	Corie Barry Chief Financial Officer (duly authorized and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.
Richfield, Minnesota

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Best Buy Co., Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
March 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.
Richfield, Minnesota

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”), as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2017, of the Company and our report dated March 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota
March 24, 2017

Consolidated Balance Sheets
$ in millions, except per share and share amounts

	January 28, 2017	January 30, 2016
Assets
Current Assets
Cash and cash equivalents	$2,240	$1,976
Short-term investments	1,681	1,305
Receivables, net	1,347	1,162
Merchandise inventories	4,864	5,051
Other current assets	384	392
Total current assets	10,516	9,886
Property and Equipment
Land and buildings	618	613
Leasehold improvements	2,227	2,220
Fixtures and equipment	4,998	5,002
Property under capital and financing leases	300	272
	8,143	8,107
Less accumulated depreciation	5,850	5,761
Net property and equipment	2,293	2,346
Goodwill	425	425
Other Assets	622	831
Non-current assets held for sale	—	31
Total Assets	$13,856	$13,519

Liabilities and Equity
Current Liabilities
Accounts payable	$4,984	$4,450
Unredeemed gift card liabilities	427	409
Deferred revenue	418	357
Accrued compensation and related expenses	358	384
Accrued liabilities	865	802
Accrued income taxes	26	128
Current portion of long-term debt	44	395
Total current liabilities	7,122	6,925
Long-Term Liabilities	704	877
Long-Term Debt	1,321	1,339
Contingencies and Commitments (Note 12)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 311,108,000 and 323,779,000 shares, respectively	31	32
Prepaid share repurchase	—	(55)
Additional paid-in capital	—	—
Retained earnings	4,399	4,130
Accumulated other comprehensive income	279	271
Total equity	4,709	4,378
Total Liabilities and Equity	$13,856	$13,519
See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ and shares in millions, except per share amounts

Fiscal Years Ended	January 28, 2017	January 30, 2016	January 31, 2015
Revenue	$39,403	$39,528	$40,339
Cost of goods sold	29,963	30,334	31,292
Restructuring charges — cost of goods sold	—	3	—
Gross profit	9,440	9,191	9,047
Selling, general and administrative expenses	7,547	7,618	7,592
Restructuring charges	39	198	5
Operating income	1,854	1,375	1,450
Other income (expense)
Gain on sale of investments	3	2	13
Investment income and other	31	13	14
Interest expense	(72)	(80)	(90)
Earnings from continuing operations before income tax expense	1,816	1,310	1,387
Income tax expense	609	503	141
Net earnings from continuing operations	1,207	807	1,246
Gain (loss) from discontinued operations (Note 2), net of tax expense of $7, $1 and $0	21	90	(11)
Net earnings including noncontrolling interests	1,228	897	1,235
Net earnings from discontinued operations attributable to noncontrolling interests	—	—	(2)
Net earnings attributable to Best Buy Co., Inc. shareholders	$1,228	$897	$1,233

Basic earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$3.79	$2.33	$3.57
Discontinued operations	0.07	0.26	(0.04)
Basic earnings per share	$3.86	$2.59	$3.53

Diluted earnings (loss) per share attributable to Best Buy Co., Inc. shareholders
Continuing operations	$3.74	$2.30	$3.53
Discontinued operations	0.07	0.26	(0.04)
Diluted earnings per share	$3.81	$2.56	$3.49

Weighted-average common shares outstanding
Basic	318.5	346.5	349.5
Diluted	322.6	350.7	353.6
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
$ in millions

Fiscal Years Ended	January 28, 2017	January 30, 2016	January 31, 2015
Net earnings including noncontrolling interests	$1,228	$897	$1,235
Foreign currency translation adjustments	10	(44)	(103)
Unrealized loss on available-for-sale investments	—	—	(3)
Reclassification of foreign currency translations adjustments into earnings due to sale of business	(2)	(67)	—
Reclassification of gains on available-for-sale investments into earnings	—	—	(4)
Comprehensive income including noncontrolling interests	1,236	786	1,125
Comprehensive income attributable to noncontrolling interests	—	—	(2)
Comprehensive income attributable to Best Buy Co., Inc. shareholders	$1,236	$786	$1,123
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

Fiscal Years Ended	January 28, 2017	January 30, 2016	January 31, 2015
Operating Activities
Net earnings including noncontrolling interests	$1,228	$897	$1,235
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	654	657	656
Restructuring charges	39	201	23
Gain on sale of business	—	(99)	(1)
Stock-based compensation	108	104	87
Deferred income taxes	201	49	(297)
Other, net	(31)	38	8
Changes in operating assets and liabilities:
Receivables	(185)	123	(19)
Merchandise inventories	193	86	(141)
Other assets	10	36	29
Accounts payable	518	(536)	434
Other liabilities	23	(140)	(164)
Income taxes	(213)	(94)	85
Total cash provided by operating activities	2,545	1,322	1,935
Investing Activities
Additions to property and equipment, net of $48, $92 and $14 of non-cash capital expenditures	(582)	(649)	(561)
Purchases of investments	(3,045)	(2,281)	(2,804)
Sales of investments	2,689	2,427	1,580
Proceeds from sale of business, net of cash transferred	—	103	39
Proceeds from property disposition	56	—	—
Change in restricted assets	(8)	(47)	29
Other, net	3	28	5
Total cash used in investing activities	(887)	(419)	(1,712)
Financing Activities
Repurchase of common stock	(698)	(1,000)	—
Prepayment of accelerated share repurchase	—	(55)	—
Issuance of common stock	171	47	50
Dividends paid	(505)	(499)	(251)
Repayments of debt	(394)	(28)	(24)
Other, net	22	20	2
Total cash used in financing activities	(1,404)	(1,515)	(223)
Effect of Exchange Rate Changes on Cash	10	(38)	(52)
Increase (Decrease) in Cash and Cash Equivalents	264	(650)	(52)
Cash and Cash Equivalents at Beginning of Period, excluding held for sale	1,976	2,432	2,678
Cash and Cash Equivalents at Beginning of Period - held for sale	—	194	—
Cash and Cash Equivalents at End of Period	2,240	1,976	2,626
Cash and Cash Equivalents at End of Period - held for sale	—	—	(194)
Cash and Cash Equivalents at End of Period, excluding held for sale	$2,240	$1,976	$2,432

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$628	$550	$355
Interest paid	76	77	81
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts

	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc. Shareholders' Equity	Non controlling Interests	Total Equity
Balances at February 1, 2014	347	35	—	300	3,159	492	3,986	3	3,989
Net earnings	—	—	—	—	1,233	—	1,233	2	1,235
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(103)	(103)	—	(103)
Unrealized losses on available-for-sale investments	—	—	—	—	—	(3)	(3)	—	(3)
Reclassification of gains on available-for-sale investments into earnings	—	—	—	—	—	(4)	(4)	—	(4)
Issuance of common stock under employee stock purchase plan	—	—	—	8	—	—	8	—	8
Stock-based compensation	—	—	—	87	—	—	87	—	87
Restricted stock vested and stock options exercised	5	—	—	42	—	—	42	—	42
Common stock dividends, $0.72 per share	—	—	—	—	(251)	—	(251)	—	(251)
Balances at January 31, 2015	352	35	—	437	4,141	382	4,995	5	5,000
Net earnings	—	—	—	—	897	—	897	—	897
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(44)	(44)	—	(44)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	(67)	(67)	—	(67)
Sale of noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Prepaid repurchase of common stock	—	—	(55)	—	—	—	(55)	—	(55)
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7	—	7
Stock-based compensation	—	—	—	104	—	—	104	—	104
Restricted stock vested and stock options exercised	5	—	—	40	—	—	40	—	40
Tax benefits from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	2	—	—	2	—	2
Common stock dividends, $1.43 per share	—	—	—	3	(504)	—	(501)	—	(501)
Repurchase of common stock	(33)	(3)	—	(593)	(404)	—	(1,000)	—	(1,000)
Balances at January 30, 2016	324	32	(55)	—	4,130	271	4,378	—	4,378
Net earnings	—	—	—	—	1,228	—	1,228	—	1,228
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	10	10	—	10
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	(2)	(2)	—	(2)
Settlement of accelerated share repurchase	—	—	55	—	—	—	55	—	55
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7	—	7
Stock-based compensation	—	—	—	108	—	—	108	—	108
Restricted stock vested and stock options exercised	8	1	—	163	—	—	164	—	164
Tax benefits from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	17	—	—	17	—	17
Common stock dividends, $1.57 per share	—	—	—	—	(505)	—	(505)	—	(505)
Repurchase of common stock	(21)	(2)	—	(295)	(454)	—	(751)	—	(751)
Balances at January 28, 2017	311	$31	$—	$—	$4,399	$279	$4,709	$—	$4,709
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

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2017, 2016 or 2015.

In preparing the accompanying consolidated financial statements, we evaluated the period from January 28, 2017, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than as described in Note 7, Shareholders' Equity, no such events were identified for this period.

Discontinued Operations

On February 13, 2015, we sold Jiangsu Five Star Appliance Co., Limited ("Five Star"). The results of Five Star are presented as discontinued operations for all periods. See Note 2, Discontinued Operations, for further information.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2017, 2016 and 2015 each included 52 weeks.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. The new guidance establishes a single comprehensive model for entities to use in accounting for revenue and supersedes most current revenue recognition guidance. It introduces a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards under current guidance. It also requires significantly expanded disclosures regarding revenues.

Based on our preliminary assessment, we believe the impact of adopting the new guidance will be immaterial to our annual and interim financial statements. We believe that the impact will be limited to minor changes to the timing of recognition of revenues related to gift cards and loyalty programs.

We plan to adopt this standard in the first quarter of our fiscal 2019, using the modified retrospective method. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption, but will not restate prior periods.

In July 2015, the FASB issued ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The new guidance replaces the current inventory measurement requirement of lower of cost or market with the lower of cost or net realizable value. Based on the effective dates, we will prospectively adopt this standard in the first quarter of our fiscal 2018. We do not expect a material impact to our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. Based on the effective dates, we expect to adopt the new guidance in the first quarter of fiscal 2020 using the modified retrospective method. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our balance sheet, we are still evaluating the overall impact on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance changes certain aspects of accounting for share-based payments including accounting for income taxes, forfeitures and classifications in the statement of cash flows. We plan to adopt this standard in the first quarter of fiscal 2018, which aligns with the required adoption date. As allowed by ASU 2016-09, we plan to change our accounting for forfeitures from our current method of estimating the number of awards that are expected to vest to recording forfeitures as they occur. This will require a cumulative-effect adjustment to equity as of the beginning of fiscal 2018. We do not expect this adjustment to be material to our financial statements. In addition, we do not expect the remaining changes caused by ASU 2016-09 to have a material impact to our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, and in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-15 provides classification requirements for specific transactions within the statement of cash flows, while ASU 2016-18 requires restricted cash balances be included in the beginning and ending cash balance within the statement of cash flows. We plan to retrospectively adopt these standards in the first quarter of our fiscal 2018, which is one year earlier than required. The adoption will increase our beginning and ending cash balance within our statement of cash flows by our restricted cash balances (see Restricted Assets section below) and will require a new disclosure to reconcile the cash balances within our statement of cash flows to the balance sheets. We do not expect any other material impacts to our financial statements.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, commercial paper, corporate bonds and time deposits with an original maturity of 3 months or less when purchased. The amounts of cash equivalents at January 28, 2017, and January 30, 2016, were $1,531 million and $1,208 million, respectively, and the weighted-average interest rates were 0.5% and 0.5%, respectively.

Receivables

Receivables consist principally of amounts due from mobile phone network operators for device sales and commissions; banks for customer credit card and debit card transactions; and vendors for various vendor funding programs.

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. Our allowances for uncollectible receivables were $52 million and $49 million at January 28, 2017, and January 30, 2016, respectively.

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

Restricted Assets

Restricted cash totaled $193 million and $185 million at January 28, 2017, and January 30, 2016, respectively, and is included in other current assets in our Consolidated Balance Sheet. Such balances are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

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

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, generally from two to seven years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality or extends its useful life. Capitalized software is included in fixtures and equipment. Software maintenance and training costs are expensed in the period incurred.

Property under capital and financing leases is comprised of buildings and equipment used in our operations. These assets are typically depreciated over the shorter of the useful life of the asset or the term of the lease. The carrying value of property under capital and financing leases was $166 million and $165 million at January 28, 2017, and January 30, 2016, respectively, net of accumulated depreciation of $134 million and $107 million, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	5-35
Leasehold improvements	3-15
Fixtures and equipment	2-15
Property under capital and financing leases	4-5

In fiscal 2017, we removed from our fixed asset balance $345 million of fully depreciated assets that were no longer in service. This asset adjustment was based primarily on an analysis of our fixed asset records and certain other validation procedures and had no material net impact to our fiscal 2017 Consolidated Financial Statements. The impact of this adjustment on amounts previously reported was determined to be immaterial to the Consolidated Financial Statements.

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, significant under-performance relative to historical or planned operating results, significant changes in the manner of use or expected life of the assets or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset, if any, are less than the carrying value of the asset net of other liabilities. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value using valuation techniques such as discounted cash flow analysis.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-lived assets deployed at store locations are reviewed for impairment at the individual store level, which involves comparing the carrying value of all land, buildings, leasehold improvements, fixtures and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate, for example, to evaluate potential impairment of assets shared by several areas of operations, such as information technology systems. Refer to Note 3, Fair Value Measurements, for further information associated with the long-lived assets impairments, including valuation techniques used, impairment charges incurred and remaining carrying values.

The present value of costs associated with vacated properties, primarily future lease costs net of expected sublease income, are charged to earnings when we cease using the property. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a property.

At January 28, 2017, and January 30, 2016, the obligation associated with vacant properties included in accrued liabilities in our Consolidated Balance Sheets was $29 million and $44 million, respectively, and the obligation associated with vacant properties included in long-term liabilities in our Consolidated Balance Sheets was $37 million and $54 million, respectively. The obligation associated with vacant properties at January 28, 2017, and January 30, 2016, included amounts associated with our restructuring activities as further described in Note 4, Restructuring Charges.

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

At January 28, 2017, and January 30, 2016, deferred rent included in accrued liabilities in our Consolidated Balance Sheets was $33 million and $36 million, respectively, and deferred rent included in long-term liabilities in our Consolidated Balance Sheets was $121 million and $139 million, respectively.

In addition, we have financing leases for agreements when we are deemed the owner of the leased buildings, typically due to significant involvement during the construction period, and do not qualify for sales recognition under the sale-leaseback accounting guidance. We record the cost of the building in property and equipment, with the related short-term liability recorded in accrued liabilities and the longer-term liability recorded in long-term debt. At January 28, 2017, and January 30, 2016, we had $177 million and $178 million, respectively, outstanding under financing lease obligations. Refer to Note 8, Leases, for maturity details.
Assets acquired under capital and financing leases are depreciated over the shorter of the useful life of the asset or the lease term, including renewal periods, if reasonably assured.

Goodwill and Intangible Assets
Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually, as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level and our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. Our only reporting unit with a goodwill balance at the beginning of fiscal 2017 was our Domestic segment.

Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. In fiscal 2017, we determined that the fair value of the Best Buy Domestic reporting unit exceeded its carrying value, and as a result, no goodwill impairment was recorded in fiscal 2017. No goodwill impairment was recorded in fiscal 2016.

Tradenames

We have an indefinite-lived tradename related to Pacific Sales included within our Domestic segment, which is recorded within other assets in our Consolidated Balance Sheets. As of the end of fiscal 2017, we have no indefinite-lived tradenames within our International segment.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize our indefinite-lived tradenames, but test for impairment annually, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of each of our indefinite-lived tradenames. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. In fiscal 2017, we determined that the fair value of the tradename exceeded its carrying value, and as a result, no impairment was recorded in fiscal 2017. In fiscal 2016, as a part of the Canada brand restructuring, we fully impaired the indefinite-lived Future Shop tradename. Refer to Note 4, Restructuring Charges, for additional information. No other impairments were identified during fiscal 2016.

The changes in the carrying amount of goodwill and indefinite-lived tradenames by segment were as follows in fiscal 2017, 2016 and 2015 ($ in millions):

	Goodwill	Indefinite-Lived Tradenames
	Domestic	Domestic	International	Total
Balances at February 1, 2014	$425	$19	$82	$101
Sale of business(1)	—	—	(37)	(37)
Impairments	—	(1)	—	(1)
Changes in foreign currency exchange rates	—	—	(6)	(6)
Balances at January 31, 2015	425	18	39	57
Canada brand restructuring(2)	—	—	(40)	(40)
Changes in foreign currency exchange rates	—	—	1	1
Balances at January 30, 2016	425	18	—	18
Balances at January 28, 2017	$425	$18	$—	$18

(1)	Primarily represents the Five Star indefinite-lived tradenames classified as held for sale at January 31, 2015.

(2)	Represents the Future Shop tradename impaired as a result of the Canada brand restructuring in the first quarter of fiscal 2016. See Note 4, Restructuring Charges, for further discussion.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	January 28, 2017		January 30, 2016
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,100	$(675)
Insurance

We are self-insured for certain losses related to health, workers' compensation and general liability claims; however, we obtain third-party insurance coverage to limit our exposure to certain claims. Some of these self-insured losses are managed through a wholly-owned insurance captive. We estimate our self-insured liabilities using a number of factors, including historical claims experience, an estimate of incurred but not reported claims, demographic and severity factors and valuations provided by independent third-party actuaries. Our self-insured liabilities included in the Consolidated Balance Sheets were as follows ($ in millions):

	January 28, 2017	January 30, 2016
Accrued liabilities	$65	$62
Long-term liabilities	63	54
Total	$128	$116

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

In determining our provision for income taxes, we use an annual effective income tax rate based on annual income, permanent differences between book and tax income and statutory income tax rates. The effective income tax rate also reflects our assessment of the ultimate outcome of tax audits. We adjust our annual effective income tax rate as additional information on outcomes or events becomes available. Discrete events, such as audit settlements or changes in tax laws, are recognized in the period in which they occur.

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

Accrued Liabilities

The major components of accrued liabilities at January 28, 2017, and January 30, 2016, were state and local tax liabilities, advertising accruals, rent-related liabilities, including accrued real estate taxes, loyalty program liabilities and self-insurance reserves.

Long-Term Liabilities

The major components of long-term liabilities at January 28, 2017, and January 30, 2016, were unrecognized tax benefits, rent-related liabilities, self-insurance reserves, deferred revenue and deferred compensation plan liabilities.

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

Revenue Recognition

We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue excludes sales taxes collected. Revenue from merchandise sales and services is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our sales returns reserve, which represents the estimated gross margin impact of returns, was $28 million and $25 million at January 28, 2017, and January 30, 2016, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element, which is generally based on each element's relative retail price.
Our deferred revenues primarily relate to merchandise not yet delivered to customers, services not yet completed and technical support contracts not yet completed. Short-term deferred revenue was $418 million and $357 million as of January 28, 2017, and January 30, 2016, respectively. At January 28, 2017, and January 30, 2016, deferred revenue included within long-term liabilities in our Consolidated Balance Sheets was $34 million and $45 million, respectively.

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
Services
Revenue related to consultation, design, installation, set-up, repair and educational classes are recognized once the service is complete. We sell various protection plans with extended warranty coverage for merchandise and technical support to assist customers in using their devices. Such plans have terms typically ranging from one month to five years. For extended warranty protection, third party underwriters assume the risk associated with the coverage and are deemed to be the legal obligor. We record the net commissions we receive (the amount charged to the customer less the premiums remitted to the underwriter) as revenue when the corresponding merchandise revenue is recognized. In addition, we are eligible to receive profit sharing payments, which are dependent upon the performance of the portfolio. We record such profit share as revenue once the portfolio period to which it relates is complete, and we have sufficient evidence to estimate the amount. Service and commission revenues earned from the sale of extended warranties represented 2.2%, 2.3% and 2.1% of revenue in fiscal 2017, 2016 and 2015, respectively. These percentages include $133 million, $158 million and $19 million, in fiscal 2017, 2016 and 2015, respectively, of profit share revenue.
For technical support contracts, we assume responsibility for fulfilling the support to customers and we recognize the associated revenue either on a straight-line basis over the life of the contracts, or, if sufficient history is available, on a consumption basis.
Credit card revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. The banks are the sole owners of the accounts receivable generated under the program and accordingly, we do not hold any consumer receivables related to these programs. We are eligible to receive a profit share from our banking partners based on the performance of the programs. We record such profit share as revenue once the portfolio period to which it relates is complete, and we have sufficient evidence to estimate the amount.
Gift cards
We sell gift cards to our customers in our retail stores, online and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote, and we determine that we do not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions ("gift card breakage"). We determine our gift card breakage rate based upon historical redemption patterns and recognize the projected breakage 24 months after the gift card is issued. Gift card breakage income is included in revenue in our Consolidated Statements of Earnings. Gift card breakage income was $37 million, $46 million and $19 million in fiscal 2017, 2016 and 2015, respectively.

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
We recognize revenue when: (i) a certificate is redeemed by the customer; (ii) a certificate expires; or (iii) the likelihood of a certificate being redeemed by a customer is low ("certificate breakage"). We determine our certificate breakage rate based upon historical redemption patterns.
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

Vendor Allowances

We receive allowances from certain vendors through a variety of programs and arrangements intended to offset our costs of promoting and selling merchandise inventories. Vendor allowances are primarily in the form of receipt-based funds or sell-through credits. Receipt-based funds are generally determined at an agreed percentage of purchase price and are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. Sell-through credits are generally calculated using an agreed upon amount for each unit sold and are recognized when the related product is sold. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs, such as specialized store labor or training costs, are included in SG&A as an expense reduction when the cost is incurred.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed when the advertisement runs. Advertising costs consist primarily of digital, print and television advertisements, as well as promotional events. Advertising expenses were $743 million, $742 million and $711 million in fiscal 2017, 2016 and 2015, respectively.

Stock-Based Compensation

We apply the fair value recognition provisions of accounting guidance as they relate to our stock-based compensation, which requires us to recognize expense for the fair value of our stock-based compensation awards. Compensation expense is recognized over the period in which services are required. It is recognized on a straight-line basis, except where there are performance awards that vest on a graded basis in which case the expense for these awards is front-loaded, or recognized on a graded attribution basis.

2.  Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. During the fourth quarter of fiscal 2015, we entered into a definitive agreement to sell our Five Star business to Yingtan City Xiangyuan Investment Limited Partnership and Zhejiang Jiayuan Real Estate Group Co. On February 13, 2015, we completed the sale of Five Star and recognized a gain on sale of $99 million. Following the sale of Five Star, we continued to hold as available for sale one retail property in Shanghai, China. The assets of this property were classified as held for sale in the Consolidated Balance Sheets and were $31 million as of January 30, 2016. In May 2016, we completed the sale of the property and recognized a gain, net of income tax, of $16 million. The gain on sale of the property is included in other, net within operating activities in the Consolidated Statements of Cash Flows.

The aggregate financial results of all discontinued operations for fiscal 2017, 2016 and 2015 were as follows ($ in millions):

	2017	2016	2015
Revenue	$—	$217	$1,564
Restructuring charges(1)	—	1	18
Gain (loss) from discontinued operations before income tax expense	28	(8)	(12)
Income tax expense	(7)	(1)	—
Gain on sale of discontinued operations	—	99	1
Net earnings (loss) from discontinued operations including noncontrolling interests	21	90	(11)
Net earnings from discontinued operations attributable to noncontrolling interests	—	—	(2)
Net earnings (loss) from discontinued operations attributable to Best Buy Co., Inc. shareholders	$21	$90	$(13)

(1)	See Note 4, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

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

The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at January 28, 2017, and January 30, 2016, according to the valuation techniques we used to determine their fair values ($ in millions):

		Fair Value at
	Fair Value Hierarchy	January 28, 2017	January 30, 2016
Assets
Cash and cash equivalents
Money market funds	Level 1	$290	$51
Commercial paper	Level 2	—	265
Time deposits	Level 2	15	306
Short-term investments
Corporate bonds	Level 2	—	193
Commercial paper	Level 2	349	122
Time deposits	Level 2	1,332	990
Other current assets
Money market funds	Level 1	7	—
Commercial paper	Level 2	60	—
Foreign currency derivative instruments	Level 2	2	18
Time deposits	Level 2	100	79
Other assets
Interest rate swap derivative instruments	Level 2	13	25
Auction rate securities	Level 3	—	2
Marketable securities that fund deferred compensation	Level 1	96	96
Liabilities
Accrued Liabilities
Foreign currency derivative instruments	Level 2	3	1

There were no transfers between levels during fiscal 2017 and 2016. During fiscal 2017, our remaining investments in auction rate securities ("ARS") were called at par, which resulted in proceeds of $2 million and no realized gain or loss. As of January 28, 2017, we had no items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3). For the periods ended January 30, 2016 there were no changes in the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

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

Auction Rate Securities. Our investments in auction rate securities ("ARS") were classified as Level 3 as quoted prices were unavailable. Due to limited market information, we utilized a discounted future cash flows ("DCF") model to derive an estimate of fair value. The assumptions we used in preparing the DCF model include estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with ARS.

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

There were no fair value remeasurements for non-restructuring property and equipment impairments and restructuring activities related to discontinued operations recorded in fiscal 2017 and 2016. The following table summarizes the fair value remeasurements for non-restructuring property and equipment impairments and restructuring activities related to continuing operations recorded in fiscal 2017 and 2016 ($ in millions):

	2017		2016
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value (1)
Property and equipment (non-restructuring)	$28	$—	$61	$15
Restructuring activities(2)
Property and equipment	8	—	30	—
Tradename	—	—	40	—
Total	$36	$—	$131	$15

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at January 28, 2017, and January 30, 2016.

(2)	See Note 4, Restructuring Charges, for additional information.

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

4.   Restructuring Charges

Summary

Restructuring charges incurred in fiscal 2017, 2016 and 2015 were as follows ($ in millions):

	2017	2016	2015
Continuing operations
Renew Blue Phase 2	$26	$—	$—
Canadian brand consolidation	3	200	—
Renew Blue(1)	5	(2)	11
Other restructuring activities(2)	5	3	(6)
Total continuing operations	39	201	5
Discontinued operations
Renew Blue(1)	—	—	18
Total	$39	$201	$23
(1) Represents activity related to our remaining termination benefits and vacant space liabilities, primarily in our International segment, for our Renew Blue restructuring program, which began in the fourth quarter of fiscal 2013. Continuing operations charges related to the Domestic segment were $0 million, benefit of $1 million and $10 million for fiscal 2017, 2016 and 2015, respectively; and to the International segment were $5 million, benefit of $1 million and $1 million for fiscal 2017, 2016 and 2015, respectively. All discontinued operations charges related to the International segment. As of January 28, 2017, the termination benefits liability was $0 million and the remaining vacant space liability was $9 million. We may continue to incur immaterial adjustments to the vacant space liability for charges in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

(2) Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $14 million at January 28, 2017.

Renew Blue Phase 2

In the first quarter of fiscal 2017, we took several strategic actions to eliminate and simplify certain components of our operations and restructure certain field and corporate teams as part of our Renew Blue Phase 2 plan. In fiscal 2017, we incurred $26 million of restructuring charges related to implementing these changes, which primarily consisted of employee termination benefits and property and equipment impairments. All restructuring charges related to this plan are from continuing operations and are presented in restructuring charges in our Consolidated Statement of Earnings.

The composition of the restructuring charges we incurred during fiscal 2017 for Renew Blue Phase 2 was as follows ($ in millions):

Domestic
2017
Property and equipment impairments	$8
Termination benefits	18
Total Renew Blue Phase 2 restructuring charges	$26

The following table summarizes our restructuring accrual activity during fiscal 2017 related to termination benefits as a result of Renew Blue Phase 2 ($ in millions):

Termination Benefits
Balances at January 30, 2016	$—
Charges	19
Cash payments	(17)
Adjustments	(2)
Balances at January 28, 2017	$—

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. In fiscal 2017, we incurred $3 million of restructuring charges related to lease exit costs. During fiscal 2016, we incurred $200 million of restructuring charges, which primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. The inventory write-downs related to our Canadian brand consolidation are presented in restructuring charges – cost of goods sold in our Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in restructuring charges in our Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred for this program in fiscal 2017 and 2016, as well as the cumulative amount incurred through the end of fiscal 2017, was as follows ($ in millions):

	International
	2017	2016	Cumulative Amount
Continuing operations
Inventory write-downs	$—	$3	$3
Property and equipment impairments	—	30	30
Tradename impairment	—	40	40
Termination benefits	—	25	25
Facility closure and other costs	3	102	105
Total continuing operations	$3	$200	$203

The following tables summarize our restructuring accrual activity during the fiscal 2017 and 2016, related to termination benefits and facility closure and other costs associated with Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$—	$—	$—
Charges	28	113	141
Cash payments	(24)	(47)	(71)
Adjustments(1)	(2)	5	3
Changes in foreign currency exchange rates	—	(7)	(7)
Balances at January 30, 2016	$2	$64	$66
Charges	—	1	1
Cash payments	(2)	(37)	(39)
Adjustments(1)	—	2	2
Changes in foreign currency exchange rates	—	4	4
Balances at January 28, 2017	$—	$34	$34
(1) The adjustments related to termination benefits relate to higher-than-expected employee retention. Adjustments to facility closure and other costs represent changes in sublease assumptions.

5.   Debt

Short-Term Debt

U.S. Revolving Credit Facilities

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

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.50%, the LIBOR Margin ranges from 0.90% to 1.50% and the facility fee ranges from 0.10% to 0.25%. At January 28, 2017, and January 30, 2016, there were no borrowings outstanding. As of January 28, 2017, $1.25 billion was available under the Five-Year Facility Agreement.

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

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	January 28, 2017	January 30, 2016
2016 Notes	$—	$350
2018 Notes	500	500
2021 Notes	650	650
Interest rate swap valuation adjustments	13	25
Subtotal	1,163	1,525
Debt discounts and issuance costs	(5)	(7)
Financing lease obligations	177	178
Capital lease obligations	30	38
Total long-term debt	1,365	1,734
Less: current portion	(44)	(395)
Total long-term debt, less current portion	$1,321	$1,339

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

2016 and 2021 Notes

In March 2011, we issued $350 million principal amount of notes due March 15, 2016 (the “2016 Notes”) and $650 million principal amount of notes due March 15, 2021 (the “2021 Notes” and, together with the 2016 Notes, the “Notes”). In March 2016, we repaid the 2016 Notes using existing cash resources. The 2016 Notes bore interest at a fixed rate of 3.75% per year, while the 2021 Notes bear interest at a fixed rate of 5.50% per year. Interest on the 2021 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2011. The 2021 Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $6 million, resulted in net proceeds from the sale of the Notes of $990 million.

We may redeem some or all of the 2021 Notes at any time at a redemption price equal to the greater of (i) 100% of the principal amount and (ii) the sum of the present values of each remaining scheduled payment of principal and interest discounted to the redemption date on a semiannual basis, plus accrued and unpaid interest on the principal amount to the redemption date as described in the indenture (including the supplemental indenture) relating to the 2021 Notes. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the purchase date.

The 2021 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2021 Notes contain covenants that, among other things, limit our ability to incur debt secured by liens or to enter into sale and lease-back transactions.

Fair Value and Future Maturities

The fair value of long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,240 million and $1,543 million at January 28, 2017, and January 30, 2016, respectively, based primarily on the quoted market prices, compared to carrying values of $1,163 million and $1,525 million, respectively. If our long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy.

At January 28, 2017, the future maturities of long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations (see Note 8, Leases, for the future lease obligation maturities), consisted of the following ($ in millions):

Fiscal Year
2018	$—
2019	511
2020	—
2021	—
2022	652
Thereafter	—
Total long-term debt	$1,163

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at January 28, 2017, and January 30, 2016:

	January 28, 2017		January 30, 2016
Contract Type	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$2	$2	$15	$1
Derivatives designated as interest rate swaps(2)	13	—	25	—
No hedge designation (foreign exchange forward contracts)(1)	—	1	3	—
Total	$15	$3	$43	$1

(1)	The fair value is recorded in other current assets or accrued liabilities.

(2)	The fair value is recorded in other assets or long-term liabilities.

The following table presents the effects of derivative instruments on other comprehensive income ("OCI") and on our Consolidated Statements of Earnings for fiscal 2017 and 2016:

	2017		2016
Contract Type	Pre-tax Gain (Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Gain (Loss) Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	$(14)	$—	$21	$—

The following table presents the effects of derivatives on our Consolidated Statements of Earnings for fiscal 2017 and 2016:

	Gain (Loss) Recognized within SG&A
Contract Type	2017	2016
No hedge designation (foreign exchange forward contracts)	$(3)	$4

The following table presents the effects of interest rate derivatives on our Consolidated Statements of Earnings for fiscal 2017 and 2016:

	Gain (Loss) Recognized within Interest Expense
Contract Type	2017	2016
Interest rate swap gain (loss)	$(12)	$23
Adjustments to carrying value of long-term debt	12	(23)
Net impact on consolidated statement of earnings	$—	$—

The following table presents the notional amounts of our derivative instruments at January 28, 2017, and January 30, 2016:

	Notional Amount
Contract Type	January 28, 2017	January 30, 2016
Derivatives designated as net investment hedges	$205	$208
Derivatives designated as interest rate swaps	750	750
No hedge designation (foreign exchange forward contracts)	43	94
Total	$998	$1,052

7.   Shareholders' Equity

Stock Compensation Plans

Our 2014 Omnibus Incentive Plan (the "Omnibus Plan") authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 22.5 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. Awards granted, forfeited or canceled under the previous plan, the 2004 Omnibus Stock and Incentive Plan, after February 1, 2014, adjust the amount available under the Omnibus Plan. At January 28, 2017, a total of 14.6 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original term.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a three-year period. Share awards vest based either upon attainment of specified goals or solely upon continued employment ("time-based"). Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index

("market-based") or upon the achievement of company performance goals ("performance-based"). We have time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards where 25% of the award vests on the date of grant and 25% vests on each of the three anniversary dates thereafter and time-based share awards to directors that vest one year from the grant date.

Our Employee Stock Purchase Plan, as amended, permits employees to purchase our common stock at a 5% discount from the market price at the end of semi-annual purchase periods and is non-compensatory. Employees are required to hold the common stock purchased for 12 months. In fiscal 2017, 2016 and 2015, 0.2 million, 0.2 million and 0.3 million shares, respectively, were purchased through our employee stock purchase plans. At January 28, 2017, and January 30, 2016, plan participants had accumulated $2 million and $2 million, respectively, to purchase our common stock pursuant to these plans.

Stock-based compensation expense was as follows in fiscal 2017, 2016 and 2015 ($ in millions):

	2017	2016	2015
Stock options	$9	$15	$17
Share awards
Market-based	15	16	10
Performance-based	6	—	—
Time-based	78	73	60
Total	$108	$104	$87

Stock Options

Stock option activity was as follows in fiscal 2017:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 30, 2016	14,242,000	$36.51
Granted	224,000	$31.79
Exercised	(5,273,000)	$31.29
Forfeited/Canceled	(2,206,000)	$48.13
Outstanding at January 28, 2017	6,987,000	$36.61	4.3	$54
Vested or expected to vest at January 28, 2017	6,987,000	$36.61	4.3	$54
Exercisable at January 28, 2017	5,858,000	$36.63	3.5	$46

The weighted-average grant-date fair value of stock options granted during fiscal 2017, 2016 and 2015 was $8.04, $11.59 and $9.09, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2017, 2016 and 2015, was $55 million, $14 million and $13 million, respectively. At January 28, 2017, there was $8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.0 years.

Net cash proceeds from the exercise of stock options were $164 million, $40 million and $42 million in fiscal 2017, 2016 and 2015, respectively.

There was $19 million, $5 million and $5 million of income tax benefits realized from stock option exercises in fiscal 2017, 2016 and 2015, respectively.

In fiscal 2017, 2016 and 2015, we estimated the fair value of each stock option on the date of grant using a lattice or Black Scholes valuation model (for certain individuals) with the following assumptions:

Valuation Assumptions(1)	2017	2016	2015
Risk-free interest rate(2)	0.5% – 2.0%	0.1% – 2.1%	0.1% – 2.4%
Expected dividend yield	3.5%	2.3%	2.5%
Expected stock price volatility(3)	37%	37%	40%
Expected life of stock options (in years)(4)	6.0	6.0	6.0

(1)	Forfeitures are estimated using historical experience and projected employee turnover.

(2)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(3)	In projecting expected stock price volatility, we consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(4)	We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined using Monte-Carlo simulation. A summary of the status of our nonvested market-based share awards at January 28, 2017, and changes during fiscal 2017, is as follows:

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at January 30, 2016	1,462,000	$32.33
Granted	1,088,000	$29.52
Vested	(781,000)	$26.84
Forfeited/Canceled	(217,000)	$33.27
Outstanding at January 28, 2017	1,552,000	$32.99

At January 28, 2017, there was $23 million of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 1.7 years.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our nonvested time-based share awards at January 28, 2017, and changes during fiscal 2017, is as follows:

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at January 30, 2016	5,103,000	$31.89
Granted	2,979,000	$30.68
Vested	(2,202,000)	$30.83
Forfeited/Canceled	(515,000)	$32.76
Outstanding at January 28, 2017	5,365,000	$31.57

At January 28, 2017, there was $98 million of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 1.7 years.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our nonvested performance-based share awards at January 28, 2017, and changes during fiscal 2017, is as follows:

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at January 30, 2016	—	$—
Granted	513,000	$29.08
Forfeited/Canceled	(75,000)	$29.66
Outstanding at January 28, 2017	438,000	$28.98

At January 28, 2017, there was $5 million of unrecognized compensation expense related to nonvested performance-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

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

At January 28, 2017, options to purchase 7.0 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	2.3	39%	$26.38	0.5	45%	$30.84	2.8	40%	$27.13
Out-of-the-money	3.6	61%	$43.45	0.6	55%	$40.66	4.2	60%	$43.01
Total	5.9	100%	$36.64	1.1	100%	$36.54	7.0	100%	$36.61

The computation of dilutive shares outstanding excludes the out-of-the-money stock options because such outstanding options' exercise prices were greater than the average market price of our common shares and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations attributable to Best Buy Co., Inc. in fiscal 2017, 2016 and 2015 ($ and shares in millions, except per share amounts):

	2017	2016	2015
Numerator (in millions):
Net earnings from continuing operations attributable to Best Buy Co., Inc., shareholders	$1,207	$807	$1,246
Denominator (in millions):
Weighted-average common shares outstanding	318.5	346.5	349.5
Effect of potentially dilutive securities:
Stock options and other	4.1	4.2	4.1
Weighted-average common shares outstanding, assuming dilution	322.6	350.7	353.6
Net earnings per share from continuing operations attributable to Best Buy Co., Inc. shareholders
Basic	$3.79	$2.33	$3.57
Diluted	$3.74	$2.30	$3.53

Repurchase of Common Stock

In June 2011, our Board of Directors authorized a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the June 2011 share repurchase program.

On January 22, 2016, we entered into a variable notional accelerated share repurchase agreement ("January 2016 ASR") with a third party financial institution to repurchase $150 million to $175 million of our common stock. Under the agreement, we paid $175 million at the beginning of the contract and received an initial delivery of 4.4 million shares on January 25, 2016. We retired these shares and recorded a $120 million reduction to stockholders' equity. As of January 30, 2016, the remaining $55 million was included as a reduction of stockholders' equity as prepaid share repurchase on our Consolidated Balance Sheets. The January 2016 ASR was settled on February 17, 2016, for a final notional amount of $165 million. Accordingly we received 1.6 million shares, which were retired, and a $10 million cash payment from our counter-party equal to the difference between the $175 million up-front payment and the final notional amount. The cash received was included as other, net within financing activities on our Consolidated Statements of Cash Flow. The final notional amount was determined based upon the volume-weighted average share price of our common stock during the term of the January 2016 ASR agreement. The number of shares delivered was based upon the final notional amount and the volume-weighted average share price of our common stock during the term of the agreement, less an agreed-upon discount.

The following table presents information regarding the shares we repurchased and retired in fiscal 2017 and 2016, noting that we had no repurchases and retirements in fiscal 2015 ($ and shares in millions, except per share amounts):

	2017	2016
Total cost of shares repurchased
Open market(1)	$706	$880
January 2016 ASR	45	120
Total	$751	$1,000

Average price per share
Open market	$36.11	$31.03
January 2016 ASR	$28.55	$27.28
Average	$35.54	$30.53

Number of shares repurchased and retired
Open market(1)	19.5	28.4
January 2016 ASR	1.6	4.4
Total	21.1	32.8

(1)	As of January 28, 2017, $8 million, or 0.1 million shares, in trades remained unsettled. The liability for unsettled trades is included in accrued liabilities in the Consolidated Balance Sheets.

At January 28, 2017, $2.2 billion remained available for additional purchases under the June 2011 share repurchase program. In February 2017, our Board of Directors authorized a new $5.0 billion share repurchase plan, which supersedes the June 2011 share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program. Repurchased shares have been retired and constitute authorized but unissued shares.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net earnings plus certain other items that are recorded directly to shareholders' equity. In addition to net earnings, the significant components of comprehensive income (loss) include foreign currency translation adjustments and unrealized gains and losses, net of tax, on available-for-sale marketable equity securities. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S.

The following table provides a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. shareholders for fiscal 2017, 2016, and 2015, respectively ($ in millions):

	Foreign Currency Translation	Available-For-Sale Investments(1)	Total
Balances at February 1, 2014	$485	$7	$492
Foreign currency translation adjustments	(103)	—	(103)
Unrealized gains on available-for-sale investments	—	(3)	(3)
Reclassification of losses on available-for-sale investments into earnings	—	(4)	(4)
Balances at January 31, 2015	382	—	382
Foreign currency translation adjustments	(44)	—	(44)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(67)	—	(67)
Balances at January 30, 2016	271	—	271
Foreign currency translation adjustments	10	—	10
Reclassification of foreign currency translation adjustments into earnings	(2)	—	(2)
Balances at January 28, 2017	$279	$—	$279

(1)	There were no material tax impacts to gains or losses on available-for-sale investments in the periods presented.

8.   Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2017, 2016 and 2015 ($ in millions):

	2017	2016	2015
Minimum rentals	$789	$797	$848
Contingent rentals	1	1	2
Total rent expense	790	798	850
Less: sublease income	(16)	(15)	(18)
Net rent expense	$774	$783	$832

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at January 28, 2017, were as follows ($ in millions):

Fiscal Year	Capital Leases	Financing Leases	Operating Leases(1)
2018	$9	$46	$803
2019	7	41	676
2020	4	35	546
2021	3	28	411
2022	2	20	285
Thereafter	11	56	404
Total minimum lease payments	36	226	$3,125
Less amount representing interest	(6)	(49)
Present value of minimum lease payments	30	177
Less current maturities	(8)	(36)
Present value of minimum lease payments, less current maturities	$22	$141

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $1.0 billion at January 28, 2017.

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $79 million due under future noncancelable subleases.

9.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $56 million, $53 million and $60 million in fiscal 2017, 2016 and 2015, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and members of our Board of Directors. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $31 million and $34 million at January 28, 2017, and January 30, 2016, respectively, and is included in long-term liabilities. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The fair value of the investment vehicles, which includes funding for future deferrals, was $96 million and $96 million at January 28, 2017, and January 30, 2016, respectively, and is included in other assets.

10.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2017, 2016 and 2015 ($ in millions):

	2017	2016	2015
Federal income tax at the statutory rate	$635	$458	$485
State income taxes, net of federal benefit	38	38	43
(Benefit) expense from foreign operations	(46)	5	(23)
Other	(18)	2	(11)
Legal entity reorganization	—	—	(353)
Income tax expense	$609	$503	$141
Effective income tax rate	33.5%	38.4%	10.1%

Legal Entity Reorganization

In the fourth quarter of fiscal 2012, we purchased Carphone Warehouse Group plc's interest in the Best Buy Mobile profit share agreement for $1.3 billion (the “Mobile buy-out”). The Mobile buy-out completed by our U.K. subsidiary resulted in the $1.3 billion purchase price being assigned, for U.S. tax purposes only, to an intangible asset. The Mobile buy-out did not, however, result in a similar intangible asset in the U.K., as the Mobile buy-out was considered part of a tax-free equity transaction for U.K. tax purposes.

Because the U.S. tax basis in the intangible asset was considered under U.S. tax law to be held by our U.K. subsidiary, which was regarded as a foreign corporation for U.S. tax purposes, Accounting Standards Codification ("ASC") 740, Income Taxes, requires that no deferred tax asset may be recorded in respect of the intangible asset. ASC 740-30-25-9 also precludes the recording of a deferred tax asset on the outside basis difference of the U.K. subsidiary. As a result, the amortization of the U.S. tax basis in the intangible asset only resulted in a periodic income tax benefit by reducing the amount of the U.K. subsidiary’s income, if any, that would otherwise have been subject to U.S. income taxes.

In the first quarter of fiscal 2015, we filed an election with the Internal Revenue Service to treat the U.K. subsidiary as a disregarded entity such that its assets are now deemed to be assets held directly by a U.S. entity for U.S. tax purposes. This tax-only election, which resulted in the liquidation of the U.K. subsidiary for U.S. tax purposes, resulted in the elimination of our outside basis difference in the U.K. subsidiary. Additionally, the election resulted in the recognition of a deferred tax asset (and corresponding income tax benefit) for the remaining unrecognized inside tax basis in the intangible, in a manner similar to a change in tax status as provided in ASC 740-10-25-32.

Earnings from continuing operations before income tax expense by jurisdiction was as follows in fiscal 2017, 2016 and 2015 ($ in millions):

	2017	2016	2015
United States	$1,507	$1,310	$1,201
Outside the United States	309	—	186
Earnings from continuing operations before income tax expense	$1,816	$1,310	$1,387

Income tax expense was comprised of the following in fiscal 2017, 2016 and 2015 ($ in millions):

	2017	2016	2015
Current:
Federal	$317	$347	$354
State	37	48	51
Foreign	54	60	33
	408	455	438
Deferred:
Federal	163	65	(275)
State	21	10	(26)
Foreign	17	(27)	4
	201	48	(297)
Income tax expense	$609	$503	$141

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	January 28, 2017	January 30, 2016
Accrued property expenses	$91	$175
Other accrued expenses	76	78
Deferred revenue	104	99
Compensation and benefits	43	99
Stock-based compensation	64	86
Goodwill and intangibles	210	253
Loss and credit carryforwards	123	133
Other	59	86
Total deferred tax assets	770	1,009
Valuation allowance	(94)	(108)
Total deferred tax assets after valuation allowance	676	901
Property and equipment	(240)	(296)
Inventory	(97)	(69)
Other	(22)	(26)
Total deferred tax liabilities	(359)	(391)
Net deferred tax assets	$317	$510

Net deferred tax assets are included in our Consolidated Balance Sheets as other assets as of January 28, 2017, and January 30, 2016.

At January 28, 2017, we had total net operating loss carryforwards from international operations of $77 million, of which $70 million will expire in various years through 2036 and the remaining amounts have no expiration. Additionally, we had acquired U.S. federal net operating loss carryforwards of $17 million, which expire between 2023 and 2030; U.S. federal foreign tax credit carryforwards of $1 million, which expire between 2023 and 2026; U.S. federal capital loss carryforwards of $3 million, which expire in 2022; state credit carryforwards of $10 million, which expire in 2024; state capital loss carryforwards of $5 million, which expire in 2019; international credit carryforwards of $2 million, which have no expiration; and international capital loss carryforwards of $8 million, which have no expiration.

At January 28, 2017, a valuation allowance of $94 million had been established, of which $1 million is against U.S. federal foreign tax credit carryforwards; $16 million is against international, U.S. federal and state capital loss carryforwards; $7 million is against state credit carryforwards and other state deferred tax assets; and $70 million is against certain international net operating loss carryforwards and other international deferred tax assets. The $14 million decrease from January 30, 2016, is primarily due to the exchange rate impact on the valuation allowance against certain international net operating loss carryforwards.

We have not provided deferred taxes on unremitted earnings attributable to foreign operations that have been considered to be reinvested indefinitely. These earnings relate to ongoing operations and were $1.1 billion at January 28, 2017. It is not practicable to determine the income tax liability that would be payable if such earnings were not indefinitely reinvested.

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2017, 2016 and 2015 ($ in millions):

	2017	2016	2015
Balance at beginning of period	$469	$410	$370
Gross increases related to prior period tax positions	11	30	33
Gross decreases related to prior period tax positions	(144)	(13)	(88)
Gross increases related to current period tax positions	55	59	114
Settlements with taxing authorities	(12)	(9)	(9)
Lapse of statute of limitations	(5)	(8)	(10)
Balance at end of period	$374	$469	$410

Unrecognized tax benefits of $346 million, $337 million and $297 million at January 28, 2017, January 30, 2016, and January 31, 2015, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest income of $9 million was recognized in fiscal 2017. At January 28, 2017, January 30, 2016, and January 31, 2015, we had accrued interest of $61 million, $89 million and $78 million, respectively, along with accrued penalties of $1 million, $1 million and $2 million at January 28, 2017, January 30, 2016, and January 31, 2015, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2007.

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

The following tables present our business segment information in fiscal 2017, 2016 and 2015 ($ in millions):

	2017	2016	2015
Revenue
Domestic	$36,248	$36,365	$36,055
International	3,155	3,163	4,284
Total revenue	$39,403	$39,528	$40,339
Percentage of revenue, by revenue category
Domestic
Consumer Electronics	34%	32%	31%
Computing and Mobile Phones	45%	46%	47%
Entertainment	7%	8%	9%
Appliances	9%	8%	7%
Services	5%	5%	5%
Other	—%	1%	1%
Total	100%	100%	100%
International
Consumer Electronics	31%	31%	30%
Computing and Mobile Phones	48%	48%	49%
Entertainment	7%	9%	9%
Appliances	6%	5%	5%
Services	7%	6%	6%
Other	1%	1%	1%
Total	100%	100%	100%
Operating income (loss)
Domestic(1)	$1,764	$1,585	$1,437
International	90	(210)	13
Total operating income	1,854	1,375	1,450
Other income (expense)
Gain on sale of investments	3	2	13
Investment income and other	31	13	14
Interest expense	(72)	(80)	(90)
Earnings from continuing operations before income tax expense	$1,816	$1,310	$1,387
Assets(2)
Domestic	$12,496	$12,318	$12,987
International	1,360	1,201	2,258
Total assets	$13,856	$13,519	$15,245
Capital expenditures(2)
Domestic	$526	$602	$519
International	56	47	42
Total capital expenditures	$582	$649	$561
Depreciation(2)
Domestic	$613	$613	$575
International	41	44	81
Total depreciation	$654	$657	$656
(1) The Domestic segment operating income includes certain operations, which are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

(2) For fiscal 2015, the International segment amounts for assets, capital expenditures and depreciation include amounts from Five Star.

Geographic Information

The following table presents our geographic information in fiscal 2017, 2016 and 2015 ($ in millions):

	2017	2016	2015
Net sales to customers
United States	$36,248	$36,365	$36,055
Canada	2,899	2,917	4,047
Other	256	246	237
Total revenue	$39,403	$39,528	$40,339
Long-lived assets
United States	$2,120	$2,189	$2,100
Canada	156	140	174
Other	17	17	21
Total long-lived assets	$2,293	$2,346	$2,295

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act. Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. In October 2016, IBEW advised the trial court it will not seek review by the Supreme Court.  The trial court held a January 2017 conference during which the parties were asked to submit briefs on their respective interpretations of the 8th Circuit Decision. Briefing is complete and we await a ruling as to the next phase of proceedings before the trial court. We continue to believe that these allegations are without merit and intend to vigorously defend our company in this matter.

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

Cathode Ray Tube Action

On November 14, 2011, we filed a lawsuit captioned In re Cathode Ray Tube Antitrust Litigation in the United States District Court for the Northern District of California. We alleged that the defendants engaged in price fixing in violation of antitrust regulations relating to cathode ray tubes for the time period between March 1, 1995, through November 25, 2007. In connection with this action, we received settlement proceeds, net of legal expenses and costs, in the amount of $77 million during fiscal 2016. In the first quarter of fiscal 2017, we settled with the remaining defendants for $161 million, net of legal expenses and costs, which have been fully paid as of January 28, 2017. Settlement proceeds were recognized in cost of goods sold with the associated legal expenses recorded in SG&A. This matter is now resolved.

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

Commitments

We had outstanding letters of credit with an aggregate fair value of $89 million at January 28, 2017.

13.   Quarterly Financial Information (Unaudited)

The following tables show selected operating results for each 3-month quarter and full year of fiscal 2017 and 2016 (unaudited) ($ in millions):

	Quarter				12-Month
	1st	2nd	3rd	4th	2017
Revenue	$8,443	$8,533	$8,945	$13,482	$39,403
Comparable sales % change(1)	(0.1)%	0.8%	1.8%	(0.7)%	0.3%
Gross profit(2)	$2,145	$2,062	$2,203	$3,030	$9,440
Operating income(3)	372	289	312	881	1,854
Net earnings from continuing operations	226	182	192	607	1,207
Gain from discontinued operations, net of tax	3	16	2	—	21
Net earnings attributable to Best Buy Co., Inc. shareholders	229	198	194	607	1,228
Diluted earnings per share(4)
Continuing operations	$0.69	$0.56	$0.60	$1.91	$3.74
Discontinued operations	0.01	0.05	0.01	—	0.07
Diluted earnings per share	$0.70	$0.61	$0.61	$1.91	$3.81

	Quarter				12-Month
	1st	2nd	3rd	4th	2016
Revenue	$8,558	$8,528	$8,819	$13,623	$39,528
Comparable sales % change(1)	0.6%	3.8%	0.8%	(1.7)%	0.5%
Gross profit(5)	$2,030	$2,098	$2,112	$2,951	$9,191
Operating income(6)	86	288	230	771	1,375
Net earnings from continuing operations	37	164	129	477	807
Gain (loss) from discontinued operations, net of tax	92	—	(4)	2	90
Net earnings attributable to Best Buy Co., Inc. shareholders	129	164	125	479	897
Diluted earnings (loss) per share(4)
Continuing operations	$0.10	$0.46	$0.37	$1.39	$2.30
Discontinued operations	0.26	—	(0.01)	0.01	0.26
Diluted earnings per share	$0.36	$0.46	$0.36	$1.40	$2.56

(1)
Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from our comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, from the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all Canadian store and website revenue was removed from the comparable sales base and the International segment no longer had a comparable metric. Therefore, Consolidated comparable sales equaled the Domestic segment comparable sales. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue in the International segment was once again deemed to be comparable and, as such, Consolidated comparable sales are once again equal to the aggregation of Domestic and International comparable sales.

(2)
Includes $183 million of cathode ray tube ("CRT") litigation settlements reached and recorded in the fiscal first quarter and $183 million for the 12 months ended January 28, 2017, related to products purchased and sold in prior fiscal years.

(3)
Includes $29 million, $0 million, $1 million and $9 million of restructuring charges recorded in the fiscal first, second, third and fourth quarters, respectively, and $39 million for the 12 months ended January 28, 2017, related to measures we took to restructure our businesses. Also, includes $161 million of cathode ray tube litigation settlements, net of related legal fees and costs, recorded in the fiscal first quarter and in the 12 months ended January 28, 2017, related to products purchased and sold in prior fiscal years.

(4)	The sum of our quarterly diluted earnings per share does not equal our annual diluted earnings per share due to differences in quarterly and annual weighted-average shares outstanding.

(5)
Includes $78 million, $10 million, $0 million and $2 million of CRT and LCD litigation settlements reached and recorded in the fiscal first, second, third and fourth quarters respectively, and $90 million for the 12 months ended January 30, 2016, related to products purchased and sold in prior fiscal years.

(6)
Includes $186 million, $(4) million, $7 million and $12 million of restructuring charges recorded in the fiscal first, second, third and fourth quarters, respectively, and $201 million for the 12 months ended January 30, 2016, related to measures we took to restructure our businesses. Also, includes $67 million, $8 million, $0 million and $2 million of CRT and LCD litigation settlements, net of related legal fees and costs, recorded in the fiscal first, second, third and fourth quarters respectively, and $77 million for the 12 months ended January 30, 2016, related to products purchased and sold in prior fiscal years.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of January 28, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended January 28, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The information provided under the caption "Director Nominees" in the Proxy Statement is incorporated herein by reference.

Executive Officers

Information regarding our executive officers is furnished in a separate item captioned "Executive Officers of the Registrant" included in Part I of this Annual Report on Form 10-K.

Certain Relationships and Related Party Transactions

The nature of certain relationships and related party transactions between any director, executive officer or person nominated to become a director is stated under the captions "Director Nominees" and "Certain Relationships and Related Party Transactions" in the Proxy Statement and is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of January 28, 2017:

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Rights(1) (a)	Weighted Average Exercise Price per Share of Outstanding Options and Rights(2) (b)	Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3) (c)
Equity compensation plans approved by security holders	10,109,395	$36.61	18,722,125

(1)
Includes grants of stock options and restricted stock units (which may be market-based, performance-based, or time-based) awarded under our 2004 Omnibus Stock and Incentive Plan, as amended, and our 2014 Omnibus Incentive Plan.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Includes 4,142,376 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

Security Ownership of Certain Beneficial Owners and Management

The information provided under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information provided under the captions "Director Independence," "Director Nominees" and "Certain Relationships and Related Party Transactions" in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information provided under the caption "Ratification of Appointment of our Independent Registered Public Accounting Firm — Principal Accountant Services and Fees" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.	Exhibits:

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Implementation Agreement, dated April 29, 2013, by and among Best Buy Co., Inc. , Best Buy UK Holdings LP, Best Buy Distributions Limited, New BBED Limited and Carphone Warehouse Group, plc	8-K	2.1	4/30/2013
3.1	Amended and Restated Articles of Incorporation	DEF 14A	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	3.1	9/26/2013
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.2	3/11/2011
4.3	Second Supplement Indenture, dated as of July 16, 2013, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	7/16/2013
10.1	Five-Year Credit Agreement dated as of June 27, 2016, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	6/30/2016
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	Best Buy Co., Inc. Short Term Incentive Plan, as approved by the Board of Directors	DEF 14A	n/a	5/26/2011
*10.4	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.5	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.	10-Q	10.3	9/6/2012
*10.6	Employment Agreement, dated November 9, 2012, between Sharon McCollam and Best Buy Co., Inc.	8-K	10.1	11/15/2012
*10.7	Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	8/21/2012
*10.8	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
*10.9	Best Buy Mobile Performance Award Termination Agreement	10-K	10.18	3/28/2014
*10.10	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.11	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.12	Form of Director Restricted Stock Unit Award Agreement for Non-U.S. Directors	10-K	10.21	3/28/2014
*10.13	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.14	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	S-8	99	6/27/2014
*10.15	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.16	Form of Director Restricted Stock Unit Award Agreement for Non-U.S. Directors (2014)	10-Q	10.2	9/10/2014
*10.17	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.18	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Non-U.S. Directors (2015)	10-Q	10.2	9/4/2015
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.21	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Non-U.S. Directors (2016)	10-Q	10.1	9/30/2016
12.1	Statements re: Computation of Ratios				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from our Annual Report on Form 10-K for fiscal 2017, filed with the SEC on March 24, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at January 28, 2017, and January 30, 2016, (ii) the consolidated statements of earnings for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, (iii) the consolidated statements of comprehensive income for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, (iv) the consolidated statements of cash flows for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, (v) the consolidated statements of changes in shareholders' equity for the years ended January 28, 2017, January 30, 2016, and January 31, 2015, and (vi) the Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Best Buy Co., Inc. (Registrant)
By:	/s/ Hubert Joly
Hubert Joly Chairman and Chief Executive Officer
March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hubert Joly	Chairman and Chief Executive Officer	March 24, 2017
Hubert Joly	(principal executive officer)

/s/ Corie Barry	Chief Financial Officer	March 24, 2017
Corie Barry	(principal financial officer)

/s/ Mathew R. Watson	Vice President, Finance - Controller and Chief Accounting Officer	March 24, 2017
Mathew R. Watson	(principal accounting officer)

/s/ Lisa M. Caputo	Director	March 24, 2017
Lisa M. Caputo

/s/ J. Patrick Doyle	Director	March 24, 2017
J. Patrick Doyle

/s/ Russell P. Fradin	Director	March 24, 2017
Russell P. Fradin

/s/ Kathy J. Higgins Victor	Director	March 24, 2017
Kathy J. Higgins Victor

/s/ David W. Kenny	Director	March 24, 2017
David W. Kenny

/s/ Karen McLoughlin	Director	March 24, 2017
Karen McLoughlin

/s/ Thomas L. Millner	Director	March 24, 2017
Thomas L. Millner

/s/ Claudia F. Munce	Director	March 24, 2017
Claudia F. Munce

/s/ Gérard Vittecoq	Director	March 24, 2017
Gérard Vittecoq

Schedule II

Valuation and Qualifying Accounts
($ in millions)

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period
Year ended January 28, 2017
Allowance for doubtful accounts	$49	$44	$(41)	$52
Year ended January 30, 2016
Allowance for doubtful accounts	$59	$30	$(40)	$49
Year ended January 31, 2015
Allowance for doubtful accounts	$104	$1	$(46)	$59

(1)	Includes bad debt write-offs and recoveries, acquisitions and the effect of foreign currency fluctuations.