Form 10-Q
period 2017-04-29
BEST BUY CO INC
filed 2017-06-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
The registrant had 304,962,371 shares of common stock outstanding as of June 1, 2017.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED APRIL 29, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
$ in millions, except per share and share amounts (unaudited)

	April 29, 2017	January 28, 2017	April 30, 2016
Assets
Current assets
Cash and cash equivalents	$1,651	$2,240	$1,845
Short-term investments	1,948	1,681	1,220
Receivables, net	1,011	1,347	1,097
Merchandise inventories	4,637	4,864	4,719
Other current assets	409	384	401
Total current assets	9,656	10,516	9,282
Property and equipment, net	2,287	2,293	2,332
Goodwill	425	425	425
Other assets	587	622	831
Non-current assets held for sale	—	—	31
Total assets	$12,955	$13,856	$12,901

Liabilities and equity
Current liabilities
Accounts payable	$4,599	$4,984	$4,397
Unredeemed gift card liabilities	389	427	379
Deferred revenue	371	418	349
Accrued compensation and related expenses	274	358	277
Accrued liabilities	699	865	791
Accrued income taxes	93	26	97
Current portion of long-term debt	45	44	44
Total current liabilities	6,470	7,122	6,334
Long-term liabilities	684	704	807
Long-term debt	1,302	1,321	1,334
Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 306,000,000, 311,000,000 and 324,000,000 shares, respectively	31	31	32
Retained earnings	4,202	4,399	4,078
Accumulated other comprehensive income	266	279	316
Total equity	4,499	4,709	4,426
Total liabilities and equity	$12,955	$13,856	$12,901

NOTE: The Consolidated Balance Sheet as of January 28, 2017, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Revenue	$8,528	$8,443
Cost of goods sold	6,506	6,298
Gross profit	2,022	2,145
Selling, general and administrative expenses	1,722	1,744
Restructuring charges	—	29
Operating income	300	372
Other income (expense)
Gain on sale of investments	—	2
Investment income and other	11	6
Interest expense	(19)	(20)
Earnings from continuing operations before income tax expense	292	360
Income tax expense	104	134
Net earnings from continuing operations	188	226
Gain from discontinued operations (Note 2), net of tax benefit of $- and $3, respectively	—	3
Net earnings	$188	$229

Basic earnings per share
Continuing operations	$0.61	$0.70
Discontinued operations	—	0.01
Basic earnings per share	$0.61	$0.71

Diluted earnings per share
Continuing operations	$0.60	$0.69
Discontinued operations	—	0.01
Diluted earnings per share	$0.60	$0.70

Dividends declared per common share	$0.34	$0.73

Weighted-average common shares outstanding
Basic	309.2	323.6
Diluted	315.0	326.7

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Net earnings	$188	$229
Foreign currency translation adjustments	(13)	45
Comprehensive income	$175	$274

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016
Operating activities
Net earnings	$188	$229
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	161	162
Restructuring charges	—	29
Stock-based compensation	31	31
Deferred income taxes	12	8
Other, net	(1)	(3)
Changes in operating assets and liabilities:
Receivables	333	73
Merchandise inventories	223	365
Other assets	(25)	(30)
Accounts payable	(382)	(73)
Other liabilities	(364)	(211)
Income taxes	67	(88)
Total cash provided by operating activities	243	492

Investing activities
Additions to property and equipment	(153)	(136)
Purchases of investments	(1,134)	(591)
Sales of investments	863	683
Other, net	1	4
Total cash used in investing activities	(423)	(40)

Financing activities
Repurchase of common stock	(373)	(52)
Repayments of debt	(10)	(362)
Dividends paid	(105)	(238)
Issuance of common stock	75	21
Other, net	—	10
Total cash used in financing activities	(413)	(621)
Effect of exchange rate changes on cash	(6)	40
Decrease in cash, cash equivalents and restricted cash	(599)	(129)
Cash, cash equivalents and restricted cash at beginning of period	2,433	2,161
Cash, cash equivalents and restricted cash at end of period	$1,834	$2,032

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Change in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 28, 2017	311	$31	$—	$—	$4,399	$279	$4,709
Adoption of ASU 2016-09	—	—	—	10	(12)	—	(2)
Net earnings, three months ended April 29, 2017	—	—	—	—	188	—	188
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(13)	(13)
Stock-based compensation	—	—	—	31	—	—	31
Restricted stock vested and stock options exercised	3	—	—	72	—	—	72
Issuance of common stock under employee stock purchase plan	—	—	—	3	—	—	3
Common stock dividends, $0.34 per share	—	—	—	—	(105)	—	(105)
Repurchase of common stock	(8)	—	—	(116)	(268)	—	(384)
Balances at April 29, 2017	306	$31	$—	$—	$4,202	$266	$4,499

Balances at January 30, 2016	324	$32	$(55)	$—	$4,130	$271	$4,378
Net earnings, three months ended April 30, 2016	—	—	—	—	229	—	229
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	45	45
Stock-based compensation	—	—	—	31	—	—	31
Restricted stock vested and stock options exercised	3	1	—	17	—	—	18
Settlement of accelerated share repurchase	—	—	55	—	—	—	55
Issuance of common stock under employee stock purchase plan	—	—	—	3	—	—	3
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	6	—	—	6
Common stock dividends, $0.73 per share	—	—	—	—	(238)	—	(238)
Repurchase of common stock	(3)	(1)	—	(57)	(43)	—	(101)
Balances at April 30, 2016	324	$32	$—	$—	$4,078	$316	$4,426

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The first three months of fiscal 2018 and fiscal 2017 included 13 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from April 30, 2017, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Unadopted Accounting Pronouncements

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

Based on our analysis thus far, we believe the impact of adopting the new guidance will be immaterial to our annual and interim financial statements. We believe that the impact will be limited to minor changes to the timing of recognition of revenues related to gift cards and loyalty programs. We continue to assess the impact on all areas of our revenue recognition, disclosure requirements and changes that may be necessary to our internal controls over financial reporting.

We plan to adopt this standard in the first quarter of our fiscal 2019. Providing we ultimately conclude that the impacts of adoption are immaterial, we would expect to use the modified retrospective method. Under this method, we would recognize the cumulative effect of the changes in retained earnings at the date of adoption, but would not restate prior periods.

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. Based on the effective dates, we expect to adopt the new guidance in the first quarter of fiscal 2020 using the modified retrospective method. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our balance sheet and increase our footnote disclosures related to leases, we are still evaluating the impact on our consolidated statement of earnings. We also expect that adoption of the new standard will require changes to our internal controls over financial reporting.

Adopted Accounting Pronouncements

In the first quarter of fiscal 2018, we adopted the following ASUs:

•
ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The new guidance replaces the current inventory measurement requirement of lower of cost or market with the lower of cost or net realizable value. The adoption did not have a material impact on our results of operations, cash flows or financial position.

•
ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance changed certain aspects of accounting for share-based payments including accounting for income taxes, forfeitures and classifications in the statement of cash flows. Beginning with the first quarter of fiscal 2018, excess tax benefits and tax deficiencies are recognized in our provision for income taxes as a discrete event rather than directly to stockholders’ equity. This change is adopted prospectively, with no change to prior periods. We recognized an excess tax benefit of $2 million for the first quarter ended April 29, 2017. In addition, with the adoption of this standard we elected to change our policy for accounting for forfeitures. Previously, we recorded forfeitures (which reduce stock-based compensation expense) based on forward-looking estimates. Beginning this quarter, we have elected to record forfeitures as they occur. The cumulative effect of this policy change amounted to $12 million, net of tax. This was recorded as a reduction of opening retained earnings. We elected to present the statements of cash flows on a retrospective transition method, and prior periods have been adjusted to present excess tax benefits as cash flows from operating activities. See cash flow reconciliation below for prior period impacts.

•
ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, and ASU 2016-18, Statement of Cash Flows: Restricted Cash. ASU 2016-15 provides classification requirements for specific transactions within the statement of cash flows, while ASU 2016-18 requires that restricted cash balances be included in the beginning and ending cash balance within the statement of cash flows. The adoption increased our beginning and ending cash balance within our statement of cash flows, and we have provided a reconciliation of these amounts to the corresponding balance sheet captions, below. The adoption had no other material impacts to our cash flow statement and had no impact on our results of operations or financial position.

The following table reconciles the Condensed Consolidated Statement of Cash Flows line items impacted by the adoption of these standards at April 29, 2017:

	April 30, 2016 Reported	ASU 2016-09 Adjustment	ASU 2016-15 Adjustment	ASU 2016-18 Adjustment	April 30, 2016 Adjusted
Operating activities
Other, net	$(12)	$9	$—	$—	$(3)
Total cash provided by operating activities	483	9	—	—	492

Investing activities
Change in restricted assets	(2)	—	—	2	—
Total cash used in investing activities	(42)	—	—	2	(40)

Financing activities
Other, net	19	(9)	—	—	10
Total cash used in financing activities	(612)	(9)	—	—	(621)

Decrease in cash, cash equivalents and restricted cash	(131)	—	—	2	(129)
Cash, cash equivalents and restricted cash at beginning of period	1,976	—	—	185	2,161
Cash, cash equivalents and restricted cash at end of period	$1,845	$—	$—	$187	$2,032

Total Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the total shown in the Condensed Consolidated Statement of Cash Flows:

	April 29, 2017	January 28, 2017	April 30, 2016
Cash and cash equivalents	$1,651	$2,240	$1,845
Restricted cash included in Other current assets	183	193	187
Total cash, cash equivalents and restricted cash	$1,834	$2,433	$2,032

Amounts included in restricted cash are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

2.	Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. In February 2015, we completed the sale of Five Star and recognized a gain on sale of $99 million. Following the sale of Five Star, we continued to hold as available for sale one retail property in Shanghai, China. In May 2016, the second quarter of fiscal 2017, we completed the sale of the property and recognized a gain, net of income tax, of $16 million.

The aggregate financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended
	April 29, 2017	April 30, 2016
Income tax benefit	—	3
Net gain from discontinued operations	$—	$3

3.	Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at April 29, 2017, January 28, 2017, and April 30, 2016, according to the valuation techniques we used to determine their fair values ($ in millions):

		Fair Value at
	Fair Value Hierarchy	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
Cash and cash equivalents
Money market funds	Level 1	$24	$290	$56
Commercial paper	Level 2	260	—	93
Time deposits	Level 2	11	15	454
Short-term investments
Corporate bonds	Level 2	—	—	78
Commercial paper	Level 2	150	349	110
Time deposits	Level 2	1,798	1,332	1,032
Other current assets
Money market funds	Level 1	2	7	—
Commercial paper	Level 2	60	60	—
Foreign currency derivative instruments	Level 2	7	2	—
Time deposits	Level 2	101	100	79
Other assets
Interest rate swap derivative instruments	Level 2	4	13	15
Auction rate securities	Level 3	—	—	2
Marketable securities that fund deferred compensation	Level 1	97	96	96

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	Level 2	—	3	13
Long-term liabilities
Interest rate swap derivative instruments	Level 2	1	—	—

There were no transfers between levels during the periods presented. During the third quarter of fiscal 2017, our remaining investments in auction rate securities ("ARS") were called at par, which resulted in proceeds of $2 million and no realized gain or loss. As of January 28, 2017, we had no items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3). For the three months ended April 29, 2017, and April 30, 2016, there were no changes in the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

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

The following table summarizes the fair value remeasurements for non-restructuring and restructuring property and equipment impairments recorded during the three months ended April 29, 2017, and April 30, 2016 ($ in millions):

	Impairments		Remaining Net Carrying Value(1)
	Three Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Property and equipment (non-restructuring)	$5	$5	$—	$—
Property and equipment (restructuring)(2)	—	7	—	—
Total	$5	$12	$—	$—

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at April 29, 2017, and April 30, 2016.

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

The carrying values of goodwill and indefinite-lived tradenames for the Domestic segment were $425 million and $18 million, respectively, at April 29, 2017, $425 million and $18 million, respectively, at January 28, 2017, and $425 million and $18 million, respectively, at April 30, 2016.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment ($ in millions):

	April 29, 2017		January 28, 2017		April 30, 2016
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,100	$(675)	$1,100	$(675)

5.	Restructuring Charges

Charges incurred in the three months ended April 29, 2017, and April 30, 2016, for our restructuring activities were as follows ($ in millions):

	Three Months Ended
	April 29, 2017	April 30, 2016
Renew Blue Phase 2	$—	$27
Canadian brand consolidation	—	(1)
Renew Blue(1)	—	3
Other restructuring activities(2)	—	—
Total restructuring charges	$—	$29

(1)
Represents activity related to our remaining vacant space liability, primarily in our International segment, for our Renew Blue restructuring program, which began in the fourth quarter of fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $8 million at April 29, 2017.

(2)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $11 million at April 29, 2017.

Renew Blue Phase 2

In the first quarter of fiscal 2017, we took several strategic actions to eliminate and simplify certain components of our operations and restructure certain field and corporate teams as part of our Renew Blue Phase 2 plan. No charges were incurred in the first quarter of fiscal 2018, while in the first quarter of fiscal 2017, we incurred $27 million of charges, which primarily consisted of employee termination benefits and property and equipment impairments.

All restructuring charges related to this plan are from continuing operations and are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred for Renew Blue Phase 2 during the three months ended April 29, 2017, and April 30, 2016, as well as the cumulative amount incurred through April 29, 2017, was as follows ($ in millions):

	Domestic
	Three Months Ended		Cumulative Amount
	April 29, 2017	April 30, 2016
Property and equipment impairments	$—	$7	$8
Termination benefits	—	20	18
Total Renew Blue Phase 2 restructuring charges	$—	$27	$26

As of April 29, 2017, and January 28, 2017, there was no restructuring accrual balance. The restructuring accrual activity related to termination benefits was as follows for the three months ended April 30, 2016 ($ in millions):

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

The composition of total restructuring charges we incurred for the Canadian brand consolidation in the three months ended April 29, 2017, and April 30, 2016, as well as the cumulative amount incurred through April 29, 2017, was as follows ($ in millions):

	Three Months Ended		Cumulative Amount
	April 29, 2017	April 30, 2016
Inventory write-downs	$—	$—	$3
Property and equipment impairments	—	—	30
Tradename impairment	—	—	40
Termination benefits	—	—	25
Facility closure and other costs	—	(1)	105
Total Canadian brand consolidation restructuring charges	$—	$(1)	$203

The following tables summarize our restructuring accrual activity during the three months ended April 29, 2017, and April 30, 2016, related to termination benefits and facility closure and other costs associated with the Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 28, 2017	$—	$34	$34
Cash payments	—	(6)	(6)
Changes in foreign currency exchange rates	—	(1)	(1)
Balances at April 29, 2017	$—	$27	$27

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 30, 2016	$2	$64	$66
Cash payments	(1)	(11)	(12)
Adjustments(1)	—	(1)	(1)
Changes in foreign currency exchange rates	—	6	6
Balances at April 30, 2016	$1	$58	$59

(1)	Adjustments to facility closure and other costs represent changes in sublease assumptions. Adjustments to termination benefits represent changes in retention assumptions.

6.    Debt

Long-term debt consisted of the following ($ in millions):

	April 29, 2017	January 28, 2017	April 30, 2016
2018 Notes	$500	$500	$500
2021 Notes	650	650	650
Interest rate swap valuation adjustments	3	13	15
Subtotal	1,153	1,163	1,165
Debt discounts and issuance costs	(4)	(5)	(6)
Financing lease obligations	171	177	184
Capital lease obligations	27	30	35
Total long-term debt	1,347	1,365	1,378
Less: current portion	(45)	(44)	(44)
Total long-term debt, less current portion	$1,302	$1,321	$1,334

The fair value of total long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,229 million, $1,240 million and $1,249 million at April 29, 2017, January 28, 2017, and April 30, 2016, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,153 million, $1,163 million and $1,165 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

See Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

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

Interest Rate Swaps

We use "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on our 2018 Notes and a portion of our 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Condensed Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at April 29, 2017, January 28, 2017, and April 30, 2016 ($ in millions):

	April 29, 2017		January 28, 2017		April 30, 2016
Contract Type	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$6	$—	$2	$2	$—	$11
Derivatives designated as interest rate swaps(2)	4	1	13	—	15	—
No hedge designation (foreign exchange forward contracts)(1)	1	—	—	1	—	2
Total	$11	$1	$15	$3	$15	$13

(1)	The fair value is recorded in Other current assets or Accrued liabilities.

(2)	The fair value is recorded in Other assets or Long-term liabilities.

The following table presents the effects of derivative instruments on other comprehensive income ("OCI") and on our Condensed Consolidated Statements of Earnings for the three months ended April 29, 2017, and April 30, 2016 ($ in millions):

	Three Months Ended
	April 29, 2017		April 30, 2016
Contract Type	Pre-tax Gain Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)	Pre-tax Loss Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings (Effective Portion)
Derivatives designated as net investment hedges	$8	$—	$(22)	$—

The following tables present the effects of derivative instruments on our Condensed Consolidated Statements of Earnings for the three months ended April 29, 2017, and April 30, 2016 ($ in millions):

	Gain (Loss) Recognized within SG&A
	Three Months Ended
Contract Type	April 29, 2017	April 30, 2016
No hedge designation (foreign exchange forward contracts)	$1	$(5)

	Gain (Loss) Recognized within Interest expense
	Three Months Ended
Contract Type	April 29, 2017	April 30, 2016
Interest rate swap loss	$(10)	$(10)
Adjustments to carrying value of long-term debt	10	10
Net impact	$—	$—

The following table presents the notional amounts of our derivative instruments at April 29, 2017, January 28, 2017, and April 30, 2016 ($ in millions):

	Notional Amount
Contract Type	April 29, 2017	January 28, 2017	April 30, 2016
Derivatives designated as net investment hedges	$206	$205	$204
Derivatives designated as interest rate swaps	825	750	750
No hedge designation (foreign exchange forward contracts)	36	43	95
Total	$1,067	$998	$1,049

8.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations for the three months ended April 29, 2017, and April 30, 2016 ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 29, 2017	April 30, 2016
Numerator
Net earnings from continuing operations	$188	$226

Denominator
Weighted-average common shares outstanding	309.2	323.6
Effect of potentially dilutive securities:
Dilutive effect of stock compensation plan awards	5.8	3.1
Weighted-average common shares outstanding, assuming dilution	315.0	326.7

Net earnings per share from continuing operations
Basic	$0.61	$0.70
Diluted	$0.60	$0.69

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase 0.7 million and 9.1 million shares of common stock for the three months ended April 29, 2017, and April 30, 2016, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented, and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.	Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three months ended April 29, 2017, and April 30, 2016 ($ in millions):

Foreign Currency Translation
Balances at January 28, 2017	$279
Foreign currency translation adjustments	(13)
Balances at April 29, 2017	$266

Foreign Currency Translation
Balances at January 30, 2016	$271
Foreign currency translation adjustments	45
Balances at April 30, 2016	$316

The gains and losses on our net investment hedges, which are included in foreign currency translation adjustments, were not material for the periods presented. There is generally no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested.

10.	Repurchase of Common Stock

Our Board of Directors authorized a $5 billion share repurchase program in February 2017. The program, which became effective on February 27, 2017, terminated and replaced a $5 billion share repurchase program authorized by our Board of Directors in June 2011. There is no expiration governing the period over which we can make our share repurchases under the February 2017 $5 billion share repurchase program.

The following table presents information regarding the shares we repurchased during the three months ended April 29, 2017, and April 30, 2016 ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 29, 2017	April 30, 2016
Total cost of shares repurchased
Open market(1)	$384	$56
Settlement of January 2016 ASR(2)	—	45
Total	$384	$101

Average price per share
Open market	$46.3	$32.41
Settlement of January 2016 ASR(2)	$—	$28.55
Average	$46.3	$30.55

Number of shares repurchased and retired
Open market(1)	8.3	1.7
Settlement of January 2016 ASR(2)	—	1.6
Total	8.3	3.3

(1)
As of April 29, 2017, $19 million, or 0.3 million shares, in trades remained unsettled. As of April 30, 2016, $4 million, or 0.1 million shares, in trades remained unsettled. The liability for unsettled trades is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

(2)
See Note 7, Shareholders' Equity, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for additional information regarding the January 2016 ASR.

For the three months ended April 29, 2017, we purchased and retired 0.9 million shares at a cost of $38 million under our June 2011 share repurchase program, and 7.4 million shares at a cost of $346 million under our February 2017 share repurchase program. Approximately $4.7 billion remained available for additional purchases under the February 2017 share repurchase program as of April 29, 2017. Repurchased shares are retired and constitute authorized but unissued shares.

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

We aggregate our Canada and Mexico businesses into one International operating segment. Our Domestic and International operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended
	April 29, 2017	April 30, 2016
Domestic	$7,912	$7,829
International	616	614
Total revenue	$8,528	$8,443

Operating income by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended
	April 29, 2017	April 30, 2016
Domestic	$298	$372
International	2	—
Total operating income	300	372
Other income (expense)
Gain on sale of investments	—	2
Investment income and other	11	6
Interest expense	(19)	(20)
Earnings from continuing operations before income tax expense	$292	$360

Assets by reportable segment were as follows ($ in millions):

	April 29, 2017	January 28, 2017	April 30, 2016
Domestic	$11,691	$12,496	$11,562
International	1,264	1,360	1,339
Total assets	$12,955	$13,856	$12,901

12.	Contingencies

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2018 will include 53 weeks with the additional week included in the fourth quarter and fiscal 2017 included 52 weeks. Our business, like that of many retailers, is seasonal. A higher proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico ("Holiday").

Comparable Sales

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

The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, from the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all Canadian store and website revenue was removed from the comparable sales base and the International segment no longer had a comparable sales metric. Therefore, Consolidated comparable sales for the first quarter of fiscal 2016 through the third quarter of fiscal 2017 equaled the Domestic segment comparable sales. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue in the International segment was once again deemed to be comparable and, as such, Consolidated comparable sales are once again equal to the aggregation of Domestic and International comparable sales.

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as constant currency, non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share ("EPS") from continuing operations and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP measures. Generally, our non-GAAP measures include adjustments for items such as restructuring charges, goodwill impairments and gains or losses on investments. In addition, certain other items may be excluded from non-GAAP financial measures when we believe this provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

In our discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. We also use the term "constant currency", which represents results adjusted to exclude foreign currency impacts. We calculate those impacts as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period currency exchange rates. We believe the disclosure of revenue changes in constant currency provides useful supplementary information to investors in light of significant fluctuations in currency rates and our inability to report comparable store sales for the International segment from the first quarter of fiscal 2016 through the third quarter of fiscal 2017 as a result of the Canadian brand consolidation.

Beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial metrics. When we began to execute our Renew Blue transformation in the fourth quarter of fiscal 2013, we adopted a change to non-GAAP reporting to exclude non-restructuring property and equipment impairment charges from our non-GAAP results. From that point, through the fourth quarter of fiscal 2017, we believed that reporting non-GAAP results that excluded these charges provided a supplemental view of our ongoing performance that was useful and relevant to our investors. Now that Renew Blue has ended and Best Buy 2020: Building The New Blue has officially launched, we believe it is no longer necessary to adjust for non-restructuring property and equipment impairments in our non-GAAP reporting. We believe that future such impairments will predominantly be immaterial and incurred in the ordinary scope of ongoing operations. Accordingly, commencing in the first quarter of fiscal 2018, we no longer plan to adjust for non-restructuring property and equipment impairments. Impacted prior period non-GAAP financial measures will be recast to conform with this presentation.

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

Business Strategy Update

Our first quarter of fiscal 2018 delivered strong top and bottom line results, with consolidated comparable sales growth of 1.6%.

Domestic segment comparable sales grew by 1.4%, driven by strength in computing, connected home and gaming, partially offset by continued softness in tablets. We also continued to drive significant growth in the online channel with our Domestic segment online comparable sales increasing 22.5% in the first quarter of fiscal 2018 driven by conversion and traffic. Our Domestic segment online revenue was 12.9% of total Domestic segment revenue in the first quarter of fiscal 2018 compared to 10.6% in the first quarter of fiscal 2017.

In the International segment, we delivered a 4.0% comparable sales increase in the first quarter of fiscal 2018 driven by continued growth of online revenue in Canada and Mexico and positive sales lifts associated with the Canadian store redesigns.

Best Buy 2020: Building the New Blue

In our most recent Annual Report, we introduced Best Buy 2020: Building the New Blue, which is focused on shaping our future and creating a company that customers and employees love and that generates a return for our shareholders.

As part of this new strategy, we outlined four priorities that we are pursuing during fiscal 2018. While it is early in our fiscal year, the below highlights our progress thus far.

1.
Explore and pursue growth opportunities around maximizing the multi-channel retail business and providing services and solutions that solve real customer needs and help us build deeper customer relationships.

We are continuing to expand several of the new concepts we have been testing related to services and solutions. On May 4, 2017, we publicly announced our plan to offer a new service, Best Buy Smart Home, powered by Vivint, in more than 400 stores by Holiday. Guided by in-store experts, customers select from a suite of leading smart home products - including smart locks, lights, cameras, thermostats and more - and get expert installation, app-based system control and a 24/7 professional monitoring service.

Also in the smart home area, we are curating new product categories across the home. For example, in the first quarter we launched a new Smart Nursery assortment. More broadly, we are very focused on the Smart Home as a key part of our Best Buy 2020 strategy, and we will continue to enhance this category across our stores and websites this year.

We also expanded the test of our new approach to technical support. Last year in Canada we began testing a new service offering that provides 24/7 support for all of the technology products a customer owns, regardless of whether they were bought at Best Buy. It also includes other valuable benefits like discounts on installation services and warranty programs. We expanded that pilot to additional markets in Canada and we are now piloting a version of the program in two U.S. markets.

We expanded the pilot of our in-home advisor program to another major U.S. market. We are currently operating in Atlanta, Austin, Orlando, San Antonio and Washington, D.C. We are now planning to expand the program nationwide later this year.

We continue to drive digital innovation, which is crucial to the success of Best Buy 2020. In the first quarter, our Domestic online revenue reached $1.0 billion for the first time in a non-Holiday quarter. We are pleased with our progress and believe there are plenty of opportunities to more effectively help our customers in their shopping journey.

We are pursuing growth around key product categories by refining how we sell, including around (1) emerging product categories like connected home; (2) appliances where we believe we can continue to grow share and revenue; and (3) mobile. As it relates to mobile, we recently launched an initiative focused on improving the multi-channel shopping experience for mobile phones. The smartphone industry has significantly changed over the past few years especially with installment billing plans, unlimited data plans and the proliferation of pre-paid and unlocked devices. This can make shopping for a smartphone confusing and complicated. In response to this changing landscape, we are improving the experience on BestBuy.com and revamping the mobile departments in many of our stores to create a better, easier, more seamless shopping experience for customers. For the new phone launch in April 2017, for example, we simplified the buying experience and provided clarity of carrier offers and ease of phone selection and saw strong pre-orders in this iconic phone launch. This initiative will include other enhancements such as improvements to the phone activation process, the addition of more specially trained mobile associates and enhanced displays. This work will impact several hundred of our stores by the end of the third quarter of fiscal 2018.

2.	Improve our execution in key areas that support our growth strategy.

In our stores, we are very focused on continuing to improve our sales effectiveness. We are doing this by (1) providing systematic coaching, training and certification; (2) increasing tenure in our store leadership roles; and (3) lowering associate turnover. These things are resulting in ongoing NPS improvements related to associate knowledge.

We are also investing in large product fulfillment to both support business growth and materially improve the customer experience. For example, we are collaborating more closely with our vendors to improve inventory availability and in-stock levels, and we are optimizing our supply chain process capabilities through standardization and training. Additionally, we are selectively adding distribution center capacity to support business growth and to get products closer to the customer.

A third area of focus from an execution standpoint is to reduce our exposure to excess and obsolete inventories while improving our recovery rates. By more proactively planning product transitions and better managing clearance pricing across sales channels, we materially improved our at-risk inventory position in the first quarter of fiscal 2018 versus the same period in the prior year, allowing us to re-invest those dollars into the new inventory our customers want.

3.	Continue to reduce costs and drive efficiencies through the business.

In the first quarter of fiscal 2018, we achieved another $50 million in annual cost reductions and gross profit optimization. We have now reached our $400 million target - three fiscal quarters ahead of our original deadline.

In our May 25, 2017, earnings conference call, we announced a new target of $600 million in additional cost reduction and gross profit optimization to be completed by the end of our fiscal 2021. We believe we continue to have significant opportunities to reduce cost, in particular, through the use of a continuous improvement approach, working cross-functionally to re-engineer and pull cost out of complex processes. Consistent with the $400 million plan we just completed, we expect to use these cost reductions to fund investments and to offset ongoing pressures in our business.

4.	Build the capabilities necessary to deliver on the first three priorities, which will involve making investments in people and systems to drive growth, execution and efficiencies.

We have been investing in labor expertise across our sales associates and our Geek Squad agents. We are also in the process of implementing our new warehouse management system and are beginning to improve our customer relationship management capabilities, starting with our in-home advisors.

In summary, we began fiscal 2018 with a strong start and we are energized about our opportunities and the strategy we are pursuing. We believe we are uniquely positioned to help our customers in a meaningful way with our combination of multi-channel assets - including our online, store and in-home capabilities.

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

The results of Jiangsu Five Star Appliance Co., Limited ("Five Star"), in our International segment, are presented as discontinued operations in our Condensed Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended
	April 29, 2017	April 30, 2016
Revenue	$8,528	$8,443
Revenue % gain (decline)	1.0%	(1.3)%
Comparable sales % gain (decline)(1)	1.6%	(0.1)%
Gross profit	$2,022	$2,145
Gross profit as a % of revenue(2)	23.7%	25.4%
SG&A	$1,722	$1,744
SG&A as a % of revenue(2)	20.2%	20.7%
Restructuring charges	$—	$29
Operating income	$300	$372
Operating income as a % of revenue	3.5%	4.4%
Net earnings from continuing operations	$188	$226
Earnings from discontinued operations	$—	$3
Net earnings	$188	$229
Diluted earnings per share from continuing operations	$0.60	$0.69
Diluted earnings per share	$0.60	$0.70

(1)
Due to the Canadian brand consolidation impact on our International segment comparable sales metric, Consolidated comparable sales for the three months ended April 30, 2016, equal the Domestic segment comparable sales. Refer to the Overview section within this Item 2. MD&A for more information.

(2)
Because retailers vary in how they record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

The components of the 1.0% revenue increase for the first quarter of fiscal 2018 were as follows:

Three Months Ended
April 29, 2017
Comparable sales impact	1.5%
Non-comparable sales(1)	(0.4)%
Impact of foreign currency exchange rate fluctuations	(0.1)%
Total revenue increase	1.0%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The gross profit rate decreased by 1.7% of revenue in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Our Domestic segment drove a rate decrease of 1.6% of revenue, while our International segment declined 0.1%. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased by 0.5% of revenue in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. Our Domestic segment rate decreased by 0.4% of revenue, while our International segment declined 0.1%. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

Our operating income rate decreased to 3.5% of revenue in the first quarter of fiscal 2018, compared to 4.4% of revenue the first quarter of fiscal 2017. The decrease in operating income was primarily due to the decrease in our Domestic segment gross profit rate partially offset by a decrease in our Domestic segment restructuring charges. For further discussion of each segment's operating income, see Segment Performance Summary below.

Income Tax Expense

Income tax expense decreased to $104 million in the first quarter of fiscal 2018 compared to $134 million in the prior-year period, primarily as a result of a decrease in pre-tax earnings. Our effective income tax rate in the first quarter of fiscal 2018 was 35.6% compared to a rate of 37.3% in the first quarter of fiscal 2017. The decrease in the effective income tax rate was primarily due to the recognition of excess tax benefits related to stock-based compensation (as discussed below), a higher mix of forecast taxable income from foreign operations and the resolution of certain tax matters in the current year period.

In the first quarter of fiscal 2018, the company adopted Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which now requires all differences between the tax value and the book value for stock-based compensation to be recognized as either income tax expense or benefit as the shares vest or options are exercised or cancelled. The impact of this change on the first quarter of fiscal 2018 was a benefit of approximately $2 million.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We update our estimate of the annual effective tax rate each quarter, and we make a cumulative adjustment if our estimated tax rate changes. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, recognition of excess tax benefits or deficiencies related to stock-based compensation, changes in laws or regulations and expenses or losses for which tax benefits are not recognized. Our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible losses on our effective tax rate is greater when our pre-tax income is lower.

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

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended
	April 29, 2017	April 30, 2016
Revenue	$7,912	$7,829
Revenue % gain (decline)	1.1%	(0.8)%
Comparable sales % gain (decline)(1)	1.4%	(0.1)%
Gross profit	$1,871	$1,986
Gross profit as a % of revenue	23.6%	25.4%
SG&A	$1,573	$1,587
SG&A as a % of revenue	19.9%	20.3%
Restructuring charges	$—	$27
Operating income	$298	$372
Operating income as a % of revenue	3.8%	4.8%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	12.9%	10.6%
Comparable online sales % gain(1)	22.5%	23.9%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of our Domestic segment's 1.1% revenue increase for the first quarter of fiscal 2018 were as follows:

Three Months Ended
April 29, 2017
Comparable sales impact	1.4%
Non-comparable sales(1)	(0.3)%
Total revenue increase	1.1%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The increase in the first quarter of fiscal 2018 Domestic segment revenue was driven by comparable sales growth of 1.4%, partially offset by the loss of revenue from Best Buy and Best Buy Mobile store closures. Domestic segment online revenue of $1.0 billion increased 22.5% on a comparable basis, primarily due to higher conversion rates and increased traffic.

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2018 and 2017:

	Fiscal 2018				Fiscal 2017
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	1,026	—	(2)	1,024	1,037	—	(1)	1,036
Best Buy Mobile stand-alone	309	—	(11)	298	350	—	(12)	338
Pacific Sales stand-alone	28	—	—	28	28	—	—	28
Total Domestic segment stores	1,363	—	(13)	1,350	1,415	—	(13)	1,402

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

The following table presents the Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category in the first quarters of fiscal 2018 and 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Consumer Electronics	33%	33%	0.7%	5.6%
Computing and Mobile Phones	45%	47%	(0.3)%	(3.5)%
Entertainment	7%	6%	11.3%	(11.6)%
Appliances	10%	9%	4.6%	14.3%
Services	5%	5%	4.2%	(10.7)%
Other	—%	—%	n/a	n/a
Total	100%	100%	1.4%	(0.1)%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Consumer Electronics: Comparable sales gain was driven primarily by home automation products.

•	Computing and Mobile Phones: Comparable sales decline was driven primarily by declines in tablets, partially offset by gains in computing.

•	Entertainment: Comparable sales gain was driven primarily by gaming hardware.

•	Appliances: Comparable sales gain was driven primarily by large appliances.

•	Services: Comparable sales gain was driven primarily by higher net commissions earned on warranty plan sales as a result of reductions to the premiums that we pay to the third party underwriter.

The gross profit rate of our Domestic segment decreased due to the $183 million in non-recurring cathode ray tube ("CRT") settlement proceeds received in the first quarter of fiscal 2017, which was partially offset by improved margin rates across multiple categories.

The SG&A rate of our Domestic segment decreased primarily due to the $22 million in non-recurring CRT settlement legal fees incurred in the first quarter of fiscal 2017.

Our Domestic segment restructuring charges in the first quarter of fiscal 2017 related to our Renew Blue Phase 2, which had no activity in the same period of fiscal 2018. Refer to Note 5, Restructuring Charges, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Our Domestic segment operating income rate decreased due to the net $161 million non-recurring CRT settlement, partially offset by lower restructuring charges and improved gross margin rates across multiple categories.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended
	April 29, 2017	April 30, 2016
Revenue	$616	$614
Revenue % gain (decline)	0.3%	(8.1)%
Comparable sales % gain(1)	4.0%	n/a
Gross profit	$151	$159
Gross profit as a % of revenue	24.5%	25.9%
SG&A	$149	$157
SG&A as a % of revenue	24.2%	25.6%
Restructuring charges	$—	$2
Operating income	$2	$—
Operating income as a % of revenue	0.3%	—%

(1)
Due to the Canadian brand consolidation impact on our International segment comparable sales metric, we did not report an International segment comparable sales metric for the three months ended April 30, 2016. Refer to the Overview section within this Item 2. MD&A for more information.

The components of our International segment's 0.3% revenue increase for the first quarter of fiscal 2018 were as follows:

Three Months Ended
April 29, 2017
Comparable sales	3.8%
Non-comparable sales(1)	(2.0)%
Impact of foreign currency exchange rate fluctuations	(1.5)%
Total revenue increase	0.3%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The increase in the first quarter of fiscal 2018 International segment revenue was driven by comparable sales growth of 4.0% due to growth in both Canada and Mexico, which was partially offset by a $13 million decrease in our periodic profit share in Canada and the negative impact of foreign currency exchange rate fluctuations. The profit-share revenue included in our non-comparable sales relate to our extended warranty protection plans that are managed by a third party underwriter. We may be eligible to receive profit-sharing payments, depending on the performance of the portfolio. When performance of the portfolio is strong and the claims cost to the third party underwriter declines, we are entitled to share in the excess premiums.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2018 and 2017:

	Fiscal 2018				Fiscal 2017
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Best Buy	134	—	—	134	136	—	(1)	135
Best Buy Mobile stand-alone	53	—	—	53	56	—	—	56
Mexico
Best Buy	20	—	—	20	18	—	—	18
Express	5	—	—	5	6	—	—	6
Total International segment stores	212	—	—	212	216	—	(1)	215

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category in the first quarters of fiscal 2018 and 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016(1)
Consumer Electronics	29%	29%	3.0%	n/a
Computing and Mobile Phones	48%	50%	(1.5)%	n/a
Entertainment	7%	6%	14.8%	n/a
Appliances	7%	5%	37.9%	n/a
Services	7%	8%	11.1%	n/a
Other	2%	2%	n/a	n/a
Total	100%	100%	4.0%	n/a

(1)
Due to the Canadian brand consolidation impact on our International segment comparable sales metric, we did not report an International segment comparable sales metric for the three months ended April 30, 2016. Refer to the Overview section within this Item 2. MD&A for more information.

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•	Consumer Electronics: Comparable sales gain was driven primarily by portable audio, large screen televisions and home automation products.

•	Computing and Mobile Phones: Comparable sales decline was driven primarily by tablets.

•	Entertainment: Comparable sales gain was driven primarily by gaming hardware.

•	Appliances: Comparable sales gain was driven primarily by small and large appliances.

•	Services: Comparable sales gain was driven primarily by installation and technical support.

The gross profit rate of our International segment decreased primarily due to a $13 million decrease in our periodic profit share revenue in Canada as described above.

Our International segment SG&A rate decrease was driven primarily by lower administrative and payroll and benefits costs.

Our International segment operating income rate increased slightly due to lower SG&A.

Consolidated Non-GAAP Financial Measures

The following table reconciles consolidated operating income, effective tax rate, net earnings and diluted earnings per share ("EPS") from continuing operations for the periods presented (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings and non-GAAP diluted earnings per share from continuing operations for the periods presented ($ in millions, except per share amounts):

	Three Months Ended
	April 29, 2017	April 30, 2016(1)
Operating income	$300	$372
Net CRT/LCD settlements(2)	—	(161)
Restructuring charges(3)	—	29
Non-GAAP operating income	$300	$240

Income tax expense	$104	$134
Effective tax rate	35.6%	37.3%
Income tax impact of non-GAAP adjustments(4)	—	(49)
Non-GAAP income tax expense	$104	$85
Non-GAAP effective tax rate	35.6%	37.7%

Net earnings from continuing operations	$188	$226
Net CRT/LCD settlements(2)	—	(161)
Restructuring charges(3)	—	29
Gain on sale of investments	—	(2)
Income tax impact of non-GAAP adjustments(4)	—	49
Non-GAAP net earnings from continuing operations	$188	$141

Diluted EPS from continuing operations	$0.60	$0.69
Per share impact of net CRT settlements(2)	—	(0.49)
Per share impact of restructuring charges(3)	—	0.09
Per share impact of gain on sale of investments	—	(0.01)
Per share income tax impact of non-GAAP adjustments(4)	—	0.15
Non-GAAP diluted EPS from continuing operations	$0.60	$0.43

(1)
Beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial measures. To ensure our financial results are comparable, we have recast the prior period balance to conform to this presentation. Refer to the Overview section within this Item 2. MD&A for more information.

(2)
Represents CRT and LCD litigation settlements reached, net of related legal fees and costs. Settlements related to products purchased and sold in prior fiscal years. For the three months ended April 30, 2016, the entire balance related to the United States. Refer to Note 12, Contingencies and Commitments, within the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information.

(3)
Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. For the three months ended April 30, 2016, $27 million related to the United States and $2 million related to Canada.

(4)
Income tax impact of non-GAAP adjustments is the summation of the calculated income tax charge related to each non-GAAP non-income tax adjustment. The non-GAAP adjustments relate primarily to adjustments in the United States and Canada. As such, the income tax charge is calculated using the statutory tax rates of 38.0% for the United States and 26.6% for Canada, applied to the non-GAAP adjustments of each country.

Non-GAAP operating income was 3.5% and 2.8% of revenue for the first quarter of fiscal 2018 and fiscal 2017, respectively. This increase was driven by increases in gross profit rate driven by improved merchandise margin rates and good expense management.

Non-GAAP effective tax rate decreased primarily due to the recognition of excess tax benefits related to stock-based compensation, the resolution of certain tax matters and a higher mix of forecast taxable income from foreign operations in the current year period.

The increase in non-GAAP operating income and the decrease in the non-GAAP effective tax rate drove the increase in both non-GAAP net earnings from continuing operations and non-GAAP diluted EPS from continuing operations. Non-GAAP diluted EPS from continuing operations also increased due to lower diluted weighted-average common shares outstanding driven by our share repurchases. Refer to the Share Repurchases and Dividends section below for additional details.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment needed to support our business strategies, the performance of our business, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are components of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Best Buy 2020: Building the New Blue strategies.

The following table summarizes our cash and cash equivalents and short-term investments balances at April 29, 2017, January 28, 2017, and April 30, 2016 ($ in millions):

	April 29, 2017	January 28, 2017	April 30, 2016
Cash and cash equivalents	$1,651	$2,240	$1,845
Short-term investments	1,948	1,681	1,220
Total cash and cash equivalents and short-term investments	$3,599	$3,921	$3,065

Existing cash and cash equivalents and short-term investments as well as cash generated from operations were sufficient to fund share repurchases, capital expenditures and dividends during the first quarter of fiscal 2018 without the need to utilize our credit facilities or other debt arrangements.

Cash Flows

The following table summarizes our cash flows from total operations for the first three months of fiscal 2018 and 2017 ($ in millions):

	Three Months Ended
	April 29, 2017	April 30, 2016(1)
Total cash provided by (used in):
Operating activities	$243	$492
Investing activities	(423)	(40)
Financing activities	(413)	(621)
Effect of exchange rate changes on cash	(6)	40
Decrease in cash, cash equivalents and restricted cash	$(599)	$(129)

(1)
Represents cash flows as of April 30, 2016, recast to present our retrospective adoption of accounting guidance related to the presentation of the cash flow statement. Refer to Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Operating activities
The decrease in cash provided by operating activities was primarily due to changes in working capital associated with the timing of inventory receipts and payments as well as the timing of advertising payments. During fiscal 2017, we generally purchased inventory later in the Holiday season than in the prior year causing more payments to occur during the first quarter of fiscal 2018. This was partially offset by changes in receivables driven by higher revenues at the end of fiscal 2017 than the prior year and the subsequent timing of collections during fiscal 2018 compared with fiscal 2017. Timing of income tax payments also contributed to an increase to inflows in fiscal 2018.

Investing activities
The increase in cash used in investing activities was primarily due to purchases of short-term investments.

Financing activities
The decrease in cash used in financing activities was due to repayment of our 2016 Notes and payment of a special dividend in fiscal 2017, somewhat offset by increased share repurchases and an increase in our regular quarterly dividend rate. On March 1, 2017, we announced our intent to increase our share repurchases to $3.0 billion over the next two years compared to the $1.0 billion over two years that had been announced in February 2016. We also increased our regular quarterly dividend from $0.28 per share to $0.34 per share.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, short-term investments, our credit facilities and other debt arrangements are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures, strategic initiatives, share repurchases and dividends. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2021. At April 29, 2017, we had no borrowings outstanding under the Five-Year Facility Agreement. Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information on our Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At April 29, 2017, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at June 1, 2017, are summarized below. In fiscal 2017, Standard & Poor's Rating Services upgraded its long-term credit rating from BB+ to BBB- with a Stable outlook; Moody's Investors Service, Inc. affirmed its long-term credit rating of Baa1 with a Stable outlook; and Fitch Ratings Limited affirmed its long-term credit rating of BBB- with a Stable outlook.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in Other current assets, remained consistent at $183 million, $193 million, and $187 million at April 29, 2017, January 28, 2017, and April 30, 2016, respectively.

Debt and Capital

As of April 29, 2017, we have $500 million principal amount of notes due August 1, 2018 (the "2018 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes"). Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information about our 2018 Notes and 2021 Notes.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

On March 1, 2017, we announced our intent to repurchase $3.0 billion of shares over the next two years. In order to execute this plan, our Board approved a new $5.0 billion share repurchase program in February 2017. This share repurchase program supersedes the previous $5.0 billion authorization dated June 2011, which had $2.2 billion remaining as of January 28, 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program. Repurchased shares are retired and constitute authorized but unissued shares.

The following table presents our share repurchase history for the three months ended April 29, 2017, and April 30, 2016 (in millions except per share amounts):

	Three Months Ended
	April 29, 2017	April 30, 2016(1)
Total cost of shares repurchased	$384	$101
Average price per share	$46.30	$30.55
Number of shares repurchased	8.3	3.3

(1)
Includes the settlement of an accelerated share repurchase contract. Refer to Note 7, Shareholders' Equity, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information on this contract.

The increase in share repurchase activity reflects our announced intent in March 2017 to increase our share repurchases to $3.0 billion over the next two years compared with the $1.0 billion over two years that had been announced in February 2016.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. The following table presents our dividend activity for the three months ended April 29, 2017, and April 30, 2016 (in millions, except per share amounts):

	Three Months Ended
	April 29, 2017	April 30, 2016
Regular quarterly cash dividends per share	$0.34	$0.28
Special cash dividends per share (1)	—	0.45
Total cash dividends per share	$0.34	$0.73

Cash dividends declared and paid	$105	$238

(1)
Special cash dividends are authorized by our Board and issued upon their discretion. Dividends paid in fiscal 2017 related to the net after-tax proceeds from certain legal settlements and asset disposals.

The decline in cash dividends declared and paid was the result of the lack of a special dividend and fewer shares due to the return of capital to shareholders through share repurchases. This was somewhat offset by a 21% increase in the regular quarterly dividend rate.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.5 at the end of the first quarter of fiscal 2018, unchanged when compared with the end of fiscal 2017 and the end of the first quarter of fiscal 2017.

Our debt to net earnings ratio was 1.2 at the end of the first quarter of fiscal 2018, compared to 1.1 at the end of fiscal 2017 and 1.4 at the end of the first quarter of fiscal 2017. The first quarter of fiscal 2018 was consistent compared with the end of fiscal 2017. The decrease at the end of the first quarter of fiscal 2018 compared to the end of the first quarter of fiscal 2017 was primarily due to an increase in earnings. Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, was 1.6 at the end of the first quarter of fiscal 2018 and the end of the fiscal 2017, compared to 1.7 at the end of the first quarter of fiscal 2017. The decrease at the end of fiscal 2018 compared to the end of the first quarter of fiscal 2017 was primarily due to an increase in net earnings.

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	April 29, 2017(1)	January 28, 2017(1)	April 30, 2016(1)
Debt (including current portion)	$1,347	$1,365	$1,378
Capitalized operating lease obligations (5 times rental expense)(2)	3,879	3,872	3,869
Non-GAAP debt	$5,226	$5,237	$5,247

Net earnings from continuing operations	$1,169	$1,207	$996
Other income (expense) (including interest expense, net )	34	38	66
Income tax expense	579	609	599
Depreciation and amortization expense	653	654	657
Rental expense	776	774	774
Restructuring charges and other(3)(4)	10	39	45
Non-GAAP EBITDAR	$3,221	$3,321	$3,137

Debt to net earnings ratio	1.2	1.1	1.4
Non-GAAP debt to EBITDAR ratio	1.6	1.6	1.7

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of EBITDAR represent activity for the 12-months ended as of each of the respective dates.

(2)
The multiple of five times annual rent expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(3)
Includes the impact of restructuring charges. Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for addition information regarding the nature of these charges.

(4)
Beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial measures. To ensure our financial results are comparable, we have recast the prior period balances to conform to this presentation. Refer to the Overview section within this Item 2. MD&A for more information.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases and our $1.25 billion in undrawn capacity on our credit facilities at April 29, 2017, which, if drawn upon, would be included as short-term debt in our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2017. See our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. In the first quarter of fiscal 2018, we adopted accounting policy changes related to stock-based compensation and inventory valuation, as described in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. There have been no other significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2017.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions (including fluctuations in housing prices, oil markets and jobless rates), conditions in the industries and categories in which we operate, changes in consumer preferences or confidence, changes in consumer spending and debt levels, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, trade restrictions or changes in the costs of imports, competitive initiatives of competitors (including pricing actions and promotional activities), strategic and business decisions of our vendors (including actions that could impact promotional support, product margin and/or supply), the success of new product launches, the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to prevent or react to a disaster recovery situation, changes in law or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, changes in our stock price and the impact on excess tax benefits or deficiencies related to stock-based compensation, foreign currency fluctuation, our ability to manage our property portfolio, the impact of labor markets, our ability to retain qualified employees and management, failure to achieve anticipated expense and cost reductions, disruptions in our supply chain, the costs of procuring goods we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities), inability to secure or maintain favorable vendor terms, failure to accurately predict the duration over which we will incur costs, development of new businesses, failure to complete or achieve anticipated benefits of announced transactions and our ability to protect information relating to our employees and customers. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Form 10-K for fiscal 2017, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and short-term investments generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to a floating-rate such that the interest rate expense on this debt will vary with short-term interest rates. Refer to Note 5, Debt, and Note 6, Derivative Instruments, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information regarding our interest rate swaps.

As of April 29, 2017, we had $3.6 billion of cash and short-term investments and $825 million of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $2.8 billion generating income, which is exposed to interest rate changes. As of April 29, 2017, a 50 basis point increase in short-term interest rates would lead to an estimated $14 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $14 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at April 29, 2017, was $242 million. The net fair value recorded on our Condensed Consolidated Balance Sheets at April 29, 2017, related to our foreign exchange forward contracts was $7 million. The amount recorded in our Condensed Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a gain of $1 million in the first quarter of fiscal 2018.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $9 million and no material impact on our net earnings in the first quarter of fiscal 2018.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at April 29, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at April 29, 2017, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended April 29, 2017, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the first quarter of fiscal 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase programs and the approximate dollar value of shares that still could have been repurchased at the end of each fiscal period, pursuant to our June 2011 and February 2017 $5.0 billion share repurchase programs:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Jan. 29, 2017 through Feb. 25, 2017	851,988	$44.64	851,988	$2,200,000,000
Feb. 26, 2017 through April 1, 2017	4,834,770	$44.83	4,834,770	$4,783,000,000
April 2, 2017 through April 29, 2017	2,611,535	$49.56	2,611,535	$4,654,000,000
Total Fiscal 2018 First Quarter	8,298,293	$46.30	8,298,293

(1)
Pursuant to a $5.0 billion share repurchase program that was authorized by our Board in June 2011 and in February 2017. The $5.0 billion share repurchase program authorized in June 2011 was terminated and replaced by the $5.0 billion share repurchase program effective February 27, 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program. For additional information see Note 10, Repurchase of Common Stock, Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

10.1	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares

10.2	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2018, filed with the SEC on June 5, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at April 29, 2017, January 28, 2017, and April 30, 2016, (ii) the Condensed Consolidated Statements of Earnings for the three months ended April 29, 2017, and April 30, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 29, 2017, and April 30, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 29, 2017, and April 30, 2016, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 29, 2017, and April 30, 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: June 5, 2017	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: June 5, 2017	By:	/s/ CORIE BARRY
Corie Barry
Chief Financial Officer

Date: June 5, 2017	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Vice President, Finance – Controller and Chief Accounting Officer