Form 10-Q
period 2017-07-29
BEST BUY CO INC
filed 2017-09-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
The registrant had 299,184,572 shares of common stock outstanding as of August 30, 2017.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED JULY 29, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
$ in millions, except per share and share amounts (unaudited)

	July 29, 2017	January 28, 2017	July 30, 2016
Assets
Current assets
Cash and cash equivalents	$1,365	$2,240	$1,861
Short-term investments	2,125	1,681	1,590
Receivables, net	965	1,347	926
Merchandise inventories	5,167	4,864	4,908
Other current assets	456	384	409
Total current assets	10,078	10,516	9,694
Property and equipment, net	2,327	2,293	2,295
Goodwill	425	425	425
Other assets	614	622	840
Total assets	$13,444	$13,856	$13,254

Liabilities and equity
Current liabilities
Accounts payable	$5,072	$4,984	$4,800
Unredeemed gift card liabilities	383	427	369
Deferred revenue	427	418	380
Accrued compensation and related expenses	309	358	272
Accrued liabilities	787	865	840
Accrued income taxes	83	26	96
Current portion of long-term debt	44	44	43
Total current liabilities	7,105	7,122	6,800
Long-term liabilities	682	704	794
Long-term debt	1,310	1,321	1,341
Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 300,000,000, 311,000,000 and 317,000,000 shares, respectively	30	31	32
Retained earnings	3,996	4,399	3,991
Accumulated other comprehensive income	321	279	296
Total equity	4,347	4,709	4,319
Total liabilities and equity	$13,444	$13,856	$13,254

NOTE: The Consolidated Balance Sheet as of January 28, 2017, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Revenue	$8,940	$8,533	$17,468	$16,976
Cost of goods sold	6,787	6,471	13,293	12,769
Gross profit	2,153	2,062	4,175	4,207
Selling, general and administrative expenses	1,830	1,773	3,552	3,517
Restructuring charges	2	—	2	29
Operating income	321	289	621	661
Other income (expense)
Gain on sale of investments	—	—	—	2
Investment income and other	7	8	18	14
Interest expense	(18)	(18)	(37)	(38)
Earnings from continuing operations before income tax expense	310	279	602	639
Income tax expense	101	97	205	231
Net earnings from continuing operations	209	182	397	408
Gain from discontinued operations (Note 2), net of tax benefit (expense) of $0, $(10), $0 and $(7), respectively	—	16	—	19
Net earnings	$209	$198	$397	$427

Basic earnings per share
Continuing operations	$0.69	$0.57	$1.29	$1.27
Discontinued operations	—	0.05	—	0.06
Basic earnings per share	$0.69	$0.62	$1.29	$1.33

Diluted earnings per share
Continuing operations	$0.67	$0.56	$1.27	$1.26
Discontinued operations	—	0.05	—	0.05
Diluted earnings per share	$0.67	$0.61	$1.27	$1.31

Dividends declared per common share	$0.34	$0.28	$0.68	$1.01

Weighted-average common shares outstanding
Basic	304.1	320.8	306.7	322.2
Diluted	310.8	322.9	313.0	324.8

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net earnings	$209	$198	$397	$427
Foreign currency translation adjustments	55	(20)	42	25
Comprehensive income	$264	$178	$439	$452

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Six Months Ended
	July 29, 2017	July 30, 2016
Operating activities
Net earnings	$397	$427
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	329	327
Restructuring charges	2	29
Stock-based compensation	67	57
Deferred income taxes	9	—
Other, net	(2)	(29)
Changes in operating assets and liabilities:
Receivables	401	239
Merchandise inventories	(285)	161
Other assets	(45)	(29)
Accounts payable	15	355
Other liabilities	(237)	(159)
Income taxes	41	(81)
Total cash provided by operating activities	692	1,297

Investing activities
Additions to property and equipment	(296)	(276)
Purchases of investments	(2,221)	(1,388)
Sales of investments	1,806	1,112
Proceeds from property disposition	2	56
Other, net	1	5
Total cash used in investing activities	(708)	(491)

Financing activities
Repurchase of common stock	(771)	(271)
Repayments of debt	(19)	(374)
Dividends paid	(208)	(328)
Issuance of common stock	125	23
Other, net	(1)	8
Total cash used in financing activities	(874)	(942)
Effect of exchange rate changes on cash	18	25
Decrease in cash, cash equivalents and restricted cash	(872)	(111)
Cash, cash equivalents and restricted cash at beginning of period	2,433	2,161
Cash, cash equivalents and restricted cash at end of period	$1,561	$2,050

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Change in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 28, 2017	311	$31	$—	$—	$4,399	$279	$4,709
Adoption of ASU 2016-09	—	—	—	10	(12)	—	(2)
Net earnings, six months ended July 29, 2017	—	—	—	—	397	—	397
Other comprehensive loss, net of tax
Foreign currency translation adjustments	—	—	—	—	—	42	42
Stock-based compensation	—	—	—	67	—	—	67
Restricted stock vested and stock options exercised	5	—	—	121	—	—	121
Issuance of common stock under employee stock purchase plan	—	—	—	3	—	—	3
Common stock dividends, $0.68 per share	—	—	—	—	(209)	—	(209)
Repurchase of common stock	(16)	(1)	—	(201)	(579)	—	(781)
Balances at July 29, 2017	300	$30	$—	$—	$3,996	$321	$4,347

Balances at January 30, 2016	324	$32	$(55)	$—	$4,130	$271	$4,378
Net earnings, six months ended July 30, 2016	—	—	—	—	427	—	427
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	25	25
Stock-based compensation	—	—	—	57	—	—	57
Restricted stock vested and stock options exercised	3	—	—	20	—	—	20
Settlement of accelerated share repurchase	—	—	55	—	—	—	55
Issuance of common stock under employee stock purchase plan	—	—	—	3	—	—	3
Tax benefit from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	4	—	—	4
Common stock dividends, $1.01 per share	—	—	—	—	(328)	—	(328)
Repurchase of common stock	(10)	—	—	(84)	(238)	—	(322)
Balances at July 30, 2016	317	$32	$—	$—	$3,991	$296	$4,319

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a higher proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The first six months of fiscal 2018 and fiscal 2017 included 26 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from July 30, 2017, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

Based on our analysis thus far, we believe the impact of adopting the new guidance will be immaterial to our annual and interim financial statements. The primary impacts we have identified thus far are:

•	Minor changes to the timing of recognition of revenues related to gift cards and loyalty programs;

•
Changes to certain immaterial revenues that are currently reported on a gross basis, to be reported on a net basis (with no change in timing of recognition) with consequently no impacts to earnings; and

•	The balance sheet presentation of our sales returns reserve, which will be shown as a separate asset and liability versus the current net presentation.

In addition, we expect adoption to lead to increased footnote disclosures, particularly with regard to revenue related balance sheet accounts and revenue by channel and category. We also expect the adoption and consequent changes to our procedures and methodologies to require adjustments to our internal controls over financial reporting.

As interpretations of the new rules continue to evolve, we will continue to monitor developments and expect to finalize our conclusions in the fourth quarter of fiscal 2018. We plan to adopt this standard in the first quarter of our fiscal 2019. Providing we ultimately conclude that the impacts of adoption are immaterial, we would expect to use the modified retrospective method. Under this method, we would recognize the cumulative effect of the changes in retained earnings at the date of adoption, but would not restate prior periods.

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

•
ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Excess tax benefits and tax deficiencies are now recognized in our provision for income taxes as a discrete event rather than as a component of stockholders’ equity. In addition, we elected to account for forfeitures as they occur. The cumulative effect of this policy change amounted to $12 million, net of tax, and was recorded as a reduction to our retained earnings opening balance. Finally, we elected to present the Condensed Consolidated Statements of Cash Flows on a retrospective transition method, and prior periods have been adjusted to present excess tax benefits as cash flows from operating activities.

•
ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, and ASU 2016-18, Statement of Cash Flows: Restricted Cash. The retrospective adoption increased our beginning and ending cash balance within our statement of cash flows. The adoption had no other material impacts to our cash flow statement and had no impact on our results of operations or financial position.

The following table reconciles the Condensed Consolidated Statement of Cash Flows line items impacted by the adoption of these standards at July 30, 2016:

	July 30, 2016 Reported	ASU 2016-09 Adjustment	ASU 2016-15 Adjustment	ASU 2016-18 Adjustment	July 30, 2016 Adjusted
Operating activities
Other, net	$(38)	$9	$—	$—	$(29)
Changes in operating assets and liabilities:
Receivables	240	—	(1)	—	239
Merchandise inventories	160	—	1	—	161
Total cash provided by operating activities	1,288	9	—	—	1,297

Investing activities
Change in restricted assets	(4)	—	—	4	—
Total cash used in investing activities	(495)	—	—	4	(491)

Financing activities
Other, net	17	(9)	—	—	8
Total cash used in financing activities	(933)	(9)	—	—	(942)

Decrease in cash, cash equivalents and restricted cash	(115)	—	—	4	(111)
Cash, cash equivalents and restricted cash at beginning of period	1,976	—	—	185	2,161
Cash, cash equivalents and restricted cash at end of period	$1,861	$—	$—	$189	$2,050

Total Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the total shown in the Condensed Consolidated Statement of Cash Flows:

	July 29, 2017	January 28, 2017	July 30, 2016
Cash and cash equivalents	$1,365	$2,240	$1,861
Restricted cash included in Other current assets	196	193	189
Total cash, cash equivalents and restricted cash	$1,561	$2,433	$2,050

Amounts included in restricted cash are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

2.	Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. In February 2015, we completed the sale of Five Star. Following the sale, we continued to hold as available for sale one retail property in Shanghai, China. In May 2016, the second quarter of fiscal 2017, we completed the sale of the property and recognized a gain, net of income tax, of $16 million. The gain on sale of the property is included in Other, net within the operating activities section of the Condensed Consolidated Statements of Cash Flows.

The aggregate financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gain from discontinued operations before income tax expense	$—	$26	$—	$26
Income tax expense	—	(10)	—	(7)
Net gain from discontinued operations	$—	$16	$—	$19

3.	Fair Value Measurements

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

The following table sets forth, by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at July 29, 2017, January 28, 2017, and July 30, 2016, according to the valuation techniques we used to determine their fair values ($ in millions):

	Fair Value Hierarchy	Fair Value at
		July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
Cash and cash equivalents
Money market funds	Level 1	$175	$290	$87
Commercial paper	Level 2	60	—	—
Time deposits	Level 2	16	15	169
Short-term investments
Corporate bonds	Level 2	—	—	6
Commercial paper	Level 2	299	349	170
Time deposits	Level 2	1,826	1,332	1,414
Other current assets
Money market funds	Level 1	2	7	—
Commercial paper	Level 2	60	60	60
Foreign currency derivative instruments	Level 2	—	2	1
Time deposits	Level 2	101	100	79
Other assets
Marketable securities that fund deferred compensation	Level 1	97	96	95
Interest rate swap derivative instruments	Level 2	16	13	27
Auction rate securities	Level 3	—	—	2

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	Level 2	15	3	5

There were no transfers between levels during the periods presented. During the third quarter of fiscal 2017, our remaining investments in auction rate securities ("ARS") were called at par, which resulted in proceeds of $2 million and no realized gain or loss. As of January 28, 2017, we had no items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3). For the three and six months ended July 29, 2017, and July 30, 2016, there were no changes in the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within Selling, general and administrative expenses and Restructuring charges in our Condensed Consolidated Statements of Earnings for non-restructuring and restructuring charges, respectively.

The following table summarizes the fair value remeasurements for property and equipment impairments recorded during the three and six months ended July 29, 2017, and July 30, 2016 ($ in millions):

	Impairments				Remaining Net Carrying Value(1)
	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Property and equipment (non-restructuring)	$1	$3	$6	$8	$—	$—
Property and equipment (restructuring)(2)	—	—	—	7	—	—
Total	$1	$3	$6	$15	$—	$—

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at July 29, 2017, and July 30, 2016.

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

4.	Goodwill and Intangible Assets

The following table provides the carrying values of goodwill and indefinite-lived tradenames for the Domestic segment ($ in millions):

	July 29, 2017	January 28, 2017	July 30, 2016
Goodwill	$425	$425	$425
Intangible assets included in Other assets	18	18	18

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment ($ in millions):

	July 29, 2017		January 28, 2017		July 30, 2016
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$675	$1,100	$675	$1,100	$675

5.	Restructuring Charges

Charges incurred in the three and six months ended July 29, 2017, and July 30, 2016, for our restructuring activities were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Renew Blue Phase 2	$—	$(2)	$—	$25
Canadian brand consolidation	(1)	2	(1)	1
Renew Blue(1)	3	—	3	3
Other restructuring activities(2)	—	—	—	—
Total restructuring charges	$2	$—	$2	$29

(1)
Represents activity related to our remaining vacant space liability, primarily in our International segment, for our Renew Blue restructuring program, which began in the fourth quarter of fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $12 million at July 29, 2017.

(2)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $8 million at July 29, 2017.

Renew Blue Phase 2

In the first quarter of fiscal 2017, we took several strategic actions to eliminate and simplify certain components of our operations and restructure certain field and corporate teams as part of our Renew Blue Phase 2 plan. No charges were incurred in the three and six months ended July 29, 2017. We recorded a benefit of $2 million and incurred charges of $25 million related to Phase 2 of the plan during the three and six months ended July 30, 2016, respectively. The benefit related to lower employee termination benefits and the charges incurred primarily consisted of employee termination benefits and property and equipment impairments.

All restructuring charges related to this plan are from continuing operations and are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred for Renew Blue Phase 2 during the three and six months ended July 29, 2017, and July 30, 2016, as well as the cumulative amount incurred through July 29, 2017, was as follows ($ in millions):

	Domestic
	Three Months Ended		Six Months Ended		Cumulative Amount
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	July 29, 2017
Property and equipment impairments	$—	$—	$—	$7	$8
Termination benefits	—	(2)	—	18	18
Total restructuring charges	$—	$(2)	$—	$25	$26

As of July 29, 2017, and January 28, 2017, there was no restructuring accrual balance. The restructuring accrual activity related to termination benefits was as follows for the six months ended July 30, 2016 ($ in millions):

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

The composition of total restructuring charges we incurred for the Canadian brand consolidation in the three and six months ended July 29, 2017, and July 30, 2016, as well as the cumulative amount incurred through July 29, 2017, was as follows ($ in millions):

	International
	Three Months Ended		Six Months Ended		Cumulative Amount
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	July 29, 2017
Inventory write-downs	$—	$—	$—	$—	$3
Property and equipment impairments	—	—	—	—	30
Tradename impairment	—	—	—	—	40
Termination benefits	—	—	—	—	25
Facility closure and other costs	(1)	2	(1)	1	104
Total restructuring charges	$(1)	$2	$(1)	$1	$202

The following tables summarize our restructuring accrual activity during the six months ended July 29, 2017, and July 30, 2016, related to termination benefits and facility closure and other costs associated with the Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 28, 2017	$—	$34	$34
Charges	—	—	—
Cash payments	—	(10)	(10)
Adjustments(1)	—	(1)	(1)
Changes in foreign currency exchange rates	—	1	1
Balances at July 29, 2017	$—	$24	$24

Balances at January 30, 2016	$2	$64	$66
Charges	—	1	1
Cash payments	(1)	(18)	(19)
Adjustments(1)	—	(1)	(1)
Changes in foreign currency exchange rates	—	4	4
Balances at July 30, 2016	$1	$50	$51

(1)	Adjustments to facility closure and other costs represent changes in sublease assumptions.

6.    Debt

Long-term debt consisted of the following ($ in millions):

	July 29, 2017	January 28, 2017	July 30, 2016
2018 Notes	$500	$500	$500
2021 Notes	650	650	650
Interest rate swap valuation adjustments	16	13	27
Subtotal	1,166	1,163	1,177
Debt discounts and issuance costs	(4)	(5)	(6)
Financing lease obligations	166	177	181
Capital lease obligations	26	30	32
Total long-term debt	1,354	1,365	1,384
Less: current portion	44	44	43
Total long-term debt, less current portion	$1,310	$1,321	$1,341

The fair value of total long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,242 million, $1,240 million and $1,271 million at July 29, 2017, January 28, 2017, and July 30, 2016, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,166 million, $1,163 million and $1,177 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at July 29, 2017, January 28, 2017, and July 30, 2016 ($ in millions):

	July 29, 2017		January 28, 2017		July 30, 2016
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$—	$13	$2	$2	$1	$5
Derivatives designated as interest rate swaps(2)	16	—	13	—	27	—
No hedge designation (foreign exchange forward contracts)(1)	—	2	—	1	—	—
Total	$16	$15	$15	$3	$28	$5

(1)	The fair value is recorded in Other current assets or Accrued liabilities.

(2)	The fair value is recorded in Other assets or Long-term liabilities.

The following table presents the effects of derivative instruments by contract type on other comprehensive income ("OCI") and on our Condensed Consolidated Statements of Earnings for the three and six months ended July 29, 2017, and July 30, 2016 ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Derivatives designated as net investment hedges
Pre-tax gain (loss) recognized in OCI	$(19)	$8	$(11)	$(16)

Derivatives designated as interest rate swaps
Gain (loss) recognized within Interest expense
Interest rate swap gain	$14	$12	$3	$2
Long-term debt loss	(14)	(12)	(3)	(2)
Net impact	$—	$—	$—	$—

No hedge designation (foreign exchange forward contracts)
Gain (loss) recognized within Selling, general and administrative expenses	$(4)	$2	$(3)	$(3)

The following table presents the notional amounts of our derivative instruments at July 29, 2017, January 28, 2017, and July 30, 2016 ($ in millions):

	July 29, 2017	January 28, 2017	July 30, 2016
Derivatives designated as net investment hedges	$205	$205	$203
Derivatives designated as interest rate swaps	1,000	750	750
No hedge designation (foreign exchange forward contracts)	48	43	41
Total	$1,253	$998	$994

8.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations for the three and six months ended July 29, 2017, and July 30, 2016 ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Numerator
Net earnings from continuing operations	$209	$182	$397	$408

Denominator
Weighted-average common shares outstanding	304.1	320.8	306.7	322.2
Dilutive effect of stock compensation plan awards	6.7	2.1	6.3	2.6
Weighted-average common shares outstanding, assuming dilution	310.8	322.9	313.0	324.8

Net earnings per share from continuing operations
Basic	$0.69	$0.57	$1.29	$1.27
Diluted	$0.67	$0.56	$1.27	$1.26

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase zero shares and 8.8 million shares of common stock for the three months ended July 29, 2017, and July 30, 2016, respectively, and options to purchase zero shares and 8.8 million shares of common stock for the six months ended July 29, 2017, and July 30, 2016, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented, and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.	Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three and six months ended July 29, 2017, and July 30, 2016 ($ in millions):

Foreign Currency Translation
Balances at April 29, 2017	$266
Foreign currency translation adjustments	55
Balances at July 29, 2017	$321

Balances at January 28, 2017	$279
Foreign currency translation adjustments	42
Balances at July 29, 2017	$321

Balances at April 30, 2016	$316
Foreign currency translation adjustments	(20)
Balances at July 30, 2016	$296

Balances at January 30, 2016	$271
Foreign currency translation adjustments	25
Balances at July 30, 2016	$296

The gains and losses on our net investment hedges, which are included in foreign currency translation adjustments, were not material for the periods presented. There is generally no tax impact related to foreign currency translation adjustments, as the earnings are considered permanently reinvested.

10.	Repurchase of Common Stock

Our Board of Directors authorized a $5.0 billion share repurchase program in February 2017. The program, which became effective on February 27, 2017, terminated and replaced a $5.0 billion share repurchase program authorized by our Board of Directors in June 2011. There is no expiration governing the period over which we can make our share repurchases under the February 2017 $5.0 billion share repurchase program.

The following table presents information regarding the shares we repurchased during the three and six months ended July 29, 2017, and July 30, 2016 ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total cost of shares repurchased
Open market(1)	$397	$221	$781	$277
Settlement of January 2016 ASR(2)	—	—	—	45
Total	$397	$221	$781	$322

Average price per share
Open market	$55.07	$30.65	$50.38	$30.98
Settlement of January 2016 ASR(2)	$—	$—	$—	$28.55
Average	$55.07	$30.65	$50.38	$30.62

Number of shares repurchased and retired
Open market(1)	7.2	7.2	15.5	8.9
Settlement of January 2016 ASR(2)	—	—	—	1.6
Total	7.2	7.2	15.5	10.5

(1)
As of July 29, 2017, $18 million, or 0.3 million shares, in trades remained unsettled. As of July 30, 2016, $6 million, or 0.2 million shares, in trades remained unsettled. The liability for unsettled trades is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

(2)
See Note 7, Shareholders' Equity, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for additional information regarding the January 2016 ASR.

Approximately 4.3 billion shares remained available for additional purchases under the February 2017 share repurchase program as of July 29, 2017. Repurchased shares are retired and constitute authorized but unissued shares.

11.	Segments

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two segments: Domestic (which is comprised of all operations within the U.S. and its districts and territories) and International (which is comprised of all operations within Canada and Mexico). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors performance of, the consolidated enterprise, the Domestic segment and the International segment. The Domestic segment managers and International segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

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

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Domestic	$8,272	$7,889	$16,184	$15,718
International	668	644	1,284	1,258
Total revenue	$8,940	$8,533	$17,468	$16,976

Operating income by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Domestic	$316	$289	$614	$661
International	5	—	7	—
Total operating income	321	289	621	661
Other income (expense)
Gain on sale of investments	—	—	—	2
Investment income and other	7	8	18	14
Interest expense	(18)	(18)	(37)	(38)
Earnings from continuing operations before income tax expense	$310	$279	$602	$639

Assets by reportable segment were as follows ($ in millions):

	July 29, 2017	January 28, 2017	July 30, 2016
Domestic	$11,972	$12,496	$11,968
International	1,472	1,360	1,286
Total assets	$13,444	$13,856	$13,254

12.	Contingencies

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act. Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. In October 2016, IBEW advised the trial court it will not seek review by the Supreme Court. On June 23, 2017, the trial court denied Plantiff's request to file a new Motion for Class Certification. We continue to believe that the remaining individual plaintiff's allegations are without merit and intend to vigorously defend our company in this matter.

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

Overview

We are a leading provider of technology products, services and solutions. We offer these products and services to customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have operations in the U.S., Canada and Mexico. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of all operations within the U.S. and its districts and territories. The International segment is comprised of all operations in Canada and Mexico.

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

Business Strategy Update

In the second quarter of fiscal 2018, we delivered consolidated comparable sales of 5.4% and diluted earnings per share of $0.67, an increase of 20% compared to the prior year. Non-GAAP diluted earnings per share was $0.69, an increase of 21% compared to the prior year.

Our second quarter comparable sales performance was higher than expected. The strong growth was not isolated to a specific category or launch--we saw higher-than-expected comparable sales growth across the majority of our categories. We believe this higher-than-expected growth was driven by stronger consumer demand for technology products and by the strong execution of our strategy. Against a backdrop of continued healthy consumer confidence, we believe broad-based product innovation is resonating with consumers and driving higher spend. In addition, we believe our effective merchandising and marketing activities, combined with our expert advice and service available online, in-store and in-home, supported this growth. While we do not believe that mid-single digit comparable sales are a new normal, we are excited about our opportunities going forward and the strategy we are pursuing.

Our second quarter operating income rate improved 20 basis points driven by sales leverage. As expected, expenses were higher than last year as we are investing in people and systems to drive growth, execution and efficiencies. We also had an increase in incentive compensation related to the stronger-than-expected performance.

Best Buy 2020: Building the New Blue

In our most recent Annual Report, we introduced Best Buy 2020: Building the New Blue. As part of this new strategy, we outlined four priorities that we are pursuing during fiscal 2018. Our progress against these priorities is outlined below.

1.
Explore and pursue growth opportunities around maximizing the multi-channel retail business and providing services and solutions that solve real customer needs and help us build deeper customer relationships.

In support of maximizing the multi-channel retail business, we continued to drive digital innovation to improve the customer experience. In the second quarter of fiscal 2018, our Domestic online comparable sales grew 31.2%. Online sales in the second quarter of fiscal 2018 were more than $1.0 billion for the second consecutive time in a non-Holiday quarter and were 13.2% of Domestic revenue, up from 10.6%. We are on pace to generate over $5.0 billion in Domestic online sales in fiscal 2018.

Another exciting opportunity to maximize the multi-channel retail business is our in-home advisor program. Our in-home advisors ("IHA") are professional sales consultants with broad product knowledge. They provide free consultations and serve as the single point of contact covering all technology needs across all vendors. In other words, they can help customers design and put in place a comprehensive entertainment system, select appliances for a kitchen remodel or stream music and content across the entire home. After testing the program in several cities over the last year and a half, we are currently expanding the IHA program nationally. By the end of September 2017, we will be offering these free in-home consultations across all major U.S. cities.

We are very focused on the smart home as a key part of our Best Buy 2020 strategy, and we will continue to enhance this category across our stores and websites this year. For example, to demonstrate what is possible with voice technology, we are bringing new Alexa and Google Assistant experiences to 700 stores nationwide in collaboration with Amazon and Google. These enhanced experiences are unique to Best Buy and show how you can use voice technology. Specially-trained Blue Shirts are on hand to provide advice and of course, our Geek Squad Agents can help install, set up and support the products. The new experiences began arriving in stores in July 2017 and the roll-out will be completed by the end of the third quarter of fiscal 2018

2.	Improve our execution in key areas that support our growth strategy.

We have been intently focused on enhancing the customer experience around our appliance business. We believe our hard work is reflected in the J.D. Power 2017 Appliance Retailer Satisfaction Study where we ranked highest in customer satisfaction amongst appliance retailers.

We also continued to drive improvements in our sales effectiveness and overall customer interactions during the quarter. Improved associate availability and knowledge as well as the service experience continue to result in higher Net Promoter Scores.

3.	Continue to reduce costs and drive efficiencies throughout the business.

In the first quarter of fiscal 2018, we reported that we had reached our previous goal of $400 million in annual cost reductions and gross profit optimization. We then announced a new target of $600 million in additional annualized cost reductions and gross profit optimization to be completed by the end of fiscal 2021. During the second quarter of fiscal 2018, we achieved our first $50 million towards our new goal. Consistent with our prior practice, we expect to use these cost reductions to help fund investments and offset ongoing pressures in our business.

4.	Build the capabilities necessary to deliver on the first three priorities, which involves making investments in people and systems to drive growth, execution and efficiencies.

In the second quarter of fiscal 2018, we invested in the expansion of our IHA program, including training the advisors and implementing a new customer relationship management system to help them be successful.

In summary, we believe our second quarter of fiscal 2018 performance reflects positive tailwinds, the strength of our customer value proposition and continued momentum in the execution of our strategy.

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

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Revenue	$8,940	$8,533	$17,468	$16,976
Revenue % growth (decline)	4.8%	0.1%	2.9%	(0.6)%
Comparable sales % gain(1)	5.4%	0.8%	3.5%	0.4%
Gross profit	$2,153	$2,062	$4,175	$4,207
Gross profit as a % of revenue(2)	24.1%	24.2%	23.9%	24.8%
SG&A	$1,830	$1,773	$3,552	$3,517
SG&A as a % of revenue(2)	20.5%	20.8%	20.3%	20.7%
Restructuring charges	$2	$—	$2	$29
Operating income	$321	$289	$621	$661
Operating income as a % of revenue	3.6%	3.4%	3.6%	3.9%
Net earnings from continuing operations	$209	$182	$397	$408
Earnings from discontinued operations, net of tax	$—	$16	$—	$19
Net earnings	$209	$198	$397	$427
Diluted earnings per share from continuing operations	$0.67	$0.56	$1.27	$1.26
Diluted earnings per share	$0.67	$0.61	$1.27	$1.31

(1)
Due to the Canadian brand consolidation impact on our International segment comparable sales metric, Consolidated comparable sales for the three and six months ended July 30, 2016, equal the Domestic segment comparable sales. Refer to the Overview section within this Item 2. MD&A for more information.

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

The components of the 4.8% and 2.9% revenue increase for the three and six months ended July 29, 2017 were as follows:

	Three Months Ended	Six Months Ended
	July 29, 2017	July 29, 2017
Comparable sales impact	5.2%	3.3%
Non-comparable sales impact(1)	(0.2)%	(0.3)%
Foreign currency exchange rate fluctuation impact	(0.2)%	(0.1)%
Total revenue increase	4.8%	2.9%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The gross profit rate decreased slightly in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, driven by our International segment. The gross profit rate decrease in the first six months of fiscal 2018 was driven by our Domestic segment. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017. Our Domestic segment rate decreased by 0.2% of revenue, while our International segment decreased 0.1%. The SG&A rate decreased in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. Our Domestic segment rate decreased by 0.3% of revenue, while our International segment declined 0.1%. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

Our operating income rate increased to 3.6% of revenue in the second quarter of fiscal 2018, compared to 3.4% of revenue the second quarter of fiscal 2017 driven by lower SG&A rates in both segments. Our operating income rate decreased to 3.6% of revenue in the first six months of fiscal 2018, compared to 3.9% of revenue in the first six months of fiscal 2017. The decrease in operating income was primarily due to the decrease in our Domestic segment gross profit rate partially offset by a decrease in SG&A rate in both segments and a decrease in our Domestic segment restructuring charges. For further discussion of each segment's operating income, see Segment Performance Summary below.

Income Tax Expense

Income tax expense increased to $101 million in the second quarter of fiscal 2018 compared to $97 million in the prior-year period, primarily as a result of an increase in pre-tax earnings, partially offset by the recognition of excess tax benefits related to stock-based compensation and partial release of a valuation allowance. Our effective income tax rate in the second quarter of fiscal 2018 was 32.6% compared to a rate of 34.8% in the second quarter of fiscal 2017. The decrease in the effective income tax rate was primarily due to the recognition of excess tax benefits related to stock-based compensation, partial release of a valuation allowance and a higher mix of forecast taxable income from foreign operations in the current year period.

Income tax expense decreased to $205 million in the first six months of fiscal 2018 compared to $231 million in the prior-year period, primarily as a result of a decrease in pre-tax earnings, as well as the recognition of excess tax benefits related to stock-based compensation. Our effective income tax rate for the first six months of fiscal 2018 was 34.1%, compared to a rate of 36.2% in the first six months of fiscal 2017. The decrease in the effective income tax rate was primarily due to the recognition of excess tax benefits related to stock-based compensation, a higher mix of forecast taxable income from foreign operations and partial release of a valuation allowance in the current year period.

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

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Revenue	$8,272	$7,889	$16,184	$15,718
Revenue % growth (decline)	4.9%	0.1%	3.0%	(0.3)%
Comparable sales % gain (decline)(1)	5.4%	0.8%	3.4%	0.4%
Gross profit	$1,985	$1,895	$3,856	$3,881
Gross profit as a % of revenue	24.0%	24.0%	23.8%	24.7%
SG&A	$1,669	$1,608	$3,242	$3,195
SG&A as a % of revenue	20.2%	20.4%	20.0%	20.3%
Restructuring charges	$—	$(2)	$—	$25
Operating income	$316	$289	$614	$661
Operating income as a % of revenue	3.8%	3.7%	3.8%	4.2%

Selected Online Revenue Data
Total online revenue	$1,096	$835	$2,114	$1,667
Online revenue as a % of total segment revenue	13.2%	10.6%	13.1%	10.6%
Comparable online sales % gain(1)	31.2%	23.7%	26.8%	23.8%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of the 4.9% and 3.0% revenue increase for the three and six months ended July 29, 2017 were as follows:

	Three Months Ended	Six Months Ended
	July 29, 2017	July 29, 2017
Comparable sales impact	5.2%	3.3%
Non-comparable sales impact(1)	(0.3)%	(0.3)%
Total revenue increase	4.9%	3.0%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The increase in the second quarter of fiscal 2018 Domestic segment revenue was driven by comparable sales growth of 5.4%, partially offset by the loss of revenue from Best Buy and Best Buy Mobile store closures. Domestic segment online revenue of $1.1 billion increased 31.2% on a comparable basis, primarily due to higher conversion rates and increased traffic.

The increase in the first six months of fiscal 2018 Domestic segment revenue was driven by comparable sales growth of 3.4%, partially offset by the loss of revenue from Best Buy and Best Buy Mobile store closures. Domestic segment online revenue of $2.1 billion increased 26.8% on a comparable basis, primarily due to higher conversion rates and increased traffic.

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2018 and 2017:

	2018				2017
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	1,024	—	—	1,024	1,036	—	(1)	1,035
Best Buy Mobile	298	—	(6)	292	338	—	(4)	334
Pacific Sales	28	—	—	28	28	—	—	28
Total Domestic segment stores	1,350	—	(6)	1,344	1,402	—	(5)	1,397

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

The following table presents the Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category in the second quarters of fiscal 2018 and 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Consumer Electronics	32%	33%	2.5%	4.0%
Computing and Mobile Phones	47%	46%	6.7%	0.3%
Entertainment	6%	5%	15.4%	(18.0)%
Appliances	11%	11%	5.8%	8.2%
Services	4%	5%	1.5%	(7.2)%
Other	—%	—%	n/a	n/a
Total	100%	100%	5.4%	0.8%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Consumer Electronics: Comparable sales gain was driven primarily by smart home and digital imaging products.

•	Computing and Mobile Phones: Comparable sales gain was driven by gains in computing, wearables and mobile phones, partially offset by declines in tablets.

•	Entertainment: Comparable sales gain was driven primarily by gaming hardware.

•	Appliances: Comparable sales gain was driven primarily by large appliances.

•
Services: Comparable sales gain was primarily driven by higher installation and delivery services within our home theater and appliance categories and continued growth in our warranty business in the computing category.

The second quarter of fiscal 2018 gross profit rate of our Domestic segment was flat. Improved margin rates, particularly in appliances, tablets and home theater, were offset by margin pressure in mobile, increased sales in lower-margin wearables and the $11 million periodic profit share revenue related to our service plan portfolio earned in the first quarter of fiscal 2017.

The gross profit rate of our Domestic segment decreased in the first six months of fiscal 2018 due to the $183 million in non-recurring cathode ray tube ("CRT") settlement proceeds recorded in the first quarter of fiscal 2017, which was partially offset by improved margin rates across multiple categories.

The second quarter of fiscal 2018 SG&A rate of our Domestic segment decreased primarily due to sales leverage, noting that expenses increased due to increases in growth investments, higher incentive compensation and higher variable costs.

The SG&A rate of our Domestic segment decreased in the first six months of fiscal 2018 primarily due to leverage on our increased revenue and the $22 million in non-recurring CRT settlement legal fees incurred in the first quarter of fiscal 2017.

Our Domestic segment restructuring charges in the first six months of fiscal 2017 related to our Renew Blue Phase 2, which had no activity in the same period of fiscal 2018. Refer to Note 5, Restructuring Charges, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Our second quarter of fiscal 2018 Domestic segment operating income rate slightly increased due to a lower SG&A rate.

Our Domestic segment operating income rate decreased in the first six months of fiscal 2018 due to the net $161 million non-recurring CRT settlement recorded in the first quarter of fiscal 2017, partially offset by lower restructuring charges, improved gross margin rates across multiple categories and lower SG&A rates.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Revenue	$668	$644	$1,284	$1,258
Revenue % growth (decline)	3.7%	(1.0)%	2.1%	(4.6)%
Comparable sales % gain(1)	4.7%	n/a	4.4%	n/a
Gross profit	$168	$167	$319	$326
Gross profit as a % of revenue	25.1%	25.9%	24.8%	25.9%
SG&A	$161	$165	$310	$322
SG&A as a % of revenue	24.1%	25.6%	24.1%	25.6%
Restructuring charges	$2	$2	$2	$4
Operating income	$5	$—	$7	$—
Operating income as a % of revenue	0.7%	—%	0.5%	—%

(1)
Due to the Canadian brand consolidation impact on our International segment comparable sales metric, we did not report an International segment comparable sales metric for the three or six months ended July 30, 2016. Refer to the Overview section within this Item 2. MD&A for more information.

The components of the 3.7% and 2.1% revenue increase for the three and six months ended July 29, 2017 were as follows:

	Three Months Ended	Six Months Ended
	July 29, 2017	July 29, 2017
Comparable sales impact	4.7%	4.2%
Non-comparable sales impact(1)	1.2%	(0.3)%
Foreign currency exchange rate fluctuation impact	(2.2)%	(1.8)%
Total revenue increase	3.7%	2.1%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The increase in the second quarter of fiscal 2018 International segment revenue was driven by comparable sales growth of 4.7% due to growth in both Canada and Mexico, which was partially offset by the negative impact of foreign currency exchange rate fluctuations.

The increase in the first six months of fiscal 2018 International segment revenue was driven by comparable sales growth of 4.4% due to growth in both Canada and Mexico, which was partially offset by a $13 million decrease in our periodic profit share in Canada and the negative impact of foreign currency exchange rate fluctuations. The profit-share revenue included in our non-comparable sales relates to our extended warranty protection plans that are managed by a third party underwriter. We may be eligible to receive profit-sharing payments, depending on the performance of the portfolio. When performance of the portfolio is strong and the claims cost to the third party underwriter declines, we are entitled to share in the excess premiums.

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2018 and 2017:

	2018				2017
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Best Buy	134	—	—	134	135	—	—	135
Best Buy Mobile	53	—	—	53	56	—	(2)	54
Mexico
Best Buy	20	2	—	22	18	—	—	18
Best Buy Express	5	—	—	5	6	—	—	6
Total International segment stores	212	2	—	214	215	—	(2)	213

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category in the second quarters of fiscal 2018 and 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016(1)
Consumer Electronics	31%	29%	7.3%	n/a
Computing and Mobile Phones	47%	48%	0.3%	n/a
Entertainment	5%	6%	0.5%	n/a
Appliances	9%	7%	30.8%	n/a
Services	6%	8%	(1.3)%	n/a
Other	2%	2%	n/a	n/a
Total	100%	100%	4.7%	n/a

(1)
Due to the Canadian brand consolidation impact on our International segment comparable sales metric, we did not report an International segment comparable sales metric for the three months ended July 30, 2016. Refer to the Overview section within this Item 2. MD&A for more information.

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•	Consumer Electronics: Comparable sales gain was driven primarily by smart home products, portable audio and large screen televisions.

•	Computing and Mobile Phones: Comparable sales gain was driven primarily by an increase in mobile and computing, partially offset by declines in tablets.

•	Entertainment: Comparable sales gain was driven primarily by drones and gaming hardware.

•	Appliances: Comparable sales gain was driven primarily by small and large appliances.

•	Services: Comparable sales decline was driven primarily by technical support, partially offset by gains in installation.

The second quarter of fiscal 2018 gross profit rate of our International segment decreased primarily due to lower rates in computing and home theater in Canada.

The gross profit rate of our International segment decreased in the first six months of fiscal 2018 primarily due to a $13 million decrease in our periodic profit share revenue in Canada as described above.

The second quarter of fiscal 2018 SG&A rate of our International segment decreased primarily due to lower payroll and benefits costs.

Our International segment SG&A rate decrease in the first six months of fiscal 2018 was driven primarily by lower administrative and payroll and benefits costs.

Our second quarter of fiscal 2018 International segment operating income rate increased slightly due to a lower SG&A rate, partially offset by a lower gross profit rate.

Our International segment operating income rate increased slightly in the first six months of fiscal 2018 due to lower SG&A.

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

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016(1)	July 29, 2017	July 30, 2016(1)
Operating income	$321	$289	$621	$661
Net CRT/LCD settlements(2)	—	—	—	(161)
Other Canadian brand consolidation charges - SG&A(3)	—	1		1
Restructuring charges(4)	2	—	2	29
Non-GAAP operating income	$323	$290	$623	$530

Income tax expense	$101	$97	$205	$231
Effective tax rate	32.6%	34.8%	34.1%	36.2%
Income tax impact of non-GAAP adjustments(5)	2	—	2	(49)
Non-GAAP income tax expense	$103	$97	$207	$182
Non-GAAP effective tax rate	32.6%	34.8%	34.1%	36.1%

Net earnings from continuing operations	$209	$182	$397	$408
Net CRT/LCD settlements(2)	—	—	—	(161)
Other Canadian brand consolidation charges - SG&A(3)	—	1		1
Restructuring charges(4)	2	—	2	29
(Gain) loss on investments, net(6)	5	—	5	(2)
Income tax impact of non-GAAP adjustments(5)	(2)	—	(2)	49
Non-GAAP net earnings from continuing operations	$214	$183	$402	$324

Diluted EPS from continuing operations	$0.67	$0.56	$1.27	$1.26
Per share impact of net CRT/LCD settlements(2)	—	—	—	(0.50)
Per share impact of other Canadian brand consolidation charges - SG&A(3)	—	—	—	—
Per share impact of restructuring charges(4)	0.01	—	0.01	0.09
Per share impact of (gain) loss on investments, net (6)	0.02	—	0.01	(0.01)
Per share income tax impact of non-GAAP adjustments(5)	(0.01)	0.01	(0.01)	0.16
Non-GAAP diluted EPS from continuing operations	$0.69	$0.57	$1.28	$1.00

(1)
Beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial measures. To ensure our financial results are comparable, we have recast the prior period balance to conform to this presentation. Refer to the Overview section within this MD&A for more information.

(2)
Represents CRT and LCD litigation settlements reached, net of related legal fees and costs. Settlements related to products purchased and sold in prior fiscal years. For the six months ended July 30, 2016, the entire balance related to the United States. Refer to Note 12, Contingencies and Commitments, within the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information.

(3)
Represents charges related to the Canadian brand consolidation initiated in the first quarter of fiscal 2016, primarily due to retention bonuses and other store-related costs that were a direct result of the consolidation but did not qualify as restructuring charges.

(4)
Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. For the three months ended July 29, 2017, the entire balance related to Canada. For the three months ended July 30, 2016, a benefit of $2 million related to the United States and a charge of $2 million related to Canada. For the six months ended July 29, 2017, the entire balance related to Canada. For the six months ended July 30, 2016, $25 million related to the United States and $4 million related to Canada.

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

(6)	Represents (Gain) loss on sale of investments and investment impairments included in Investment income and other within the Condensed Consolidated Statement of Earnings.

Non-GAAP operating income was 3.6% and 3.4% of revenue for the three months ended July 29, 2017, and July 30, 2016, respectively. This increase was driven by a lower non-GAAP SG&A rate driven by sales leverage partially offset by a slightly lower gross profit rate.

Non-GAAP operating income was 3.6% and 3.1% of revenue for the six months ended July 29, 2017, and July 30, 2016, respectively. This increase was driven by an increase in our non-GAAP gross profit rate driven by improved merchandise margin rates and a lower non-GAAP SG&A rate driven by good expense management.

The second quarter of fiscal 2018 non-GAAP effective tax rate decreased primarily due to the recognition of excess tax benefits related to stock-based compensation, partial release of a valuation allowance and a higher mix of forecast taxable income from foreign operations in the current year period.

The non-GAAP effective tax rate for the first six months of fiscal 2018 decreased primarily due to the recognition of excess tax benefits related to stock-based compensation, a higher mix of forecast taxable income from foreign operations and partial release of a valuation allowance in the current year period.

For the three and six months ended July 29, 2017, the increase in non-GAAP operating income and the decrease in the non-GAAP effective tax rate drove the increase in both non-GAAP net earnings from continuing operations and non-GAAP diluted EPS from continuing operations. Non-GAAP diluted EPS from continuing operations also increased due to lower diluted weighted-average common shares outstanding driven by our share repurchases. Refer to the Share Repurchases and Dividends section below for additional details.

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

The following table summarizes our cash and cash equivalents and short-term investments balances at July 29, 2017, January 28, 2017, and July 30, 2016 ($ in millions):

	July 29, 2017	January 28, 2017	July 30, 2016
Cash and cash equivalents	$1,365	$2,240	$1,861
Short-term investments	2,125	1,681	1,590
Total cash, cash equivalents and short-term investments	$3,490	$3,921	$3,451

Existing cash, cash equivalents and short-term investments as well as cash generated from operations were sufficient to fund share repurchases, capital expenditures and dividends during the first six months of fiscal 2018 without the need to utilize our credit facilities or other debt arrangements.

Cash Flows

The following table summarizes our cash flows from total operations for the first six months of fiscal 2018 and 2017 ($ in millions):

	Six Months Ended
	July 29, 2017	July 30, 2016(1)
Total cash provided by (used in):
Operating activities	$692	$1,297
Investing activities	(708)	(491)
Financing activities	(874)	(942)
Effect of exchange rate changes on cash	18	25
Decrease in cash, cash equivalents and restricted cash	$(872)	$(111)

(1)
Represents cash flows as of July 30, 2016, recast to present our retrospective adoption of accounting guidance related to the presentation of the cash flow statement. Refer to Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Investing activities
The increase in cash used in investing activities was primarily due to purchases of short-term investments and cash received in fiscal 2017 for the Five Star asset held for sale. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for addition information regarding the nature of these charges

Financing activities
The decrease in cash used in financing activities was due to repayment of our 2016 Notes, payment of a special dividend in fiscal 2017 and proceeds from option exercises in fiscal 2018 given the increased share price. This was largely offset by increased share repurchases, due to an increase in our share price and the number of shares repurchased, and an increase in our regular quarterly dividend rate. On March 1, 2017, we announced our intent to increase our share repurchases to $3.0 billion over the next two years compared to the $1.0 billion over two years that had been announced in February 2016. We also increased our regular quarterly dividend from $0.28 per share to $0.34 per share.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2021. At July 29, 2017, we had no borrowings outstanding under the Five-Year Facility Agreement. Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information on our Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At July 29, 2017, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at August 30, 2017, are summarized below. In fiscal 2018, Standard & Poor's Rating Services affirmed its long-term credit rating of BBB- and changed its outlook from Stable to Positive, and Moody's Investors Service, Inc. affirmed its long-term credit rating of Baa1 with a Stable outlook. In fiscal 2017, Fitch Ratings Limited affirmed its long-term credit rating of BBB- with a Stable outlook.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB-	Positive
Moody's	Baa1	Stable
Fitch	BBB-	Stable

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in Other current assets, remained consistent at $196 million, $193 million, and $189 million at July 29, 2017, January 28, 2017, and July 30, 2016, respectively.

Debt and Capital

As of July 29, 2017, we have $500 million principal amount of notes due August 1, 2018 (the "2018 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes"). Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information about our 2018 Notes and 2021 Notes.

Share Repurchases

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

On March 1, 2017, we announced our intent to repurchase $3.0 billion of shares over the next two years. In order to execute this plan, our Board approved a new $5.0 billion share repurchase program in February 2017. This share repurchase program supersedes the previous $5.0 billion authorization dated June 2011. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program. Approximately 4.3 billion remained available for additional purchases under the February 2017 share repurchase program as of July 29, 2017. Repurchased shares are retired and constitute authorized but unissued shares.

The following table presents our share repurchase history for the three and six months ended July 29, 2017, and July 30, 2016 (in millions except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	June 30, 2016(1)
Total cost of shares repurchased	$397	$221	$781	$322
Average price per share	$55.07	$30.65	$50.38	$30.62
Number of shares repurchased and retired	7.2	7.2	15.5	10.5

(1)
Includes the settlement of an accelerated share repurchase contract. Refer to Note 7, Shareholders' Equity, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information on this contract.

The cost of shares repurchased in the three and six months ended July 29, 2017, increased over the same periods a year ago largely due to an increase in our share price. The increase for the six months ended July 29, 2017, also reflects our announced intent to increase our share repurchases to $3.0 billion over the next two years compared with the $1.0 billion over two years that had been announced in February 2016.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal restrictions. The following table presents our dividend activity for the three and six months ended July 29, 2017, and July 30, 2016 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Regular quarterly cash dividends per share	$0.34	$0.28	$0.68	$0.56
Special cash dividends per share (1)	—	—	—	0.45
Total cash dividends per share	$0.34	$0.28	$0.68	$1.01

Cash dividends declared and paid	$103	$90	$208	$328

(1)
Special cash dividends are authorized by our Board and issued upon their discretion. Dividends paid in fiscal 2017 related to the net after-tax proceeds from certain legal settlements and asset disposals.

The increase in cash dividends declared and paid for the three months ended July 29, 2017, compared with the same period last year was the result of a 21% increase in the regular quarterly dividend rate in fiscal 2018 compared with fiscal 2017. This was somewhat offset by fewer shares due to the return of capital to shareholders through share repurchases.

The decline for the six months ended July 29, 2017, compared with the same period last year was the result of the lack of a special dividend and fewer shares due to share repurchases. This was somewhat offset by the increase in the regular quarterly dividend rate.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.4 at the end of the second quarter of fiscal 2018, compared to 1.5 at the end of fiscal 2017 and 1.4 at the end of the second quarter of fiscal 2017. The second quarter of fiscal 2018 was consistent compared with the end of fiscal 2017 and the second quarter of fiscal 2017.

Our debt to net earnings ratio was 1.1 at the end of the second quarter of fiscal 2018, compared to 1.1 at the end of fiscal 2017 and 1.4 at the end of the second quarter of fiscal 2017. The decrease at the end of the second quarter of fiscal 2018 compared to the end of the second quarter of fiscal 2017 was primarily due to an increase in earnings.

Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, was 1.6 at the end of the second quarter of fiscal 2018, compared to 1.6 at the end of the fiscal 2017 and 1.7 at the end of the second quarter of fiscal 2017. The decrease at the end of fiscal 2018 compared to the end of the second quarter of fiscal 2017 was primarily due to an increase in net earnings.

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	July 29, 2017(1)	January 28, 2017(1)	July 30, 2016(1)
Debt (including current portion)	$1,354	$1,365	$1,384
Capitalized operating lease obligations (5 times rental expense)(2)	3,880	3,872	3,847
Non-GAAP debt	$5,234	$5,237	$5,231

Net earnings from continuing operations	$1,196	$1,207	$1,014
Other income (expense) (including interest expense, net)	35	38	60
Income tax expense	583	609	588
Depreciation and amortization expense	656	654	658
Rental expense	776	774	769
Restructuring charges and other(3)(4)	12	39	47
Non-GAAP EBITDAR	$3,258	$3,321	$3,136

Debt to net earnings ratio	1.1	1.1	1.4
Non-GAAP debt to EBITDAR ratio	1.6	1.6	1.7

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of non-GAAP EBITDAR represent activity for the 12-months ended as of each of the respective dates.

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

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases and our $1.25 billion in undrawn capacity on our credit facilities at July 29, 2017, which, if drawn upon, would be included as Short-term debt in our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2017. See our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. In the first quarter of fiscal 2018, we adopted accounting policy changes related to stock-based compensation and inventory valuation, as described in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended April 29, 2017. There have been no other significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2017.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions (including fluctuations in housing prices and jobless rates), financial and commodity market conditions (including but not limited to the credit, equity, currency and energy markets), conditions in the industries and categories in which we operate, changes in consumer preferences or confidence, changes in consumer spending and debt levels, the mix of products and services offered for sale in our physical stores and online, product availability, trade restrictions or changes in the costs of imports, competitive initiatives of competitors (including pricing actions and promotional activities), strategic and business decisions of our vendors (including actions that could impact promotional support, product margin and/or supply), the success of new product launches, the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to prevent or react to a disaster recovery situation, changes in law or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, changes in our stock price and the impact on excess tax benefits or deficiencies related to stock-based compensation, our ability to manage our property portfolio, the impact of labor markets, our ability to retain qualified employees and management, failure to achieve anticipated expense and cost reductions, disruptions in our supply chain, the costs of procuring goods we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities), inability to secure or maintain favorable vendor terms, failure to accurately predict the duration over which we will incur costs, development of new businesses, failure to complete or achieve anticipated benefits of announced transactions and our ability to protect information relating to our employees and customers. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

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

As of July 29, 2017, we had $3.5 billion of cash and short-term investments and $1.0 billion of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $2.5 billion generating income, which is exposed to interest rate changes. As of July 29, 2017, a 50 basis point increase in short-term interest rates would lead to an estimated $12 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $12 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at July 29, 2017, was $253 million. The net fair value recorded on our Condensed Consolidated Balance Sheets at July 29, 2017, related to our foreign exchange forward contracts was a liability of $15 million. The amount recorded in our Condensed Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a loss of $4 million for the three months ended July 29, 2017, and a loss of $3 million for the six months ended July 29, 2017.

The strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $14 million but no material impact on our net earnings in the first three months ended July 29, 2017, and a net unfavorable impact on our revenue of approximately $23 million but no material impact on our net earnings in the first six months ended July 29, 2017.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 29, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 29, 2017, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended July 29, 2017, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents the total number of shares of our common stock that we purchased during the second quarter of fiscal 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase programs and the approximate dollar value of shares that still could have been repurchased at the end of each fiscal period, pursuant to our February 2017 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
April 30, 2017 through May 27, 2017	2,300,507	$52.18	2,300,507	$4,534,000,000
May 28, 2017 through July 1, 2017	2,478,800	$57.45	2,478,800	$4,391,000,000
July 2, 2017 through July 29, 2017	2,424,906	$55.39	2,424,906	$4,257,000,000
Total Fiscal 2018 Second Quarter	7,204,213	$55.07	7,204,213

(1)
Pursuant to a $5.0 billion share repurchase program that was authorized by our Board in February 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program. For additional information see Note 10, Repurchase of Common Stock, Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

10.1	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 1, 2017)

10.2	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)

10.3	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Non-U.S. Directors (2017)

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2018, filed with the SEC on September 5, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at July 29, 2017, January 28, 2017, and July 30, 2016, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended July 29, 2017, and July 30, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 29, 2017, and July 30, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 29, 2017, and July 30, 2016, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 29, 2017, and July 30, 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: September 5, 2017	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: September 5, 2017	By:	/s/ CORIE BARRY
Corie Barry
Chief Financial Officer

Date: September 5, 2017	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Vice President, Finance – Controller and Chief Accounting Officer