Form 10-Q
period 2017-10-28
BEST BUY CO INC
filed 2017-12-01
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
The registrant had 292,326,497 shares of common stock outstanding as of November 28, 2017.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED OCTOBER 28, 2017

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
$ in millions, except per share and share amounts (unaudited)

	October 28, 2017	January 28, 2017	October 29, 2016
Assets
Current assets
Cash and cash equivalents	$1,103	$2,240	$1,341
Short-term investments	2,237	1,681	1,777
Receivables, net	971	1,347	1,174
Merchandise inventories	6,663	4,864	6,331
Other current assets	431	384	398
Total current assets	11,405	10,516	11,021
Property and equipment, net	2,352	2,293	2,298
Goodwill	425	425	425
Other assets	603	622	798
Total assets	$14,785	$13,856	$14,542

Liabilities and equity
Current liabilities
Accounts payable	$6,587	$4,984	$6,233
Unredeemed gift card liabilities	375	427	377
Deferred revenue	426	418	380
Accrued compensation and related expenses	331	358	308
Accrued liabilities	808	865	782
Accrued income taxes	80	26	43
Current portion of long-term debt	545	44	43
Total current liabilities	9,152	7,122	8,166
Long-term liabilities	697	704	791
Long-term debt	784	1,321	1,324
Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 296,000,000, 311,000,000 and 313,000,000 shares, respectively	30	31	31
Retained earnings	3,818	4,399	3,953
Accumulated other comprehensive income	304	279	277
Total equity	4,152	4,709	4,261
Total liabilities and equity	$14,785	$13,856	$14,542

NOTE: The Consolidated Balance Sheet as of January 28, 2017, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Revenue	$9,320	$8,945	$26,788	$25,921
Cost of goods sold	7,040	6,742	20,333	19,511
Gross profit	2,280	2,203	6,455	6,410
Selling, general and administrative expenses	1,932	1,890	5,484	5,407
Restructuring charges	(2)	1	—	30
Operating income	350	312	971	973
Other income (expense)
Gain on sale of investments	—	—	—	2
Investment income and other	12	8	30	22
Interest expense	(20)	(16)	(57)	(54)
Earnings from continuing operations before income tax expense	342	304	944	943
Income tax expense	104	112	309	343
Net earnings from continuing operations	238	192	635	600
Gain from discontinued operations (Note 2), net of tax expense of $0, $0, $0 and $7, respectively	1	2	1	21
Net earnings	$239	$194	$636	$621

Basic earnings per share
Continuing operations	$0.80	$0.61	$2.09	$1.87
Discontinued operations	—	—	—	0.07
Basic earnings per share	$0.80	$0.61	$2.09	$1.94

Diluted earnings per share
Continuing operations	$0.78	$0.60	$2.05	$1.85
Discontinued operations	—	0.01	—	0.07
Diluted earnings per share	$0.78	$0.61	$2.05	$1.92

Dividends declared per common share	$0.34	$0.28	$1.02	$1.29

Weighted-average common shares outstanding
Basic	299.1	316.2	304.1	320.2
Diluted	305.4	320.0	310.6	323.6

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net earnings	$239	$194	$636	$621
Foreign currency translation adjustments	(17)	(19)	25	6
Comprehensive income	$222	$175	$661	$627

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Nine Months Ended
	October 28, 2017	October 29, 2016
Operating activities
Net earnings	$636	$621
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	500	491
Restructuring charges	—	30
Stock-based compensation	97	82
Deferred income taxes	4	28
Other, net	(5)	(22)
Changes in operating assets and liabilities:
Receivables	413	79
Merchandise inventories	(1,811)	(1,369)
Other assets	(36)	(18)
Accounts payable	1,530	1,801
Other liabilities	(187)	(192)
Income taxes	62	(124)
Total cash provided by operating activities	1,203	1,407

Investing activities
Additions to property and equipment	(489)	(445)
Purchases of investments	(4,047)	(2,149)
Sales of investments	3,518	1,685
Proceeds from property disposition	2	56
Other, net	—	5
Total cash used in investing activities	(1,016)	(848)

Financing activities
Repurchase of common stock	(1,138)	(472)
Repayments of debt	(31)	(384)
Dividends paid	(310)	(417)
Issuance of common stock	145	66
Other, net	(1)	8
Total cash used in financing activities	(1,335)	(1,199)
Effect of exchange rate changes on cash	15	13
Decrease in cash, cash equivalents and restricted cash	(1,133)	(627)
Cash, cash equivalents and restricted cash at beginning of period	2,433	2,161
Cash, cash equivalents and restricted cash at end of period	$1,300	$1,534

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Change in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 28, 2017	311	$31	$—	$—	$4,399	$279	$4,709
Adoption of ASU 2016-09	—	—	—	10	(12)	—	(2)
Net earnings, nine months ended October 28, 2017	—	—	—	—	636	—	636
Other comprehensive income, net of tax
Foreign currency translation adjustments	—	—	—	—	—	25	25
Stock-based compensation	—	—	—	97	—	—	97
Restricted stock vested and stock options exercised	7	1	—	137	—	—	138
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7
Common stock dividends, $1.02 per share	—	—	—	—	(311)	—	(311)
Repurchase of common stock	(22)	(2)	—	(251)	(894)	—	(1,147)
Balances at October 28, 2017	296	$30	$—	$—	$3,818	$304	$4,152

Balances at January 30, 2016	324	$32	$(55)	$—	$4,130	$271	$4,378
Net earnings, nine months ended October 29, 2016	—	—	—	—	621	—	621
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	6	6
Stock-based compensation	—	—	—	82	—	—	82
Restricted stock vested and stock options exercised	5	1	—	59	—	—	60
Settlement of accelerated share repurchase	—	—	55	—	—	—	55
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7
Tax loss from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	(3)	—	—	(3)
Common stock dividends, $1.29 per share	—	—	—	—	(417)	—	(417)
Repurchase of common stock	(16)	(2)	—	(145)	(381)	—	(528)
Balances at October 29, 2016	313	$31	$—	$—	$3,953	$277	$4,261

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a higher proportion of our revenue and earnings in the fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The first nine months of fiscal 2018 and fiscal 2017 included 39 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from October 29, 2017, through the date the financial statements were issued, for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance was issued to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. Based on the effective dates, we expect to adopt the new guidance in the first quarter of fiscal 2020 using the modified retrospective method. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our balance sheet and an increase to our footnote disclosures related to leases, we are still evaluating the impact on our consolidated statement of earnings. We also expect that adoption of the new standard will require changes to our internal controls over financial reporting.

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

The following table reconciles the Condensed Consolidated Statement of Cash Flows line items impacted by the adoption of these standards at October 29, 2016:

	October 29, 2016 Reported	ASU 2016-09 Adjustment	ASU 2016-15 Adjustment	ASU 2016-18 Adjustment	October 29, 2016 Adjusted
Operating activities
Other, net	$(34)	$12	$—	$—	$(22)
Changes in operating assets and liabilities:
Receivables	80	—	(1)	—	79
Merchandise inventories	(1,370)	—	1	—	(1,369)
Total cash provided by operating activities	1,395	12	—	—	1,407

Investing activities
Change in restricted assets	(8)	—	—	8	—
Total cash used in investing activities	(856)	—	—	8	(848)

Financing activities
Other, net	20	(12)	—	—	8
Total cash used in financing activities	(1,187)	(12)	—	—	(1,199)

Decrease in cash, cash equivalents and restricted cash	(635)	—	—	8	(627)
Cash, cash equivalents and restricted cash at beginning of period	1,976	—	—	185	2,161
Cash, cash equivalents and restricted cash at end of period	$1,341	$—	$—	$193	$1,534

Total Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheet to the total shown in the Condensed Consolidated Statement of Cash Flows:

	October 28, 2017	January 28, 2017	October 29, 2016
Cash and cash equivalents	$1,103	$2,240	$1,341
Restricted cash included in Other current assets	197	193	193
Total cash, cash equivalents and restricted cash	$1,300	$2,433	$1,534

Amounts included in restricted cash are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

2.	Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. In February 2015, we completed the sale of Five Star. Following the sale, we continued to hold as available for sale one retail property in Shanghai, China. In May 2016, we completed the sale of the property and recognized a gain. The gain on sale of the property is included in Other, net within the operating activities section of the Condensed Consolidated Statements of Cash Flows.

The aggregate financial results of discontinued operations were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gain from discontinued operations before income tax expense	$1	$2	$1	$28
Income tax expense	—	—	—	7
Net gain from discontinued operations	$1	$2	$1	$21

3.	Fair Value Measurements

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

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at October 28, 2017, January 28, 2017, and October 29, 2016, by level within the fair value hierarchy as determined by the valuation techniques we used to determine the fair value ($ in millions):

	Fair Value Hierarchy	Fair Value at
		October 28, 2017	January 28, 2017	October 29, 2016
ASSETS
Cash and cash equivalents
Money market funds	Level 1	$84	$290	$97
Time deposits	Level 2	—	15	11
Short-term investments
Commercial paper	Level 2	588	349	250
Time deposits	Level 2	1,649	1,332	1,527
Other current assets
Money market funds	Level 1	8	7	3
Commercial paper	Level 2	60	60	60
Foreign currency derivative instruments	Level 2	5	2	5
Interest rate swap derivative instruments	Level 2	3	—	—
Time deposits	Level 2	100	100	100
Other assets
Marketable securities that fund deferred compensation	Level 1	98	96	96
Interest rate swap derivative instruments	Level 2	—	13	13

LIABILITIES
Accrued liabilities
Foreign currency derivative instruments	Level 2	5	3	3
Long-term liabilities
Interest rate swap derivative instruments	Level 2	3	—	—

There were no transfers between levels during the periods presented. During the third quarter of fiscal 2017, our remaining investments in auction rate securities ("ARS"), which were classified as Level 3, were called at par, which resulted in proceeds of $2 million and no realized gain or loss. Other than as described, there were no changes in the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) for the periods presented.

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

The following table summarizes the fair value remeasurements for property and equipment impairments recorded during the three and nine months ended October 28, 2017, and October 29, 2016 ($ in millions):

	Impairments				Remaining Net Carrying Value(1)
	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Property and equipment (non-restructuring)	$2	$8	$8	$16	$—	$—
Property and equipment (restructuring)(2)	—	1	—	8	—	—
Total	$2	$9	$8	$24	$—	$—

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at October 28, 2017, and October 29, 2016.

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

4.	Goodwill and Intangible Assets

The following table provides the carrying values of goodwill and indefinite-lived tradenames for the Domestic segment ($ in millions):

	October 28, 2017	January 28, 2017	October 29, 2016
Goodwill	$425	$425	$425
Intangible assets included in Other assets	18	18	18

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment ($ in millions):

	October 28, 2017		January 28, 2017		October 29, 2016
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$675	$1,100	$675	$1,100	$675

5.	Restructuring Charges

Charges incurred in the three and nine months ended October 28, 2017, and October 29, 2016, for our restructuring activities were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Renew Blue Phase 2	$—	$1	$—	$26
Canadian brand consolidation	(2)	(2)	(3)	(1)
Renew Blue(1)	—	1	3	4
Other restructuring activities(2)	—	1	—	1
Total restructuring charges	$(2)	$1	$—	$30

(1)
Represents activity related to our remaining vacant space liability, primarily in our International segment, for our Renew Blue restructuring program, which began in the fourth quarter of fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $11 million at October 28, 2017.

(2)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $7 million at October 28, 2017.

Renew Blue Phase 2

In the first quarter of fiscal 2017, we took several strategic actions to eliminate and simplify certain components of our operations and restructure certain field and corporate teams as part of our Renew Blue Phase 2 plan. No charges were incurred in the three and nine months ended October 28, 2017. We incurred charges of $1 million and $26 million related to Phase 2 of the plan during the three and nine months ended October 29, 2016, respectively. The charges incurred consisted of employee termination benefits and property and equipment impairments. All restructuring charges related to this plan are from continuing operations and are presented in Restructuring charges in our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred for Renew Blue Phase 2 during the three and nine months ended October 28, 2017, and October 29, 2016, as well as, the cumulative amount incurred through October 28, 2017, was as follows ($ in millions):

	Domestic
	Three Months Ended		Nine Months Ended		Cumulative Amount
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	October 28, 2017
Property and equipment impairments	$—	$1	$—	$8	$8
Termination benefits	—	—	—	18	18
Total restructuring charges	$—	$1	$—	$26	$26

As of October 28, 2017, and January 28, 2017, there was no restructuring accrual balance. The restructuring accrual activity related to termination benefits was as follows for the nine months ended October 29, 2016 ($ in millions):

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

The composition of total restructuring charges we incurred for the Canadian brand consolidation in the three and nine months ended October 28, 2017, and October 29, 2016, as well as, the cumulative amount incurred through October 28, 2017, was as follows ($ in millions):

	International
	Three Months Ended		Nine Months Ended		Cumulative Amount
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	October 28, 2017
Inventory write-downs	$—	$—	$—	$—	$3
Property and equipment impairments	—	—	—	—	30
Tradename impairment	—	—	—	—	40
Termination benefits	—	—	—	—	25
Facility closure and other costs	(2)	(2)	(3)	(1)	102
Total restructuring charges	$(2)	$(2)	$(3)	$(1)	$200

The following tables summarize our restructuring accrual activity during the nine months ended October 28, 2017, and October 29, 2016, related to termination benefits and facility closure and other costs associated with the Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 28, 2017	$—	$34	$34
Cash payments	—	(14)	(14)
Adjustments(1)	—	(3)	(3)
Changes in foreign currency exchange rates	—	1	1
Balances at October 28, 2017	$—	$18	$18

Balances at January 30, 2016	$2	$64	$66
Charges	—	1	1
Cash payments	(2)	(29)	(31)
Adjustments(1)	—	(2)	(2)
Changes in foreign currency exchange rates	—	3	3
Balances at October 29, 2016	$—	$37	$37

(1)	Adjustments to facility closure and other costs represent changes in sublease assumptions.

6.    Debt

Long-term debt consisted of the following ($ in millions):

	October 28, 2017	January 28, 2017	October 29, 2016
2018 Notes	$500	$500	$500
2021 Notes	650	650	650
Interest rate swap valuation adjustments	—	13	13
Subtotal	1,150	1,163	1,163
Debt discounts and issuance costs	(3)	(5)	(5)
Financing lease obligations	158	177	180
Capital lease obligations	24	30	29
Total long-term debt	1,329	1,365	1,367
Less: current portion	545	44	43
Total long-term debt, less current portion	$784	$1,321	$1,324

Our 2018 Notes, due August 1, 2018, are classified within our Current portion of long-term debt as of October 28, 2017. The fair value of total long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,219 million, $1,240 million and $1,260 million at October 28, 2017, January 28, 2017, and October 29, 2016, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,150 million, $1,163 million and $1,163 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

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

Interest Rate Swaps

We use "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on our 2018 Notes and our 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Condensed Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following table presents the gross fair values for outstanding derivative instruments and the corresponding classification at October 28, 2017, January 28, 2017, and October 29, 2016 ($ in millions):

	October 28, 2017		January 28, 2017		October 29, 2016
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$3	$5	$2	$2	$4	$3
Derivatives designated as interest rate swaps(2)	3	3	13	—	13	—
No hedge designation (foreign exchange forward contracts)(1)	2	—	—	1	1	—
Total	$8	$8	$15	$3	$18	$3

(1)	The fair value is recorded in Other current assets or Accrued liabilities.

(2)
As of October 28, 2017, the fair value of the interest rate swaps related to our 2018 Notes is recorded in Other current assets or Accrued liabilities, while the interest rate swaps related to our 2021 Notes is recorded in Other assets or Long-term liabilities. For all previous periods, the fair value is recorded in Other assets or Long-term liabilities.

The following table presents the effects of derivative instruments by contract type on other comprehensive income ("OCI") and on our Condensed Consolidated Statements of Earnings for the three and nine months ended October 28, 2017, and October 29, 2016 ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Derivatives designated as net investment hedges
Pre-tax gain (loss) recognized in OCI	$8	$6	$(3)	$(10)

Derivatives designated as interest rate swaps
Gain (loss) recognized within Interest expense
Interest rate swap gain	$16	$14	$13	$12
Long-term debt loss	(16)	(14)	(13)	(12)
Net impact	$—	$—	$—	$—

No hedge designation (foreign exchange forward contracts)
Gain (loss) recognized within Selling, general and administrative expenses	$2	$1	$(1)	$(2)

The following table presents the notional amounts of our derivative instruments at October 28, 2017, January 28, 2017, and October 29, 2016 ($ in millions):

	October 28, 2017	January 28, 2017	October 29, 2016
Derivatives designated as net investment hedges	$240	$205	$203
Derivatives designated as interest rate swaps	1,150	750	750
No hedge designation (foreign exchange forward contracts)	64	43	59
Total	$1,454	$998	$1,012

8.	Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive securities include stock options, nonvested share awards and shares issuable under our employee stock purchase plan. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding for each period, if established market or performance criteria have been met at the end of the respective periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations for the three and nine months ended October 28, 2017, and October 29, 2016 ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Numerator
Net earnings from continuing operations	$238	$192	$635	$600

Denominator
Weighted-average common shares outstanding	299.1	316.2	304.1	320.2
Dilutive effect of stock compensation plan awards	6.3	3.8	6.5	3.4
Weighted-average common shares outstanding, assuming dilution	305.4	320.0	310.6	323.6

Net earnings per share from continuing operations
Basic	$0.80	$0.61	$2.09	$1.87
Diluted	$0.78	$0.60	$2.05	$1.85

The computation of weighted-average common shares outstanding, assuming dilution, excluded options to purchase zero shares and 6.3 million shares of common stock for the three months ended October 28, 2017, and October 29, 2016, respectively, and options to purchase zero shares and 6.9 million shares of common stock for the nine months ended October 28, 2017, and October 29, 2016, respectively. These amounts were excluded as the options’ exercise prices were greater than the average market price of our common stock for the periods presented, and, therefore, the effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

9.	Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three and nine months ended October 28, 2017, and October 29, 2016 ($ in millions):

Foreign Currency Translation
Balances at July 29, 2017	$321
Foreign currency translation adjustments	(17)
Balances at October 28, 2017	$304

Balances at January 28, 2017	$279
Foreign currency translation adjustments	25
Balances at October 28, 2017	$304

Balances at July 30, 2016	$296
Foreign currency translation adjustments	(19)
Balances at October 29, 2016	$277

Balances at January 30, 2016	$271
Foreign currency translation adjustments	6
Balances at October 29, 2016	$277

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

The following table presents information regarding the shares we repurchased during the three and nine months ended October 28, 2017, and October 29, 2016 ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Total cost of shares repurchased
Open market(1)	$366	$206	$1,147	$483
Settlement of January 2016 ASR(2)	—	—	—	45
Total	$366	$206	$1,147	$528

Average price per share
Open market	$57.14	$37.67	$52.35	$33.52
Settlement of January 2016 ASR(2)	$—	$—	$—	$28.55
Average	$57.14	$37.67	$52.35	$33.03

Number of shares repurchased and retired
Open market(1)	6.4	5.5	21.9	14.4
Settlement of January 2016 ASR(2)	—	—	—	1.6
Total	6.4	5.5	21.9	16.0

(1)
As of October 28, 2017, $17 million, or 0.3 million shares, in trades remained unsettled. As of October 29, 2016, $11 million, or 0.3 million shares, in trades remained unsettled. The liability for unsettled trades is included in Accrued liabilities in the Condensed Consolidated Balance Sheets.

(2)
See Note 7, Shareholders' Equity, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for additional information regarding the January 2016 ASR.

Approximately 3.9 billion shares remained available for additional purchases under the February 2017 share repurchase program as of October 28, 2017. Between the end of the third quarter of fiscal 2018 and November 30, 2017, we repurchased an incremental 4.5 million shares of our common stock at a cost of $256 million. Repurchased shares are retired and constitute authorized but unissued shares.

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

Revenue by reportable segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Domestic	$8,491	$8,192	$24,675	$23,910
International	829	753	2,113	2,011
Total revenue	$9,320	$8,945	$26,788	$25,921

Operating income by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Domestic	$345	$298	$959	$959
International	5	14	12	14
Total operating income	350	312	971	973
Other income (expense)
Gain on sale of investments	—	—	—	2
Investment income and other	12	8	30	22
Interest expense	(20)	(16)	(57)	(54)
Earnings from continuing operations before income tax expense	$342	$304	$944	$943

Assets by reportable segment were as follows ($ in millions):

	October 28, 2017	January 28, 2017	October 29, 2016
Domestic	$13,140	$12,496	$13,115
International	1,645	1,360	1,427
Total assets	$14,785	$13,856	$14,542

12.	Contingencies

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. We filed a motion to dismiss the consolidated complaint in September 2011, and in March 2012, subsequent to the end of fiscal 2012, the court issued a decision dismissing the action with prejudice. In April 2012, the plaintiffs filed a motion to alter or amend the court's decision on our motion to dismiss. In October 2012, the court granted plaintiff's motion to alter or amend the court's decision on our motion to dismiss in part by vacating such decision and giving plaintiff leave to file an amended complaint, which plaintiff did in October 2012. We filed a motion to dismiss the amended complaint in November 2012 and all responsive pleadings were filed in December 2012. A hearing was held on April 26, 2013. On August 5, 2013, the court issued an order granting our motion to dismiss in part and, contrary to its March 2012 order, denying the motion to dismiss in part, holding that certain of the statements alleged to have been made were not forward-looking statements and therefore were not subject to the “safe-harbor” provisions of the Private Securities Litigation Reform Act. Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. In October 2016, IBEW advised the trial court it will not seek review by the Supreme Court. On June 23, 2017, the trial court denied plaintiff's request to file a new Motion for Class Certification. On October 30, 2017, plaintiffs filed with the trial court a motion for leave to file a second amended class action complaint which Best Buy opposed in a filing on November 6, 2017. That motion is pending. We continue to believe that the remaining individual plaintiff's allegations are without merit and intend to vigorously defend our company in this matter.

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

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2018 will include 53 weeks with the additional week included in the fourth quarter and fiscal 2017 included 52 weeks. Our business, like that of many retailers, is seasonal. A higher proportion of our revenue and earnings is generated in the fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico ("Holiday").

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

The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, from the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all Canadian store and website revenue was removed from the comparable sales base and the International segment no longer had a comparable sales metric. Therefore, Consolidated comparable sales for the first quarter of fiscal 2016 through the third quarter of fiscal 2017 equaled the Domestic segment comparable sales. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales and, as such, Consolidated comparable sales are once again equal to the aggregation of Domestic and International comparable sales.

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

Beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial metrics. When we began to execute our Renew Blue transformation in the fourth quarter of fiscal 2013, we adopted a change to non-GAAP reporting to exclude non-restructuring property and equipment impairment charges from our non-GAAP results. From that point, through the fourth quarter of fiscal 2017, we believed that reporting non-GAAP results that excluded these charges provided a supplemental view of our ongoing performance that was useful and relevant to our investors. Now that Renew Blue has ended and Best Buy 2020: Building The New Blue has officially launched, we believe it is no longer necessary to adjust for non-restructuring property and equipment impairments in our non-GAAP reporting. We believe that future such impairments will predominantly be immaterial and incurred in the ordinary scope of ongoing operations. Accordingly, commencing in the first quarter of fiscal 2018, we no longer adjust for non-restructuring property and equipment impairments. Impacted prior period non-GAAP financial measures have been recast to conform with this presentation.

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

Business Strategy Update

In the third quarter of fiscal 2018, our Consolidated revenue increased 4.2% to $9.3 billion with Consolidated comparable sales growth of 4.4% compared to last year. Diluted earnings per share increased 30.0% to $0.78 compared to $0.60 last year.

These results included the negative impact of two significant factors. First, despite what we previously characterized as moderate expectations for mobile phone launches in the quarter, revenue in the mobile category was materially lower than expected. This was due to the fact that a major new phone did not launch until November, which is the first month of our fourth fiscal quarter. This resulted in significant softness in sales of existing mobile phone models in October as customers delayed their purchases. We estimate the related revenue impact in the quarter was more than $100 million. Second, we felt the impact of the natural disasters in south Texas, Florida, Puerto Rico and Mexico. We estimate the negative impact to our Consolidated comparable sales was 15 to 20 basis points, and that with the related costs, including insurance deductibles, repairs and employee-related pay, our earnings were negatively impacted by approximately $0.03.

Despite these two factors, the results we reported were within the earnings guidance we shared in August. In our most recent Annual Report, we announced the launch of our growth strategy, Best Buy 2020: Building the New Blue. Our Consolidated revenue growth rate was 3.3% for the nine months ended October 28, 2017, compared to the same period in the prior year. We believe that technology innovation is fueling demand and that our strategy is resonating with our customers. While we are investing in key initiatives and capabilities, in the first nine months of fiscal 2018 we increased diluted earnings per share year-over-year and have returned capital to our shareholders through dividends and continued share repurchases.

Looking ahead to Holiday, our teams across all functions are ready and keen to take care of our customers--online, in our stores or in the customer’s home. There are a number of great new products across many categories, including smart home, phones, gaming and tech toys. We believe we have a compelling promotional calendar with strong brand messaging. We are again this year offering free shipping with no minimum purchase. We are also offering a range of new capabilities, including our new in-home advisor program, now available nation-wide, an updated gift center and same-day shipping in 40 cities.

Best Buy 2020: Building the New Blue

We believe there are opportunities in this next chapter to develop deeper and stickier relationships with our customers and to build a strong, vibrant, growing company with significant competitive advantages. We are committed to building a company that can thrive in both today’s and tomorrow’s environment.

As we discussed at our Investor Day in September 2017, Best Buy 2020 is designed to take advantage of key growth opportunities by expanding what we sell and evolving how we sell.

The work we are doing in the smart home space is a great example of how we are expanding what we sell. We plan to build on our position in the smart home market by continuing to expand our curated assortment, demonstrating new technology solutions in a meaningful way and expanding in the solutions and services part of the market. We believe needs-based demonstrations and experiential merchandising are critical, and we have a unique capability to showcase the products, both online and in-store. In this spirit, as we approach Holiday, all of our stores have enhanced smart home departments. In addition, 700 stores have new Alexa and Google experiences developed in collaboration with Amazon and Google, and 450 stores have a Best Buy Smart Home powered by Vivint home automation and security offering. To complement all of this, we have added an incremental 1,500 dedicated smart home store employees to help our customers identify which smart home solution would work best for them.

As we discussed at our Investor Day, as a natural offshoot of our smart home focus, we are testing opportunities to leverage technology to help the rapidly growing segment of aging seniors stay in their homes as long as possible. We are piloting a service called Assured Living, that uses a non-invasive set of smart home connectors and sensors to help adult children remotely check in on the health and safety of their aging parents. Aging parents also benefit from the increased automation in their home, such as connected door locks and smart lighting. While early in our test program, we are piloting the opportunity in the Twin Cities of Minneapolis and St. Paul and in the Denver market.

As it relates to supporting customers, we are also focused on expanding what we sell. We believe that customers’ support needs are not limited to a specific product; the need now is to have all of their technology working together to improve and simplify their lives as promised. Total Tech Support is a new Geek Squad offering that provides support for all of a customer’s technology, no matter where or when they bought it. This support is available to customers 24/7 via online, in-store and phone, and includes significant discounts if in-home services are needed. In September, we expanded the pilot to just over 200 stores across 10 cities in the U.S.

Meanwhile, we are evolving how we sell to focus not only on selling products but also on solving customers’ underlying needs. We see opportunities in our ability to continue to improve the customer experience within and across channels. Almost all of our customers currently use both the store and the online channel, and they have different expectations of what the channels should do for them depending on their mindset. As an example, customers often use the online channel when they are more certain about their purchase and the store channel when they are less certain. In our online channel, we have made a great deal of progress and have driven innovation. In the third quarter of fiscal 2018, we reported Domestic online sales of $1.1 billion, or 12.7% of our total Domestic revenue, with comparable sales of 22.3% compared to last year. We have also significantly improved the in-store experience, as evidenced by increased NPS scores and our revenue growth.

Going forward, we see continued opportunity in examining how customers use the various channels in their shopping journeys and designing and linking experiences across channels. Ultimately, this makes it easier for customers to start their shopping process online and complete it in the store or vice versa. We are using this approach to more effectively address customer needs in areas where we have significant potential for growth, particularly appliances and mobile phones. In appliances, for example, where a significant portion of sales are the result of broken appliances that need to be replaced, we are making it clear to customers searching online which appliances are available real time at their local store for those customers who would like to replace very quickly. In mobile, we are enhancing the online experience to smooth pre-orders and streamline phone choice, allowing customers to do most of the work online before they pick up their phone in-store for activation. We are also improving the in-store experience to make the various carrier pricing options more clear, reducing the time it takes to activate a phone and using text alerts for clarity on the timing of activation.

We are also focused on building our in-home channel. To that end, in September, we expanded our In-Home Advisor program to all major U.S. markets with 300 advisors. These in-home advisors are professional sales consultants with broad product knowledge who have completed an extensive five week training program. They provide free consultations and serve as the single point of contact for customers covering all technology needs across all vendors. We are pleased with the results of the program so far. In fact, we are planning to expand the number of advisors to 375 by early next year based on initial demand.

To deliver on our strategy, we are investing in a range of enablers. We have built a great set of assets over the past several years. We are expanding on these assets by investing in key capabilities and tools. For example, we are making technology investments in enterprise customer relationship management, a services platform and knowledge management tools. We are investing in our supply chain to build for volume, choice, speed and efficiencies that will help us offset the normal volume-based increases in expense. For example, during the third quarter of fiscal 2018, we opened a new distribution center in Compton, California, just in time for the busy holiday season.

As we have begun work on some of these investments, this is resulting in higher capital and operating expenses this year. This is going to be a multi-year journey, which is why we are committed to creating efficiencies to help fund investments and offset ongoing pressures in the business. After reducing cost by $1.4 billion in the past five years, our current target, established in the second quarter of fiscal 2018, is $600 million in additional annualized cost reductions and gross profit optimization to be completed by the end of fiscal 2021. During the third quarter of fiscal 2018, we achieved $50 million towards our new goal, for a total thus far of $100 million.

In summary, we delivered strong top and bottom line results in the third quarter despite the pressure from the later phone launch and the multiple natural disasters. We believe we have also made significant progress against our Best Buy 2020 strategy to position us well for long-term value creation. Additionally, in the nine months ended October 28, 2017, we returned approximately $1.5 billion in cash to our shareholders through both dividends and stock repurchases. We plan to spend approximately $2.0 billion on share repurchases this fiscal year, ahead of our original expectation of $1.5 billion.

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

Consolidated Performance Summary

The following table presents selected consolidated financial data ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Revenue	$9,320	$8,945	$26,788	$25,921
Revenue % growth	4.2%	1.4%	3.3%	0.1%
Comparable sales % gain(1)	4.4%	1.8%	3.8%	0.8%
Gross profit	$2,280	$2,203	$6,455	$6,410
Gross profit as a % of revenue(2)	24.5%	24.6%	24.1%	24.7%
SG&A	$1,932	$1,890	$5,484	$5,407
SG&A as a % of revenue(2)	20.7%	21.1%	20.5%	20.9%
Restructuring charges	$(2)	$1	$—	$30
Operating income	$350	$312	$971	$973
Operating income as a % of revenue	3.8%	3.5%	3.6%	3.8%
Net earnings from continuing operations	$238	$192	$635	$600
Earnings from discontinued operations, net of tax	$1	$2	$1	$21
Net earnings	$239	$194	$636	$621
Diluted earnings per share from continuing operations	$0.78	$0.60	$2.05	$1.85
Diluted earnings per share	$0.78	$0.61	$2.05	$1.92

(1)
Due to the Canadian brand consolidation impact on our International segment comparable sales metric, Consolidated comparable sales for the three and nine months ended October 29, 2016, equal the Domestic segment comparable sales. Refer to the Overview section within this Item 2. MD&A for more information.

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

The components of the 4.2% and 3.3% revenue increase for the three and nine months ended October 28, 2017 were as follows:

	Three Months Ended	Nine Months Ended
	October 28, 2017	October 28, 2017
Comparable sales impact	4.2%	3.7%
Non-comparable sales impact(1)	(0.4)%	(0.5)%
Foreign currency exchange rate fluctuation impact	0.4%	0.1%
Total revenue increase	4.2%	3.3%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The gross profit rate decreased slightly in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, driven by our International segment. The gross profit rate decrease in the first nine months of fiscal 2018 was driven by our Domestic segment. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, driven by our Domestic segment. The SG&A rate decrease in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was also driven by our Domestic segment. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

Our operating income rate increased in the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, driven by lower SG&A rates in our Domestic segment. Our operating income rate decreased in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017. This decrease in operating income was primarily due to the decrease in our Domestic segment gross profit rate, partially offset by a decrease in our Domestic segment SG&A rate and a decrease in our

Domestic segment restructuring charges. For further discussion of each segment's operating income, see Segment Performance Summary below.

Income Tax Expense

Income tax expense decreased to $104 million in the third quarter of fiscal 2018 compared to $112 million in the prior-year period, primarily as a result of the recognition of excess tax benefits related to stock-based compensation and the resolution of certain tax matters in the current year, partially offset by an increase in pre-tax earnings. Our effective income tax rate in the third quarter of fiscal 2018 was 30.4% compared to a rate of 36.7% in the third quarter of fiscal 2017. The decrease in the effective income tax rate was primarily due to the recognition of excess tax benefits related to stock-based compensation and the resolution of certain tax matters in the current year period.

Income tax expense decreased to $309 million in the first nine months of fiscal 2018 compared to $343 million in the prior-year period, primarily as a result of the recognition of excess tax benefits related to stock-based compensation and the resolution of certain tax matters in the current year period. Our effective income tax rate for the first nine months of fiscal 2018 was 32.7%, compared to a rate of 36.4% in the first nine months of fiscal 2017. The decrease in the effective income tax rate was primarily due to the recognition of excess tax benefits related to stock-based compensation and the resolution of certain tax matters in the current year period.

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

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Revenue	$8,491	$8,192	$24,675	$23,910
Revenue % growth	3.6%	1.3%	3.2%	0.2%
Comparable sales % gain(1)	4.5%	1.8%	3.8%	0.8%
Gross profit	$2,096	$2,020	$5,952	$5,901
Gross profit as a % of revenue	24.7%	24.7%	24.1%	24.7%
SG&A	$1,751	$1,720	$4,993	$4,915
SG&A as a % of revenue	20.6%	21.0%	20.2%	20.6%
Restructuring charges	$—	$2	$—	$27
Operating income	$345	$298	$959	$959
Operating income as a % of revenue	4.1%	3.6%	3.9%	4.0%

Selected Online Revenue Data
Total online revenue	$1,077	$881	$3,191	$2,548
Online revenue as a % of total segment revenue	12.7%	10.8%	12.9%	10.7%
Comparable online sales % gain(1)	22.3%	24.1%	25.3%	23.9%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of the 3.6% and 3.2% revenue increase for the three and nine months ended October 28, 2017 were as follows:

	Three Months Ended	Nine Months Ended
	October 28, 2017	October 28, 2017
Comparable sales impact	4.3%	3.6%
Non-comparable sales impact(1)	(0.7)%	(0.4)%
Total revenue increase	3.6%	3.2%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The increase in the third quarter of fiscal 2018 Domestic segment revenue was driven by comparable sales growth of 4.5%, partially offset by the loss of revenue from Best Buy and Best Buy Mobile store closures. Domestic segment online revenue of $1.1 billion increased 22.3% on a comparable basis, primarily due to higher conversion rates and higher average order values.

The increase in the first nine months of fiscal 2018 Domestic segment revenue was driven by comparable sales growth of 3.8%, partially offset by the loss of revenue from Best Buy and Best Buy Mobile store closures. Domestic segment online revenue of $3.2 billion increased 25.3% on a comparable basis, primarily due to higher conversion rates and increased traffic.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2018 and 2017:

	2018				2017
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	1,024	—	(16)	1,008	1,035	—	(9)	1,026
Best Buy Mobile	292	—	(5)	287	334	—	(3)	331
Pacific Sales	28	—	—	28	28	—	—	28
Total Domestic segment stores	1,344	—	(21)	1,323	1,397	—	(12)	1,385

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

The following table presents the Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category in the third quarters of fiscal 2018 and 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Consumer Electronics	31%	31%	3.5%	4.9%
Computing and Mobile Phones	48%	49%	3.5%	1.6%
Entertainment	6%	6%	4.1%	(9.4)%
Appliances	10%	9%	13.5%	3.0%
Services	5%	5%	3.2%	(1.8)%
Other	—%	—%	n/a	n/a
Total	100%	100%	4.5%	1.8%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Consumer Electronics: Comparable sales gain was driven primarily by smart home, home theater and portable audio, partially offset by declines in digital imaging and health & fitness products.

•	Computing and Mobile Phones: Comparable sales gain was driven primarily by computing, wearables and mobile phones.

•	Entertainment: Comparable sales gain was driven primarily by gaming hardware and drones.

•	Appliances: Comparable sales gain was driven primarily by large and small appliances.

•	Services: Comparable sales gain was driven primarily by continued growth in our warranty business and higher installation and delivery services.

The third quarter of fiscal 2018 gross profit rate of our Domestic segment was flat. Improved margin rates were offset by the $25 million periodic profit share revenue related to our service plan portfolio earned in the third quarter of fiscal 2017. The profit-share revenue included in our non-comparable sales relates to our extended warranty protection plans that are managed by a third party underwriter. We may be eligible to receive profit-sharing payments, depending on the performance of the portfolio. When performance of the portfolio is strong and the claims cost to the third party underwriter declines, we are entitled to share in the excess premiums.

The gross profit rate of our Domestic segment decreased in the first nine months of fiscal 2018 due to the $183 million in non-recurring cathode ray tube ("CRT") settlement proceeds recorded in the first quarter of fiscal 2017, which was partially offset by improved margin rates across multiple categories.

The third quarter of fiscal 2018 SG&A rate of our Domestic segment decreased primarily due to sales leverage, noting that expenses increased due to increases in growth investments, higher advertising expenses and higher variable costs due to increased revenue.

The SG&A rate of our Domestic segment decreased in the first nine months of fiscal 2018 primarily due to leverage on our increased revenue and the $22 million in non-recurring CRT settlement legal fees incurred in the first quarter of fiscal 2017.

Our Domestic segment restructuring charges in the first nine months of fiscal 2017 related to our Renew Blue Phase 2, which had no activity in the same period of fiscal 2018. Refer to Note 5, Restructuring Charges, in the Notes to the Condensed Consolidated Financial Statements for additional information.

Our third quarter of fiscal 2018 Domestic segment operating income rate increased due to a lower SG&A rate.

Our Domestic segment operating income rate slightly decreased in the first nine months of fiscal 2018 due to the net $161 million non-recurring CRT settlement recorded in the first quarter of fiscal 2017, partially offset by lower restructuring charges, improved gross margin rates across multiple categories and lower SG&A rates.

International

The following table presents selected financial data for the International segment ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Revenue	$829	$753	$2,113	$2,011
Revenue % growth (decline)	10.1%	3.3%	5.1%	(1.8)%
Comparable sales % gain(1)	3.8%	n/a	4.2%	n/a
Gross profit	$184	$183	$503	$509
Gross profit as a % of revenue	22.2%	24.3%	23.8%	25.3%
SG&A	$181	$170	$491	$492
SG&A as a % of revenue	21.8%	22.6%	23.2%	24.5%
Restructuring charges	$(2)	$(1)	$—	$3
Operating income	$5	$14	$12	$14
Operating income as a % of revenue	0.6%	1.9%	0.6%	0.7%

(1)
Due to the Canadian brand consolidation impact on our International segment comparable sales metric, we did not report an International segment comparable sales metric for the three or nine months ended October 29, 2016. Refer to the Overview section within this Item 2. MD&A for more information.

The components of the 10.1% and 5.1% revenue increase for the three and nine months ended October 28, 2017 were as follows:

	Three Months Ended	Nine Months Ended
	October 28, 2017	October 28, 2017
Comparable sales impact	3.7%	4.0%
Non-comparable sales impact(1)	1.1%	0.3%
Foreign currency exchange rate fluctuation impact	5.3%	0.8%
Total revenue increase	10.1%	5.1%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit sharing benefits, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers.

The increase in the third quarter of fiscal 2018 International segment revenue was driven by the positive impact of foreign currency exchange rate fluctuations primarily related to Canada and comparable sales growth of 3.8% due to growth in both Canada and Mexico.

The increase in the first nine months of fiscal 2018 International segment revenue was driven by comparable sales growth of 4.2% due to growth in both Canada and Mexico and the positive impact of foreign currency exchange rate fluctuations related to Canada, which was partially offset by a $13 million decrease in our periodic profit share in Canada. The profit-share revenue included in our non-comparable sales relates to our extended warranty protection plans that are managed by a third party underwriter. The arrangements for our Canadian profit-share are similar to the terms described in the Domestic segment section above.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2018 and 2017:

	2018				2017
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Best Buy	134	—	—	134	135	—	—	135
Best Buy Mobile	53	—	(1)	52	54	—	(1)	53
Mexico
Best Buy	22	1	—	23	18	—	—	18
Best Buy Express	5	—	—	5	6	—	(1)	5
Total International segment stores	214	1	(1)	214	213	—	(2)	211

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category in the third quarters of fiscal 2018 and 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016(1)
Consumer Electronics	27%	28%	4.5%	n/a
Computing and Mobile Phones	52%	54%	0.6%	n/a
Entertainment	6%	6%	7.8%	n/a
Appliances	8%	5%	49.0%	n/a
Services	5%	6%	(15.1)%	n/a
Other	2%	1%	n/a	n/a
Total	100%	100%	3.8%	n/a

(1)
Due to the Canadian brand consolidation impact on our International segment comparable sales metric, we did not report an International segment comparable sales metric for the three months ended October 29, 2016. Refer to the Overview section within this Item 2. MD&A for more information.

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•	Consumer Electronics: Comparable sales gain was driven primarily by smart home and portable audio, partially offset by declines in digital imaging.

•	Computing and Mobile Phones: Comparable sales gain was driven primarily by computing and wearables, partially offset by declines in tablets.

•	Entertainment: Comparable sales gain was driven primarily by gaming hardware and drones.

•	Appliances: Comparable sales gain was driven primarily by large and small appliances.

•	Services: Comparable sales decline was driven primarily by technical support, partially offset by gains in installation.

The third quarter of fiscal 2018 gross profit rate of our International segment decreased due to lower sales in the higher-margin services category in Canada primarily driven by the launch of Canada's Total Tech Support offer, a long-term recurring revenue model.

The gross profit rate of our International segment decreased in the first nine months of fiscal 2018 primarily due to a $13 million decrease in our periodic profit share revenue in Canada as described above and lower sales in the higher-margin services category primarily driven by the launch of Canada's Total Tech Support offer.

The third quarter of fiscal 2018 SG&A rate of our International segment decreased primarily due to leverage on our increased revenue.

Our International segment SG&A rate decrease in the first nine months of fiscal 2018 was driven primarily by lower payroll and benefits and administrative costs.

Our third quarter of fiscal 2018 International segment operating income rate decreased due to a lower gross profit rate driven by lower sales in Canada in the higher-margin services category, partially offset by a lower SG&A rate due to leverage on our increased revenue.

Our International segment operating income rate decreased in the first nine months of fiscal 2018 due to a lower gross profit rate, partially offset by a lower SG&A rate.

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

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016(1)	October 28, 2017	October 29, 2016(1)
Operating income	$350	$312	$971	$973
Net CRT/LCD settlements(2)	—	—	—	(161)
Other Canadian brand consolidation charges - SG&A(3)	—	—	—	1
Restructuring charges(4)	(2)	1	—	30
Non-GAAP operating income	$348	$313	$971	$843

Income tax expense	$104	$112	$309	$343
Effective tax rate	30.4%	36.7%	32.7%	36.4%
Income tax impact of non-GAAP adjustments(5)	—	—	2	(49)
Non-GAAP income tax expense	$104	$112	$311	$294
Non-GAAP effective tax rate	30.4%	36.6%	32.8%	36.3%

Net earnings from continuing operations	$238	$192	$635	$600
Net CRT/LCD settlements(2)	—	—	—	(161)
Other Canadian brand consolidation charges - SG&A(3)	—	—	—	1
Restructuring charges(4)	(2)	1	—	30
(Gain) loss on investments, net(6)	1	—	6	(2)
Income tax impact of non-GAAP adjustments(5)	—	—	(2)	49
Non-GAAP net earnings from continuing operations	$237	$193	$639	$517

Diluted EPS from continuing operations	$0.78	$0.60	$2.05	$1.85
Per share impact of net CRT/LCD settlements(2)	—	—	—	(0.50)
Per share impact of other Canadian brand consolidation charges - SG&A(3)	—	—	—	0.01
Per share impact of restructuring charges(4)	—	—	—	0.09
Per share impact of (gain) loss on investments, net (6)	—	—	0.02	(0.01)
Per share income tax impact of non-GAAP adjustments(5)	—	—	(0.01)	0.16
Non-GAAP diluted EPS from continuing operations	$0.78	$0.60	$2.06	$1.60

(1)
Beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial measures. To ensure our financial results are comparable, we have recast the prior period balance to conform to this presentation. Refer to the Overview section within this MD&A for more information.

(2)
Represents CRT and LCD litigation settlements reached, net of related legal fees and costs. Settlements related to products purchased and sold in prior fiscal years. For the nine months ended October 29, 2016, the entire balance related to the United States. Refer to Note 12, Contingencies and Commitments, within the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information.

(3)
Represents charges related to the Canadian brand consolidation initiated in the first quarter of fiscal 2016, primarily due to retention bonuses and other store-related costs that were a direct result of the consolidation but did not qualify as restructuring charges.

(4)
Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. For the three months ended October 28, 2017, the entire balance related to Canada. For the three months ended October 29, 2016, a charge of $2 million related to the United States and a benefit of $1 million related to Canada. For the nine months ended October 29, 2016, $27 million related to the United States and $3 million related to Canada.

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

(6)	Represents Gain on sale of investments and investment impairments included in Investment income and other within the Condensed Consolidated Statement of Earnings.

Non-GAAP operating income was 3.7% and 3.5% of revenue for the three months ended October 28, 2017, and October 29, 2016, respectively. This increase was driven by a lower non-GAAP SG&A rate driven by sales leverage partially offset by a slightly lower gross profit rate.

Non-GAAP operating income was 3.6% and 3.3% of revenue for the nine months ended October 28, 2017, and October 29, 2016, respectively. This increase was driven by an increase in our non-GAAP gross profit rate driven by improved merchandise margin rates and a lower non-GAAP SG&A rate driven by leverage on our increased revenue.

The third quarter of fiscal 2018 non-GAAP effective tax rate decreased from the prior year period primarily due to the recognition of excess tax benefits related to stock-based compensation and the resolution of certain tax matters in the current year period.

The non-GAAP effective tax rate for the first nine months of fiscal 2018 decreased from the prior year period primarily due to the recognition of excess tax benefits related to stock-based compensation and the resolution of certain tax matters in the current year period.

For the three and nine months ended October 28, 2017, the increase in non-GAAP operating income and the decrease in the non-GAAP effective tax rate drove the increase in both non-GAAP net earnings from continuing operations and non-GAAP diluted EPS from continuing operations. Non-GAAP diluted EPS from continuing operations also increased due to lower diluted weighted-average common shares outstanding driven by our share repurchases. Refer to the Share Repurchases and Dividends section below for additional details.

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

The following table summarizes our cash and cash equivalents and short-term investments balances at October 28, 2017, January 28, 2017, and October 29, 2016 ($ in millions):

	October 28, 2017	January 28, 2017	October 29, 2016
Cash and cash equivalents	$1,103	$2,240	$1,341
Short-term investments	2,237	1,681	1,777
Total cash, cash equivalents and short-term investments	$3,340	$3,921	$3,118

Existing cash, cash equivalents and short-term investments as well as cash generated from operations were sufficient to fund share repurchases, capital expenditures and dividends during the first nine months of fiscal 2018 without the need to utilize our credit facilities or other debt arrangements.

Cash Flows

The following table summarizes our cash flows from total operations for the first nine months of fiscal 2018 and 2017 ($ in millions):

	Nine Months Ended
	October 28, 2017	October 29, 2016(1)
Total cash provided by (used in):
Operating activities	$1,203	$1,407
Investing activities	(1,016)	(848)
Financing activities	(1,335)	(1,199)
Effect of exchange rate changes on cash	15	13
Decrease in cash, cash equivalents and restricted cash	$(1,133)	$(627)

(1)
Represents cash flows as of October 29, 2016, recast to present our retrospective adoption of accounting guidance related to the presentation of the cash flow statement. Refer to Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

Investing activities
The increase in cash used in investing activities was primarily due to purchases of short-term investments and cash received in fiscal 2017 for the sale of a retail property in Shanghai, China related to the Five Star disposition. Refer to Note 2, Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of the sale.

Financing activities
The increase in cash used in financing activities was due to increased share repurchases, which was due to an increase in our share price and number of shares repurchased, and an increase in our regular quarterly dividend rate. On March 1, 2017, we announced our intent to increase our share repurchases to $3.0 billion over the next two years compared to the $1.0 billion over two years that had been announced in February 2016. We also increased our regular quarterly dividend from $0.28 per share to $0.34 per share. This was substantially offset by repayment of our 2016 Notes and payment of a special dividend in fiscal 2017 and proceeds from option exercises in fiscal 2018 driven by the increased share price.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2021. At October 28, 2017, we had no borrowings outstanding under the Five-Year Facility Agreement. Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information on our Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At October 28, 2017, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlooks at November 28, 2017, are summarized below. In fiscal 2018, Standard & Poor's Rating Services affirmed its long-term credit rating of BBB- and changed its outlook from Stable to Positive; Moody's Investors Service, Inc. affirmed its long-term credit rating of Baa1 with a Stable outlook; and Fitch Ratings Limited affirmed its long-term credit rating of BBB- and changed its outlook from Stable to Positive .

Rating Agency	Rating	Outlook
Standard & Poor's	BBB-	Positive
Moody's	Baa1	Stable
Fitch	BBB-	Positive

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in Other current assets, remained consistent at $197 million, $193 million, and $193 million at October 28, 2017, January 28, 2017, and October 29, 2016, respectively.

Debt and Capital

As of October 28, 2017, we have $500 million principal amount of notes due August 1, 2018 (the "2018 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes"). Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information about our 2018 Notes and 2021 Notes. As we approach the due date for the 2018 Notes in the second quarter of fiscal 2019, we will continue to evaluate whether to fund the repayment through existing cash resources or issuance of new debt.

Share Repurchases

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

On March 1, 2017, we announced our intent to repurchase $3.0 billion of shares over the next two years. In order to execute this plan, our Board approved a new $5.0 billion share repurchase program in February 2017. This share repurchase program supersedes the previous $5.0 billion authorization dated June 2011. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program. We plan to spend approximately $2.0 billion on share repurchases in fiscal 2018, versus our original expectation of $1.5 billion. Approximately $3.9 billion remained available for additional purchases under the February 2017 share repurchase program as of October 28, 2017. Between the end of the third quarter of fiscal 2018 and November 30, 2017, we repurchased an incremental 4.5 million shares of our common stock at a cost of $256 million. Repurchased shares are retired and constitute authorized but unissued shares.

The following table presents our share repurchase history for the three and nine months ended October 28, 2017, and October 29, 2016 (in millions except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016(1)
Total cost of shares repurchased	$366	$206	$1,147	$528
Average price per share	$57.14	$37.67	$52.35	$33.03
Number of shares repurchased and retired	6.4	5.5	21.9	16.0

(1)
Includes the settlement of an accelerated share repurchase contract. Refer to Note 7, Shareholders' Equity, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information on this contract.

The cost of shares repurchased in the three and nine months ended October 28, 2017, increased compared to the same periods in the prior year largely due to an increase in our share price, but also included an increase in the number of shares repurchased. The increases reflect our announced intent to increase our share repurchases to $3.0 billion over the next two years compared with the $1.0 billion over two years that had been announced in February 2016.

Dividends

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal restrictions. The following table presents our dividend activity for the three and nine months ended October 28, 2017, and October 29, 2016 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Regular quarterly cash dividends per share	$0.34	$0.28	$1.02	$0.84
Special cash dividends per share (1)	—	—	—	0.45
Total cash dividends per share	$0.34	$0.28	$1.02	$1.29

Cash dividends declared and paid	$102	$89	$310	$417

(1)
Special cash dividends are authorized by our Board and issued upon their discretion. Dividends paid in fiscal 2017 related to the net after-tax proceeds from certain legal settlements and asset disposals.

The increase in cash dividends declared and paid for the three months ended October 28, 2017, compared to the same period in the prior year was the result of a 21% increase in the regular quarterly dividend rate in fiscal 2018 compared to fiscal 2017. This was somewhat offset by fewer shares due to the return of capital to shareholders through share repurchases.

The decline in cash dividends declared and paid for the nine months ended October 28, 2017, compared to the same period in the prior year was the result of the lack of a special dividend in fiscal 2018 and fewer shares due to share repurchases. This was somewhat offset by the increase in the regular quarterly dividend rate.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.2 at the end of the third quarter of fiscal 2018, compared to 1.5 at the end of fiscal 2017 and 1.3 at the end of the third quarter of fiscal 2017. The third quarter of fiscal 2018 declined from the end of fiscal 2017 due primarily to the reclassification of our 2018 Notes to current liabilities and a decline in receivables attributed to higher sales at the end of fiscal 2017.

Our debt to net earnings ratio was 1.1 at the end of the third quarter of fiscal 2018, compared to 1.1 at the end of fiscal 2017 and 1.3 at the end of the third quarter of fiscal 2017. The decrease at the end of the third quarter of fiscal 2018 compared to the end of the third quarter of fiscal 2017 was primarily due to an increase in earnings.

Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, remained unchanged at 1.6 for all periods presented below.

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	October 28, 2017(1)	January 28, 2017(1)	October 29, 2016(1)
Debt (including current portion)	$1,329	$1,365	$1,367
Capitalized operating lease obligations (5 times rental expense)(2)	3,910	3,872	3,834
Non-GAAP debt	$5,239	$5,237	$5,201

Net earnings from continuing operations	$1,242	$1,207	$1,077
Other income (expense) (including interest expense, net)	35	38	51
Income tax expense	575	609	616
Depreciation and amortization expense	663	654	654
Rental expense	782	774	767
Restructuring charges(3)	9	39	42
Non-GAAP EBITDAR	$3,306	$3,321	$3,207

Debt to net earnings ratio	1.1	1.1	1.3
Non-GAAP debt to EBITDAR ratio	1.6	1.6	1.6

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while net earnings from continuing operations and the other components of non-GAAP EBITDAR represent activity for the 12-months ended as of each of the respective dates.

(2)
The multiple of five times annual rent expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(3)
Refer to Note 5, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. Previously, we also added back non-restructuring property and equipment impairment charges to our non-GAAP EBITDAR. However, beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial measures. To ensure our financial results are comparable, we have recast the prior period balances to conform to this presentation. Refer to the Overview section within this Item 2. MD&A for more information.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases and our $1.25 billion in undrawn capacity on our credit facilities at October 28, 2017, which, if drawn upon, would be included as Short-term debt in our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2017. See our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. In the first quarter of fiscal 2018, we adopted accounting policy changes related to stock-based compensation and inventory valuation, as described in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended April 29, 2017. There have been no other significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2017.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and short-term investments generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped our fixed-rate debt to a floating-rate such that the interest rate expense on this debt will vary with short-term interest rates. Refer to Note 5, Debt, and Note 6, Derivative Instruments, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for further information regarding our interest rate swaps.

As of October 28, 2017, we had $3.3 billion of cash and short-term investments and $1.2 billion of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $2.1 billion generating income, which is exposed to interest rate changes. As of October 28, 2017, a 50 basis point increase in short-term interest rates would lead to an estimated $11 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $11 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at October 28, 2017, was $304 million. The net fair value recorded on our Condensed Consolidated Balance Sheets at October 28, 2017, related to our foreign exchange forward contracts was zero. The amount recorded in our Condensed Consolidated Statements of Earnings from continuing operations related to all contracts settled and outstanding was a gain of $2 million for the three months ended October 28, 2017, and a loss of $1 million for the nine months ended October 28, 2017.

The weakness of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a positive overall impact on our revenue as these foreign currencies translated into more U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net favorable impact of $40 million on our revenue and $1 million on our net earnings for the three months ended October 28, 2017, and a net favorable impact of $17 million on our revenue and $1 million on our net earnings for the nine months ended October 28, 2017.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 28, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 28, 2017, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended October 28, 2017, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents information regarding our repurchases of common stock during the third quarter of fiscal 2018:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 30, 2017 through August 26, 2017	1,891,131	$60.50	1,891,131	$4,143,000,000
August 27, 2017 through September 30, 2017	1,831,093	$55.16	1,831,093	$4,042,000,000
October 1, 2017 through October 28, 2017	2,680,203	$56.13	2,680,203	$3,891,000,000
Total	6,402,427	$57.14	6,402,427

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2018, filed with the SEC on December 1, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at October 28, 2017, January 28, 2017, and October 29, 2016, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended October 28, 2017, and October 29, 2016, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 28, 2017, and October 29, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2017, and October 29, 2016, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 28, 2017, and October 29, 2016, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: December 1, 2017	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: December 1, 2017	By:	/s/ CORIE BARRY
Corie Barry
Chief Financial Officer

Date: December 1, 2017	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer