Form 10-K
period 2018-02-03
BEST BUY CO INC
filed 2018-04-02
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number 1-9595
______________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 28, 2017, was approximately $13.0 billion, computed by reference to the price of $57.64 per share, the price at which the common equity was last sold on July 28, 2017, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
As of March 29, 2018, the registrant had 282,713,593 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2018 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY STATEMENT PURSUANT TO THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "intend," "foresee," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause our future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

BEST BUY    FISCAL    2018    FORM    10-K

PART I

Item 1.  Business.

Unless the context otherwise requires, the terms "we," "us" and "our" in this Annual Report on Form 10-K refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Description of Business

We were incorporated in the state of Minnesota in 1966. Today, we are a leading provider of technology products, services and solutions. We offer these products and services to customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have retail operations in the U.S., Canada and Mexico.

Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., under various brand names including Best Buy, bestbuy.com, Best Buy Mobile, Best Buy Direct, Best Buy Express, Geek Squad, Magnolia Home Theater and Pacific Kitchen and Home. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile, Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx.

In March 2015, we decided to consolidate Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in permanently closing 66 Future Shop stores and converting 65 Future Shop stores to the Best Buy brand. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. We expect the majority of these stores to close during the half of fiscal 2019. Additional information on these changes is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Financial information about our segments and geographic areas is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Operations

Our Domestic and International segments are managed by leadership teams responsible for all areas of the business. Both segments operate a multi-channel platform that allows customers to shop when and where they want.

Domestic Segment

Development of merchandise and services offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising and labor deployment across all channels are centrally managed. In addition, support capabilities (for example, human resources, finance and real estate management) are generally performed at our corporate headquarters. We also have field operations that support retail teams from our corporate headquarters and regional locations. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized within each store brand. All stores within each store brand generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics.

International Segment

Our Canada and Mexico store operations are similar to those in our Domestic segment.

Merchandise and Services

Our Domestic and International segments have offerings in six revenue categories: Consumer Electronics, Computing and Mobile Phones, Entertainment, Appliances, Services and Other. The key components of each revenue category are as follows:

•	Consumer Electronics - digital imaging, health and fitness, home automation, home theater and portable audio (including headphones, portable speakers and voice assistants);

•	Computing and Mobile Phones - computing and peripherals, e-readers, mobile phones (including related mobile network carrier commissions), networking, tablets and wearables (including smartwatches);

•	Entertainment - drones, gaming hardware and software, movies, music, technology toys, virtual reality and other software;

•	Appliances - major appliances (for example, dishwashers, laundry, ovens, refrigerators, etc.) and small appliances (for example, blenders, coffee makers, etc.);

•	Services - consultation, delivery, design, educational classes, installation, memberships, protection plans, repair, set-up and technical support; and

•	Other - beverages, snacks, sundry items and other product offerings within our International segment (including baby, luggage and sporting goods).

Distribution

Domestic Segment

U.S. Best Buy online merchandise sales are typically either picked up at U.S. Best Buy stores or delivered directly to customers from a distribution center or retail store. Our ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise is shipped directly from manufacturers to our distribution centers located throughout the U.S. In order to meet release dates for certain products, merchandise may be shipped directly to our stores from suppliers.

International Segment

Our Canada and Mexico distribution model is similar to our Domestic segment model.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2018, our 20 largest suppliers accounted for approximately 70% of the merchandise we purchased, with five suppliers – Apple, Samsung, Hewlett-Packard, Sony and Lenovo – representing approximately 56% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or that secure any of the key terms of our arrangements.

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

Store Development

We had approximately 1,200 large-format and 300 small-format stores at the end of fiscal 2018 throughout our Domestic and International segments. Our stores are a vital component of our multi-channel strategy and we believe they are an important competitive advantage. We have the ability to ship from all of our Best Buy stores in the U.S. and all of our large-format stores in Canada. Customers may also elect to pick up orders initiated online in any of our stores. Beginning in 2013, we opened vendor store-within-a-store concepts to allow closer vendor partnership and a higher quality customer experience. In fiscal 2019 and beyond, we will continue to look for opportunities to optimize our store space, renegotiate leases and selectively open or close locations to support our operations, as evidenced by our recent announcement to close all of our remaining Best Buy Mobile stand-alone stores in the U.S.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, Best Buy, Best Buy Mobile, Best Buy Express, Dynex, Geek Squad, Insignia, Magnolia, Modal, My Best Buy, Pacific Sales, Pacific Kitchen and Home, Rocketfish, Platinum and our Yellow Tag logo.

We have secured domestic and international trademark and service mark registrations for many of our brands. We have also secured patents for many of our inventions. We believe our intellectual property has significant value and is an important factor in the marketing of our company, our stores, our products and our websites.

Seasonality

Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico.

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

Competition

Our competitors are primarily multi-channel retailers, internet-based businesses, technology service providers, traditional store-based retailers, and vendors and mobile network carriers who offer their products and services directly to customers. We believe our ability to deliver a high-quality customer experience offers us a key competitive advantage. Some of our competitors have lower cost operating structures and seek to compete for sales primarily on price. In addition, in the U.S., online-only operators are not generally required to collect sales taxes in certain states. We believe this advantage will continue to be eroded as sales tax rules are re-evaluated at both the state and federal levels. We carefully monitor pricing offered by other retailers, and maintaining price competitiveness is one of our ongoing priorities. In addition, we have a price-matching policy in the U.S. that allows customers to request that we match a price offered by certain retail store and online operators. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us through our global vendor partnerships. We believe our dedicated and knowledgeable people, integrated online and retail assets, broad product assortment, strong vendor relationships, range of focused service and support offerings, distinct store formats, brand marketing strategies and supply chain are important ways in which we maintain this advantage.

Environmental Matters

We work hard to positively impact the environment and our communities. We believe that reducing our impact on the environment via realistic yet assertive sustainability goals and advancing energy-efficient consumer solutions helps create long-term value for all of our stakeholders.

We continuously look for cost-effective solutions to minimize carbon emissions in our operations. In fiscal 2018, we set a new goal to reduce our own carbon emissions by 60 percent by 2020 (over a 2009 baseline), from both operational reductions and renewable sourcing, and we currently expect to meet or exceed this goal.

Refer to our Best Buy Corporate Responsibility & Sustainability Report on our website for further information on environmental performance.

Number of Employees

At the end of fiscal 2018, we employed approximately 125,000 full-time, part-time and seasonal employees in the U.S., Canada, Mexico and our sourcing office in China. We consider our employee relations to be good. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive locally and in the aggregate relative to others in our industry.

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

Item 1A. Risk Factors.

Described below are certain risks that we believe apply to our business and the industry in which we operate. Each of the following risk factors should carefully be considered in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing and, consequently, the market value of our common stock and debt instruments. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

We face strong competition from multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers and vendors and mobile network carriers that offer their products and services directly to customers, which directly affects our revenue and profitability.

The retail sector is highly competitive. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices. We compete with many other local, regional, national and international retailers and technology service providers, as well as certain of our vendors and mobile network carriers that offer products directly to consumers. Some of our competitors have greater financial resources than us, have greater brand recognition and may be able to offer lower prices than us for a sustained period of time. They may also be able to secure better terms from vendors and devote more resources to technology, fulfillment and marketing. Competition may also result from new entrants in the markets we serve, offering products and/or services that compete with us.

The retail sector continues to experience a trend towards an increase in sales initiated online and using mobile applications, and some online-only businesses have lower operating costs than us and are not generally required to collect sales taxes in certain U.S. states, which can negatively impact the ability of multi-channel retailers to be price competitive on a tax-included basis. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins. Because our business strategy is based on offering superior levels of customer service and a full range of services to complement the products we offer, our cost structure is higher than some of our competitors, and this, in conjunction with price transparency, puts pressure on our margins.

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

In general, consumer electronics product life cycles (which begin with initial market launch and conclude with maturity or obsolescence) have become shorter and less predictable. This is largely due to rapid technological advancement and innovation and generally faster adoption by consumers. Consumer preferences have also become susceptible to rapid change, and this adds to the unpredictability of our business. These factors affect us in a number of ways, for example:

•	the emergence of new products and categories (for example, voice assistants);

•	the rapid maturity and decline of relatively new categories (for example, tablets);

•	cannibalization of categories (for example, the effect of smartphones on demand for GPS, mobile audio, digital imaging devices, etc.);

•	increasing demand for internet-based services that may replace physical products such as hard drives, media and entertainment software products;

•
intense consumer interest in high-profile product updates (for example, smartphone model updates), which concentrates purchasing activity around new launch dates and can often lead to shortages of merchandise;

•	unpredictable consumer adoption rates (for example, contrasting adoption rates of 3D and Ultra-HD televisions);

•	rapidly declining price-points in many categories (for example, digital imaging, Ultra-HD televisions, etc.); and

•	availability of content (for example, Ultra-HD programming, online streaming services, sporting events or other broadcast programming).

The effects of these factors can also be exacerbated by the competitive environment and the ease with which customers can research and compare product features and prices. If we fail to interpret, predict and react to these factors in a timely and effective manner, the consequences can include:

•	failure to offer the products and services that our customers want;

•	having excess inventory, which may require heavy discounting or liquidation;

•	inability to secure adequate access to brands or products for which consumer demand exceeds supply;

•	delays in adapting our merchandising, marketing or supply chain capabilities to accommodate changes in product trends; and

•	damage to our brand and reputation.

These and other similar factors could have a material adverse impact on our revenue and profitability.

Our reliance on key vendors and mobile network carriers subjects us to various risks and uncertainties which could affect our revenue and profitability.

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2018, our 20 largest suppliers accounted for approximately 70% of the merchandise we purchased (77% in fiscal 2017), with 5 suppliers – Apple, Samsung, Hewlett-Packard, Sony and Lenovo – representing approximately 56% of total merchandise purchased (53% in fiscal 2017). We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. Our profitability depends on us securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. To varying degrees, our vendors may be able to leverage their competitive advantages — for example, their financial strength, the strength of their brand with customers, their own stores or online channels or their relationships with other retailers — to our commercial disadvantage. The potential adverse impact of these factors can be amplified by price transparency (which can limit our flexibility to modify selling prices) and a highly competitive retail environment. Generally, our ability to negotiate favorable terms with our vendors is more difficult with vendors where our purchases represent a smaller proportion of their total revenues, consequently impacting our profitability from such vendor relationships.

We are also dependent on a relatively small number of mobile carriers to allow us to offer mobile devices with carrier connections. The competitive strategies utilized by mobile network carriers can have a material impact on our business. For example, if carriers change the structure of customer contracts, customer upgrade terms, customer qualification requirements, monthly fee plans, cancellation fees or service levels, the volume of upgrades and new contracts we sign with customers may be reduced, adversely affecting our revenue and profitability. In addition, our carriers also may serve customers through their own stores, websites, mobile applications and call centers or through other competing retail channels. Carriers may decide to cease allowing us to offer their contracts or certain categories of their contracts, focus their marketing efforts on alternative channels or make unfavorable changes to our commissions or other terms. Each of these factors could have a material adverse impact on our revenue and profitability.

We have internal standards that we require all of our vendors to meet. Our ability to find qualified vendors who can supply products in a timely and efficient manner that meet our standards of quality and safety can be difficult, especially with respect to goods sourced from outside the U.S. Political or financial instability, merchandise quality issues, product safety concerns, cross-border trade restrictions or tariffs, work stoppages, port delays, foreign currency exchange rate fluctuations, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. Vendors may also fail to invest adequately in design, production or distribution facilities, may reduce their customer incentives, advertising and promotional activities or change their pricing policies. These and other related issues could have a material adverse impact on our financial results.

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

We offer a full range of services that complement our product offerings, including consultation, design, delivery, installation, set-up, protection plans, repair, technical support and educational classes. Designing, marketing and executing these services is subject to incremental risks. These risks include, for example:

•	increased labor expense to fulfill our customer promises, which may be higher than the related revenue;

•	increased risk of errors or omissions in the fulfillment of services;

•	unpredictable warranty failure rates and related expenses;

•	employees in transit using company vehicles to visit customer locations and employees being present in customer homes, which may increase our scope of liability;

•	the potential for increased scope of liability relating to managed services offerings;

•	employees having access to customer devices, including the information held on those devices, which may increase our responsibility for the security of those devices and the data they hold; and

•
the engagement of third parties to assist with some aspects of construction and installation, and the potential responsibility for the actions they take, and for compliance with building codes and related regulations.

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

Real GDP growth, consumer confidence, inflation, employment levels, oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumers' demand for the products and services that we offer. Our future results could be significantly adversely impacted by these factors.

Interruptions and other factors affecting our supply chain, including in-bound deliveries from our vendors, may adversely affect our business.

Our supply chain is a critical part of our operations, particularly in light of industry trends and initiatives, such as ship-from-store and the emphasis on fast delivery when purchasing online. We depend on our vendors' ability to deliver products to us at the right location, right time and in the right quantities. We also depend on third parties for the operation of certain aspects of our supply chain network. The factors that can adversely affect these aspects of our operations include:

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

It is important that we be able to maintain optimal levels of inventory in each store and distribution center and respond rapidly to shifting demands. Any disruption to, or inefficiency in, our supply chain network could damage our revenue and profitability. The risks associated with our dependence on third parties are greater for small parcel home deliveries because of the relatively small number of carriers with the scope and capacity required by our business. The continuing growth of e-commerce increases our exposure to these risks. If we fail to manage these risks effectively, we could experience a material adverse impact on our reputation, revenue and profitability.

If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed. Changes in market compensation rates may adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail sector is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation packages. We operate in a competitive labor market and there is a risk that market increases in compensation could have a material adverse effect on our profitability. Failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry, may negatively impact our operations.

Our strategy to expand into new products, services and technologies brings new business, financial and regulatory risks.

As we introduce new products and services, using new technologies and applications, we may have limited experience in these newer market segments, and our customers may not like our new value propositions. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other issues. In addition, this expansion increases the complexity of our business and places significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial and regulatory control and reporting functions. In addition, new initiatives we test through trials and pilots may not scale or grow effectively or as we expected, which could limit our growth and negatively affect our operating results. They may also involve significant laws or regulations that are beyond our current expertise.

Demand for the products and services we sell could decline if we fail to maintain positive brand perception and recognition.

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our brands are key to our success. Operational factors such as, for example, failure to deliver high quality services, uncompetitive pricing, failure to meet delivery promises or business interruptions could damage our reputation.

External factors, such as negative public remarks or accusations, could also be damaging. The ubiquity of social media means that customer feedback and other information about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in, among other things, declines in customer loyalty, decreases in gift card and service plan sales, lower employee retention and productivity and vendor relationship issues, all of which could materially affect our revenue and profitability.

Failure to effectively manage our real estate portfolio may negatively impact our operating results.

Effective management of our real estate portfolio is critical to our multi-channel strategy. Failure to identify and lease suitable locations for our stores and other facilities could impair our ability to compete successfully and our profitability. Most of our properties are subject to long-term leases. As such, it is essential that we effectively evaluate a range of factors that may influence the success of our long-term real estate strategy. Such factors include, for example:

•	changing patterns of customer consumption and behavior, particularly in light of an evolving multi-channel environment;

•	the appropriate number of stores in our portfolio;

•	the formats and sizes of our stores;

•	the locations of our stores;

•	the interior layouts of our stores;

•	the products and services we offer at each store;

•	the trade area demographics and economic factors for each of our stores;

•	the local competitive positioning in and around our stores;

•	the primary term lease commitment for each store;

•	the long-term lease option coverage for each store;

•	the occupancy cost of our stores relative to market rents;

•	our supply chain network strategy; and

•	our ongoing network of service locations.

If we fail to effectively evaluate these factors or negotiate appropriate terms or if unforeseen changes arise, the consequences could include, for example:

•	closing stores and abandoning the related assets, while retaining the financial commitments of the leases;

•	incurring significant costs to remodel or transform our stores;

•	operating stores, supply chain or service locations that no longer meet the needs of our business; and

•	bearing excessive lease expenses.

These consequences could have a material adverse impact on our profitability, cash flows and liquidity.

For leased property, the financial impact of exiting a location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property, our relationship with the landlord and the availability of potential sub-lease tenants. It is difficult for us to influence some of these factors and the costs of exiting a property can be significant. In addition to rent, we are still responsible for taxes, insurance and common area maintenance charges for vacant properties until the lease commitment expires or is terminated. Similarly, when we enter into a contract with a tenant to sub-lease property, we usually retain our obligations as the master lessee. This leaves us at risk for any remaining liability in the event of default by the sub-lease tenant.

Failure to effectively manage our costs could have a material adverse effect on our profitability.

Some of our operating costs are fixed and/or are subject to multi-year contracts. Some elements of our costs may be higher than our competitors' because of, for example, our differential service offerings or levels of customer service. As discussed above, our revenues are susceptible to volatility from various sources, which can lead to periods of flat or declining revenues. Accordingly, our ongoing drive to reduce costs and increase efficiency represents a strategic imperative. Failure to successfully manage our costs could have a material adverse impact on our profitability and curtail our ability to fund our growth or other critical initiatives.

Constraints in the capital markets or our vendor credit terms may have a material adverse impact on our liquidity.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and liquid investments, credit facilities, other debt arrangements and trade payables. Our liquidity could be materially adversely impacted if our vendors reduce payment terms and/or impose tighter credit limits. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit, our credit ratings and our reputation with potential lenders. These factors could have a material adverse effect on our costs of borrowing and our ability to pursue business opportunities, and threaten our ability to meet our obligations as they become due.

Changes in our credit ratings may limit our access to capital and materially increase our borrowing costs.

Our credit ratings and outlooks at March 29, 2018, are summarized below. In fiscal 2018, Fitch Ratings Limited affirmed its long-term credit rating of BBB- and changed its outlook from Stable to Positive. In fiscal 2019, Standard & Poor's Rating Services upgraded its long-term credit rating of BBB- to BBB and changed its outlook from Positive to Stable, and Moody's Investors Service, Inc. affirmed its long-term credit rating of Baa1 with a Stable outlook.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB	Stable
Moody's	Baa1	Stable
Fitch	BBB-	Positive

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

Approximately one-third of our revenue and more than one-half of our net earnings have historically been generated in our fourth fiscal quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of competitive promotional activity and customer buying patterns, which makes it difficult to forecast and react to these factors quickly. Unexpected events or developments such as natural or man-made disasters, changes in consumer demand, economic factors, product sourcing issues, failure or interruption of management information systems or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations. As a result of these factors, there is a risk that our fourth quarter and annual results could be adversely affected.

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

We may decide to enter into new joint ventures, partnerships, alliances or acquisitions with third parties (collectively, "new ventures"). Assessing the viability of new ventures is typically subject to significant uncertainty and the success of such new ventures can be adversely affected by many factors, including, for example:

•	different and incremental business risks of the new venture;

•	failure to motivate and retain key employees of the new venture;

•	uncertainty of forecasting financial performance;

•	failure to integrate aspects of the new venture into our existing business, such as new product or service offerings or information technology systems;

•	failure to maintain appropriate internal control over financial reporting;

•	failure to generate expected synergies such as cost reductions;

•	unforeseen changes in the business environment of the new venture;

•	disputes or strategic differences with other third-party participants in the new venture; and

•	adverse impacts on relationships with vendors and other key partners of our existing business or the new venture.

If new ventures are unsuccessful, our liquidity and profitability could be materially adversely affected, and we may be required to recognize material impairments to goodwill and other assets acquired. New ventures may also divert our financial resources and management's attention from other important areas of our business.

Failure to prevent or effectively respond to a breach of the privacy or security of our customer, employee, vendor or company information could expose us to substantial costs and reputational damage, as well as litigation and enforcement actions.

Our business involves the collection, use and storage of customer information, including payment card information, as well as confidential information regarding our employees, vendors and other company information. We also share confidential information with suppliers and other third parties, as well as use third-party technology and systems which transmit customer information for a variety of activities. While we take significant steps to protect this information, third party criminal activity such as cyber-attacks, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties, may undermine our privacy and security measures and unauthorized parties may obtain access to our data systems and misappropriate employee, customer and other confidential data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate such attacks or promptly and effectively respond to them. Any compromise of our customer information or other confidential information could have a material adverse effect on our reputation or our relationships with our customers and partners, which may in turn have a negative impact on our revenue and may expose us to material costs, penalties and claims.

Sensitive customer data may also be present on customer-owned devices entrusted to us for service and repair. Vulnerable code on products sold or serviced, including our exclusive brands, may also result in a compromise of customer privacy or security. Our efforts to protect against such compromises and ensure appropriate handling of customer data on devices we manufacture, sell and service may not be effective, resulting in potential liability and damage to our customer relationships.

Increasing costs associated with information security, such as increased investment in technology and qualified staff, costs of compliance and costs resulting from fraud, could cause our business and results of operations to suffer materially. Additionally, the success of our online operations depends upon the secure transmission of customer and other confidential information over public networks, including the use of cashless payments. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

We rely heavily on our information technology systems for our key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

The effective and efficient operation of our business is dependent on our information technology systems and those of our information technology vendors. We rely heavily on these information technology systems to manage all key aspects of our business, including demand forecasting, purchasing, supply chain management, point-of-sale processing, services fulfillment, staff planning and deployment, financial management, reporting and forecasting and safeguarding critical and sensitive information.

Our information technology systems and those of our partners are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks and other malicious actions), catastrophic events such as fires, tornadoes, earthquakes and hurricanes, and usage errors by our employees. The failure or interruption of these information systems, data centers or their backup systems could significantly disrupt our business and cause higher costs and lost revenues and could threaten our ability to remain in operation.

We also utilize complex information technology platforms to operate our websites and mobile applications. If we do not continually invest in securing these systems against attacks or fail to effectively upgrade and maintain our hardware, software, network and system infrastructure and improve the efficiency and resiliency of our systems, it could cause system interruptions and delays. Disruptions to these services, such as those caused by unforeseen traffic levels, malicious attacks, other technical difficulties or events outside of our control, such as natural disasters, power or telecommunications failures or loss of critical data, could prevent us from accepting and fulfilling customer orders for products or services, which could cause us to forgo material revenues, incur material costs and adversely affect our reputation.

Catastrophic events could adversely affect our operating results.

The risk or actual occurrence of various catastrophic events could have a material adverse effect on our financial performance. Such events may be caused by, for example:

•natural disasters or extreme weather events;

•	diseases or epidemics that may affect our employees, customers or partners;

•	floods, fire or other catastrophes affecting our properties;

•	cybersecurity breaches; or

•	terrorism, civil unrest or other conflicts.

Such events can adversely affect our work force and prevent employees and customers from reaching our stores and properties and can disrupt or disable portions of our supply chain and distribution network. They can also affect our information systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

Our exclusive brands products are subject to several additional product, supply chain and legal risks that could affect our operating results.

Sales of our exclusive brands products, which include Insignia, Modal, Dynex, Platinum and Rocketfish branded products, represent an important component of our product offerings and our revenue and profitability. Most of these products are manufactured by contract manufacturers based in southeast Asia. This arrangement exposes us to the following additional potential risks, which could have a material adverse effect on our operating results:

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

Maintaining consistent quality, availability and competitive pricing of our exclusive brand products helps us build and maintain customer loyalty, generate revenue and achieve acceptable margins. Failure to maintain these factors could have a significant adverse impact on the demand for exclusive brand products and the profits we are able to generate from them.

We are subject to certain statutory, regulatory and legal developments which could have a material adverse impact on our business.

Our statutory, regulatory and legal environments expose us to complex compliance and litigation risks that could have a material adverse effect on our operations. Some of the most significant compliance and litigation risks we face are:

•	the difficulty of complying with sometimes conflicting statutes and regulations in local, national or international jurisdictions;

•
the potential for unexpected costs related to compliance with new or existing environmental legislation or international agreements affecting energy, carbon emissions, electronics recycling and water or product materials;

•
ensuring compliance with applicable product compliance laws and regulations with respect to both the products we sell and contract to manufacture, including laws and regulations related to product safety and product transport;

•	the impact of new regulations governing data privacy and security, whether imposed as a result of increased cyber-security risks or otherwise;

•
the impact of other new or changing statutes and regulations, including, but not limited to, financial reform, National Labor Relations Board rule changes, health care reform, corporate governance matters, escheatment rules, rules governing pricing, content, distribution, copyright, mobile communications, electronic device certification or payment services, and/or other as yet unknown legislation, that could affect how we operate and execute our strategies as well as alter our expense structure;

•
the impact of the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S. or countries where we sell our products and services or procure products;

•
the impact of potential changes in U.S. or other countries' tax laws and regulations or evolving interpretations of existing laws, including additional guidance and legislation related to the Tax Cuts and Jobs Act; and

•	the impact of litigation trends, including class action lawsuits involving consumers and shareholders, and labor and employment matters.

Regulatory activity focused on the retail sector has grown in recent years, increasing the risk of fines and additional operating costs associated with compliance. Additionally, defending against lawsuits and other proceedings may involve significant expense and divert management's attention and resources from other matters.

Changes to labor or employment laws or regulations could have an adverse impact on our costs and impair the viability of our operating model.

As an employer of approximately 125,000 people in a large number of different jurisdictions, we are subject to risks related to employment laws and regulations including, for example:

•
unionization and related regulations that affect the nature of labor relations, the organization of unions and union elections; in the U.S., the National Labor Relations Board continually considers changes to such regulations; as of February 3, 2018, none of our U.S. operations had employees represented by labor unions or working under collective bargaining agreements;

•	laws that impact the relationship between the company and independent contractors; and

•	laws that impact minimum wage, sick time, paid leave and scheduling requirements could directly or indirectly increase our payroll costs and/or impact the level of service we are able to provide.

Changes to laws and regulations such as these could adversely impact our reputation, our ability to continue operations and our profitability.

Economic, regulatory and other developments could adversely affect our ability to offer attractive promotional financing to our customers and adversely affect the profits we generate from these programs.

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 24% of our fiscal 2018 revenue was transacted using one of the company's branded cards. In addition, we earn profit-share income from our banking partners based on the performance of the programs. The income we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits of the programs.

We utilize third-party vendors for certain aspects of our business operations.

We engage key third-party business partners to support various functions of our business, including but not limited to, information technology, web hosting and cloud-based services, human resource operations, customer loyalty programs, promotional financing and customer loyalty credit cards, gift cards, customer warranty, delivery and installation, technical support, transportation and insurance programs. Any material disruption in our relationship with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We operate retail locations in Canada and Mexico. In addition, we have wholly owned legal entities registered in various other foreign countries, including Bermuda, China, Hong Kong, Luxembourg, the Republic of Mauritius, Turks and Caicos and the U.K. During fiscal 2018, our International segment's operations generated 8% of our revenue. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

•	political conditions and geopolitical events, including war and terrorism;

•	economic conditions, including monetary and fiscal policies and tax rules;

•	legal and regulatory environments;

•	rules governing international trade and potential changes to trade policies or trade agreements and ownership of foreign entities;

•	risks associated with foreign currency exchange rates;

•	cultural differences that we may be unable to anticipate or respond to appropriately;

•	different rules or practices regarding employee relations, including the existence of works councils or unions;

•	difficulties in enforcing intellectual property rights; and

•	difficulties encountered in exerting appropriate management oversight to operations in remote locations.

These factors could significantly disrupt our International operations and have a material adverse effect on our revenue and profitability and could lead us to incur material impairments and other exit costs.

Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.

We may provide public guidance on our expected financial results or other forward-looking information for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our existing and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not be in line with guidance we have provided. We may not be able to accurately forecast our growth rate. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected. Our revenue growth may not be sustainable and our percentage growth rates may decrease. Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us, and our business is affected by general economic and business conditions worldwide. If our financial results for a particular period do not meet our guidance or the expectations of market participants, or if we reduce our guidance for future periods, the market price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.
Stores, Distribution Centers, Service Centers and Corporate Facilities
Domestic Segment
The following table summarizes the location and total square footage of our Domestic segment stores at the end of fiscal 2018:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand-Alone Stores	Pacific Sales Stores
Alabama	12	2	—
Alaska	2	—	—
Arizona	22	1	—
Arkansas	9	2	—
California	117	16	28
Colorado	21	4	—
Connecticut	12	2	—
Delaware	3	1	—
District of Columbia	2	—	—
Florida	64	28	—
Georgia	28	8	—
Hawaii	2	—	—
Idaho	5	1	—
Illinois	46	11	—
Indiana	23	10	—
Iowa	11	1	—
Kansas	8	2	—
Kentucky	9	7	—
Louisiana	16	4	—
Maine	3	—	—
Maryland	21	7	—
Massachusetts	23	7	—
Michigan	32	9	—
Minnesota	20	11	—
Mississippi	8	1	—
Missouri	18	7	—
Montana	3	—	—
Nebraska	5	3	—
Nevada	10	3	—
New Hampshire	6	3	—
New Jersey	26	7	—
New Mexico	5	2	—
New York	53	8	—
North Carolina	32	7	—
North Dakota	4	1	—
Ohio	35	9	—
Oklahoma	13	3	—
Oregon	12	2	—
Pennsylvania	37	12	—
Puerto Rico	3	—	—
Rhode Island	1	—	—
South Carolina	13	3	—
South Dakota	2	1	—
Tennessee	16	7	—
Texas	103	22	—
Utah	10	—	—
Vermont	1	—	—
Virginia	34	7	—
Washington	19	3	—
West Virginia	5	—	—
Wisconsin	22	11	—
Wyoming	1	1	—
Total store count	1,008	257	28

Square footage (in thousands)	39,082	362	735
Average square feet per store (in thousands)	39	1	26

The following table summarizes the ownership status of our Domestic segment store locations at the end of fiscal 2018:

	U.S. Best Buy Stores	U.S. Best Buy Mobile Stand- Alone Stores(1)	Pacific Sales Stores
Owned store locations	25	—	—
Owned buildings and leased land	36	—	—
Leased store locations	947	257	28

(1)
On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. We expect the majority of these stores to close during the first half of fiscal 2019. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers, corporate and field offices of our Domestic segment at the end of fiscal 2018:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	23 locations in 17 U.S. states	8,750	3,168
Geek Squad service centers(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	11 locations throughout the U.S.	96	—
Pacific Sales corporate office space	Torrance, California	12	—

(1)	The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)
Our principal corporate headquarters consists of four interconnected buildings. Certain vendors who provide us with a variety of corporate services occupy a portion of our principal corporate headquarters. We also sublease a portion of our principal corporate headquarters to unaffiliated third parties.

International Segment

The following table summarizes the location and total square footage of our International segment stores at the end of fiscal 2018:

	Best Buy Stores	Best Buy Mobile Stores	Best Buy Express Stores
Canada
Alberta	19	9	—
British Columbia	22	10	—
Manitoba	4	—	—
New Brunswick	3	—	—
Newfoundland	1	—	—
Nova Scotia	3	1	—
Ontario	54	26	—
Prince Edward Island	1	—	—
Quebec	23	5	—
Saskatchewan	4	—	—

Square footage (in thousands)	3,783	48	—
Average square feet per store (in thousands)	28	1	—

Mexico
Ciudad de Mexico	8	—	4
Coahuila	—	—	1
Estado de Mexico	4	—	—
Guanajuato	1	—	—
Jalisco	4	—	—
Michoacan	1	—	—
Morelos	1	—	—
Nuevo Leon	2	—	1
Quintana Roo	1	—	—
San Luis Potosi	1	—	—
Veracruz	1	—	—
Yucatan	1	—	—

Square footage (in thousands)	759	—	12
Average square feet per store (in thousands)	30	—	2

Total store count	159	51	6

The following table summarizes the ownership status of our International segment store locations at the end of fiscal 2018:

	Canada		Mexico
	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores	Best Buy Express Stores
Owned store locations	3	—	—	—
Leased store locations	131	51	25	6

The following table summarizes the location, ownership status and total square footage of space for distribution centers and corporate offices of our International segment at the end of fiscal 2018:

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

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant
(As of March 29, 2018)

Name	Age	Position with the Company	Years with the Company
Hubert Joly	58	Chairman and Chief Executive Officer	5
Corie Barry	43	Chief Financial Officer	18
Kamy Scarlett	54	Chief Human Resources Officer	4
Shari L. Ballard	51	Senior Executive Vice President & President, Multi-channel Retail	25
R. Michael (Mike) Mohan	50	Senior Executive Vice President & Chief Merchandising and Marketing Officer	14
Keith J. Nelsen	54	General Counsel and Secretary	12
Asheesh Saksena	53	Chief Strategic Growth Officer	2
Trish Walker	51	President, Services	2
Mathew R. Watson	47	Senior Vice President, Controller and Chief Accounting Officer	12

Hubert Joly is our Chairman and Chief Executive Officer. He was appointed as President and Chief Executive Officer and a Director in September 2012 and as Chairman in June 2015. Mr. Joly was previously the president and chief executive officer of Carlson, Inc., a worldwide hospitality and travel company based in Minneapolis, Minnesota, from 2008 until he joined Best Buy. Prior to becoming chief executive officer of Carlson, Mr. Joly was president and chief executive officer of Carlson Wagonlit Travel, a business travel management company, from 2004 until 2008. He held several senior executive positions with Vivendi S.A., a French multinational media and telecommunications company, from 1999 to 2004. Prior to that time, Mr. Joly worked in the technology sector at Electronic Data Systems (now part of Hewlett-Packard Co.) from 1996 to 1999 and at McKinsey & Company, Inc. from 1983 to 1996. Mr. Joly is currently a member of the board of directors of Ralph Lauren Corp., a leader in the design, marketing and retailing of premier lifestyle products. He also serves on the executive committees for the Retail Industry Leaders Association and the Minnesota Business Partnership, and on the board of trustees of the Minneapolis Institute of Arts and the Minnesota Orchestra. Mr. Joly previously served as a director of Carlson, Inc.; chair of the board of directors of the Rezidor Hotel Group; chair of the board of directors of Carlson Wagonlit Travel; chair of the Travel Facilitation Sub-Committee of the U.S. Department of Commerce Travel and Tourism Advisory Board; on the executive committee of the World Travel and Tourism Council; and on the board of overseers of the Carlson School of Management.

Corie Barry was appointed our Chief Financial Officer in June 2016. In this role, she is responsible for overseeing all aspects of global finance, as well as information technology, digital technology, enterprise risk and compliance, audit, procurement and pricing functions. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles within the organization, both in the field and at corporate. She most recently was the company’s chief strategic growth officer and the interim leader of Best Buy’s services organization from 2015 until 2016. Prior to that dual-role, she served as senior vice president of domestic finance from 2013 to 2015; vice president, chief financial officer and business development of our home business group from 2012 to 2013; and vice president, finance of the home customer solutions group from 2010 to 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche, LLP.

Kamy Scarlett was appointed our Chief Human Resources Officer in June 2017. In this role, she oversees talent development and the health and well-being of the more than 125,000 Best Buy employees worldwide. Ms. Scarlett joined Best Buy in 2014. She has served in a variety of retail operations, marketing and human resources leadership roles since beginning her career in retail more than 30 years ago. Most recently, she was senior vice president of retail and chief human resources officer for Best Buy Canada from 2014 to May 2017. She was responsible for sales and profits in more than 180 stores in addition to enacting the human resources and talent management strategies for the company. Prior to joining Best Buy, Ms. Scarlett was the chief operating officer from 2012 to 2014 at Grafton-Fraser Inc., a leading Canadian retailer of men’s apparel. She also previously held leadership roles at Loblaw Cos., Hudson’s Bay Co. and Dylex Inc.

Shari L. Ballard is our Senior Executive Vice President and President, Multi-channel Retail. In her role, she is responsible for all U.S. Best Buy stores, e-commerce, Best Buy Mexico and the company’s real estate strategy. Prior to her current role, she served as president, U.S. retail from 2014 to 2017; chief human resources officer from 2014 to 2016; president, international and chief human resources officer from 2013 to 2014; executive vice president and president, international from 2012 to 2013; executive vice president, president - Americas from March 2010 until 2012; executive vice president - retail channel management from 2007 to 2010; and executive vice president - human resources and legal from 2004 to 2007. Ms. Ballard joined us in 1993 and has served as senior vice president, vice president, and general and assistant store manager. Ms. Ballard serves on the board of directors of the University of Minnesota Foundation. She previously served on the board of directors of the Delhaize Group, a Belgian-based international food retailer.

R. Michael (Mike) Mohan is our Senior Executive Vice President and Chief Merchandising and Marketing Officer. He is responsible for the category management, merchandising, marketing, supply chain and Best Buy Direct functions for Best Buy’s core U.S. business. Prior to his current role, he served as chief merchandising officer from 2014 to 2017; president, home from 2013 to 2014; senior vice president, general manager - home business group from 2011 to 2013; senior vice president, home theatre from 2008 to 2011; and vice president, home entertainment from 2006 to 2008. Prior to joining Best Buy in 2004 as vice president, digital imaging, Mr. Mohan was vice president and general merchandising manager for Good Guys, an audio/video specialty retailer in the western U.S. Mr. Mohan also previously worked at Future Shop in Canada from 1988 to 1997, prior to our acquisition of the company, where he served in various merchandising roles. Mr. Mohan serves on the board of directors for Bloomin’ Brands, a hospitality industry company that owns several American casual dining restaurant chains, and as a national trustee for the Boys & Girls Clubs of America.

Keith J. Nelsen has served as our General Counsel and Secretary since 2011. In this role, he manages our enterprise legal function and acts as Secretary to our Board of Directors. Previously, in addition to his current role, he also served as chief risk officer from 2012 to 2013. He was appointed executive vice president, general counsel in May 2011 and secretary of the company in June 2011 and served as senior vice president, commercial and international general counsel from 2008 until his current appointment. Mr. Nelsen joined Best Buy in 2006 as vice president, operations and international general counsel. Prior to joining us, he worked at Danka Business Systems PLC, an office products supplier, from 1997 to 2006 and served in various roles, including chief administration officer and general counsel. Prior to his time at Danka, Mr. Nelsen held the role of vice president, legal from 1995 to 1997 at NordicTrack, Inc., a provider of leisure equipment products. Mr. Nelsen began his career in 1989 as a practicing attorney with Best and Flanagan, LLP, a law firm located in Minneapolis, Minnesota. Mr. Nelsen is a member of the board of directors of NuShoe, Inc., a privately held shoe repair facility in San Diego, California.

Asheesh Saksena is our Chief Strategic Growth Officer. In this role, he leads the company’s efforts to refine and implement our growth strategy. He also is responsible for strategic planning across the company. A highly strategic leader with more than 20 years of experience in creating and leading strategic growth, Mr. Saksena joined Best Buy in June 2016. He previously served as the executive vice president of strategy and new business development from 2011 to 2016 at Cox Communications, one of the nation’s leading cable television providers. Prior to that, he was the deputy chief strategy officer from 2008 until 2011 for Time Warner Cable. He has also held leadership roles at Accenture and Tata Group.

Trish Walker was appointed our President, Services in April 2016. In this role, she oversees all services in stores, online and in customers’ homes. That includes the Geek Squad, a national tech-support organization with more than 20,000 agents dedicated to helping customers learn about and enjoy their technology, as well as the company’s service plan portfolio and customer care. Before joining us in 2016, Ms. Walker spent 27 years at Accenture, most recently serving as senior managing director and North America retail practice and global client account lead. Prior to leading the retail practice, she held numerous leadership positions in Accenture’s retail practice, including marketing, operations, SAP and change management. She has worked with many leading retailers over the years, including Nordstrom, CVS, L.L. Bean, Macy’s and The Limited. She also led Accenture’s work on the Best Buy account for several years, during which she worked closely with Geek Squad. Ms. Walker also serves on the advisory board of iOwn, LLC, a computer software development company.

Mathew R. Watson was appointed our Senior Vice President, Controller and Chief Accounting Officer in October 2017. He previously served as our vice president, controller and chief accounting officer from April 2015 until his current role. Mr. Watson is responsible for our controllership, financial operations and external reporting functions. Mr. Watson has served in the role of vice president, finance - controller since 2014. Prior to that role, he was vice president - finance, domestic controller from 2013 to 2014. Mr. Watson was also senior director, external reporting and corporate accounting from 2010 to 2013 and director, external reporting and corporate accounting beginning in 2007. Prior to joining us in 2005, Mr. Watson worked at KPMG, a professional audit, advisory and tax firm, from 1995 to 2005. He serves on the boards of directors of AchieveMpls and The Best Buy Foundation.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange under the ticker symbol BBY. In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. In addition, our Board approved a special dividend that was declared and paid in the first quarter of each of fiscal 2016 and fiscal 2017. On March 1, 2018, we announced a 32% increase in our regular quarterly dividend to $0.45 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board. The table below sets forth the high and low sales prices of our common stock as reported on the New York Stock Exchange – Composite Index and the dividends declared and paid during the periods indicated.

	Sales Price				Dividends Declared and Paid
	Fiscal 2018		Fiscal 2017		Fiscal Year
	High	Low	High	Low	2018	2017
First quarter	$52.67	$41.67	$34.95	$26.10	$0.34	$0.73
Second quarter	61.95	50.29	33.63	28.76	0.34	0.28
Third quarter	63.32	51.61	40.58	32.02	0.34	0.28
Fourth quarter	78.59	52.92	49.40	37.10	0.34	0.28

Holders

As of March 29, 2018, there were 2,566 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2017, our Board authorized a new $5.0 billion share repurchase program that superseded the previous $5.0 billion authorization from June 2011. There is no expiration date governing the period over which we can repurchase shares under the February 2017 authorization. On March 1, 2018, we announced our intent to repurchase $1.5 billion of shares in fiscal 2019, which reflects an updated two-year plan of $3.5 billion compared to the original $3.0 billion two-year plan announced on March 1, 2017. During fiscal 2018, we repurchased and retired 35.1 million shares at a cost of $2.0 billion. At February 3, 2018, $3.0 billion of the $5.0 billion of share repurchases authorized by our Board in February 2017 was available for future share repurchases. Between the end of fiscal 2018 and March 29, 2018, we repurchased an incremental 3.5 million shares of our common stock at a cost of $249 million.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2018, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that may yet be purchased at the end of the applicable fiscal period, pursuant to our February 2017 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Oct. 29, 2017 through Nov. 25, 2017	3,505,721	$56.13	3,505,721	$3,694,000,000
Nov. 26, 2017 through Dec. 30, 2017	5,070,197	$64.00	5,070,197	$3,370,000,000
Dec. 31, 2017 through Feb. 3, 2018	4,672,740	$73.06	4,672,740	$3,029,000,000
Total fiscal 2018 fourth quarter	13,248,658	$65.11	13,248,658	$3,029,000,000

(1)
At the beginning of the fourth quarter of fiscal 2018, there was $3.9 billion available for share repurchases under our February 2017 $5.0 billion share repurchase program. The "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program" reflects the $863 million we purchased in the fourth quarter of fiscal 2018 pursuant to such program. For additional information, see Note 7, Shareholders' Equity, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The graph assumes an investment of $100 at the close of trading on February 2, 2013, the last trading day of fiscal 2013, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

Fiscal Year	2013	2014	2015	2016	2017	2018
Best Buy Co., Inc.	$100.00	$149.45	$228.78	$188.60	$307.25	$516.16
S&P 500	100.00	121.52	138.80	137.88	165.51	209.22
S&P Retailing Group	100.00	127.72	153.64	184.32	218.76	321.37
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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2018(1)(2)	2017(3)	2016(4)	2015(5)	2014(6)
Consolidated Statements of Earnings Data
Revenue	$42,151	$39,403	$39,528	$40,339	$40,611
Operating income	1,843	1,854	1,375	1,450	1,144
Net earnings from continuing operations	999	1,207	807	1,246	695
Gain (loss) from discontinued operations	1	21	90	(11)	(172)
Net earnings including noncontrolling interests	1,000	1,228	897	1,235	523
Net earnings attributable to Best Buy Co., Inc. shareholders	1,000	1,228	897	1,233	532
Per Share Data
Net earnings from continuing operations	$3.26	$3.74	$2.30	$3.53	$2.00
Net gain (loss) from discontinued operations	—	0.07	0.26	(0.04)	(0.47)
Net earnings	3.26	3.81	2.56	3.49	1.53
Cash dividends declared and paid	1.36	1.57	1.43	0.72	0.68
Common stock price:
High	78.59	49.40	42.00	40.03	44.66
Low	41.67	26.10	25.31	22.30	13.83
Operating Statistics
Comparable sales gain (decline)(7)	5.6%	0.3%	0.5%	0.5%	(1.0)%
Gross profit rate	23.4%	24.0%	23.3%	22.4%	23.1%
Selling, general and administrative expenses rate	19.0%	19.2%	19.3%	18.8%	20.0%
Operating income rate	4.4%	4.7%	3.5%	3.6%	2.8%
Year-End Data
Current ratio(8)	1.3	1.5	1.4	1.5	1.4
Total assets	$13,049	$13,856	$13,519	$15,245	$13,990
Debt, including current portion	1,355	1,365	1,734	1,613	1,647
Total equity	3,612	4,709	4,378	5,000	3,989
Number of stores
Domestic	1,293	1,363	1,415	1,448	1,495
International	216	212	216	283	284
Total	1,509	1,575	1,631	1,731	1,779
Retail square footage (in thousands)
Domestic	40,179	40,828	41,216	41,716	42,051
International	4,602	4,511	4,543	6,470	6,636
Total	44,781	45,339	45,759	48,186	48,687

(1)
Included within operating income, net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2018 is $80 million ($51 million net of taxes) related to a one-time bonus for certain employees and $20 million ($13 million net of taxes) related to a one-time contribution to the Best Buy Foundation in response to future tax savings created by the Tax Cuts and Jobs Act ("tax reform" or "Tax Act") enacted into law in fiscal 2018. Also included in net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2018 is $283 million of charges resulting from the Tax Act. Refer to Note 10, Income Taxes, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(2)	Fiscal 2018 included 53 weeks. All other periods presented included 52 weeks.

(3)
Included within net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2017 includes $161 million ($100 million net of taxes) due to cathode ray tube ("CRT") and LCD litigation settlements reached, net of related legal fees and costs. Settlements relate to products purchased and sold in prior fiscal years. Refer to Note 12, Contingencies and Commitments, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(4)
Included within operating income and net earnings from continuing operations for fiscal 2016 is $201 million ($159 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2016 related to measures we took to restructure our business. Net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2016 includes restructuring charges (net of tax and noncontrolling interest) from continuing operations. Refer to Note 4, Restructuring Charges, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(5)
Included within net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2015 includes $353 million due to a discrete benefit related to reorganizing certain European legal entities.

(6)
Included within operating income and net earnings from continuing operations for fiscal 2014 is $149 million ($95 million net of taxes) of restructuring charges from continuing operations recorded in fiscal 2014 related to measures we took to restructure our business. Net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2014 includes restructuring charges (net of tax) from continuing operations.

(7)
Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, from the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all Canadian store and website revenue was removed from the comparable sales base and the International segment no longer had a comparable metric. Therefore, Consolidated comparable sales equaled the Domestic segment comparable sales. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue in the International segment was once again deemed to be comparable and, as such, Consolidated comparable sales are once again equal to the aggregation of Domestic and International comparable sales. Comparable sales also exclude the impact of the extra week in fiscal 2018.

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

Overview

We are a leading provider of technology products, services and solutions. We offer these products and services to customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have operations in the U.S., Canada and Mexico. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S. The International segment is comprised of all operations in Canada and Mexico.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2018 included 53 weeks with the additional week included in the fourth quarter. Fiscal 2017 and 2016 each included 52 weeks. Our business, like that of many retailers, is seasonal. A higher proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico ("Holiday").

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations, the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only) and the impact of the extra week in fiscal 2018. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures such as constant currency, non-GAAP operating income, non-GAAP effective tax rate, non-GAAP net earnings from continuing operations, non-GAAP diluted earnings per share ("EPS") from continuing operations and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill impairments and gains or losses on investments. In addition, certain other items may be excluded from non-GAAP financial measures when we believe this provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.

In our discussions of the operating results of our Consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. We also use the term "constant currency," which represents results adjusted to exclude foreign currency impacts. We calculate those impacts as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period currency exchange rates. We believe the disclosure of revenue changes in constant currency can provide useful supplementary information to investors in light of significant fluctuations in currency rates and our inability to report comparable store sales for the International segment from the first quarter of fiscal 2016 through the third quarter of fiscal 2017 as a result of the Canadian brand consolidation.

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

Business Strategy

In November 2012, we introduced our transformation strategy called Renew Blue. Since then we have stabilized comparable sales and increased our profitability. In fiscal 2018, we declared Renew Blue complete and unveiled a new strategy: Best Buy 2020: Building the New Blue.

Customers are at the core of Best Buy 2020. Technology continues to evolve, opening an increasing range of possibilities for our customers. It is also creating more complexity and we believe many of our customers need our help. The purpose of our strategy is to help our customers enrich their lives through technology. We believe we can do this by focusing on customers’ underlying needs, such as entertainment, communications, security and health. We continue to believe we have a material opportunity to grow the company. Technology innovations continue to be vibrant and exciting and we believe our market offers room for differentiation.

Against this backdrop, we intend to fulfill our purpose and grow the company by expanding what we sell, evolving how we sell and building key enablers, all while continuing to reduce costs. To these ends, in fiscal 2018, we expanded our In-Home Advisor program, introduced our Total Tech Support offering, continued to enhance associate proficiency, and continued to improve and simplify the online buying process for our customers. We invested in enterprise customer relationship management capabilities and continued to develop our services platform. We also began investing in the transformation of our supply chain, while continuing to make progress on our productivity goals. Based on early results, as outlined in the Results of Operations section below, we believe our strategy is working.

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

The results of Jiangsu Five Star Appliance Co., Limited ("Five Star"), in our International segment, are presented as discontinued operations on our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Fiscal 2018 included 53 weeks, and fiscal 2017 and 2016 included 52 weeks.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2018	2017	2016
Revenue	$42,151	$39,403	$39,528
Revenue % gain (decline)	7.0%	(0.3)%	(2.0)%
Comparable sales % gain (1)	5.6%	0.3%	0.5%
Comparable sales % decline, excluding estimated impact of installment billing(1)(2)	n/a	n/a	(0.1)%
Restructuring charges - cost of goods sold	$—	$—	$3
Gross profit	$9,876	$9,440	$9,191
Gross profit as a % of revenue(3)	23.4%	24.0%	23.3%
SG&A	$8,023	$7,547	$7,618
SG&A as a % of revenue	19.0%	19.2%	19.3%
Restructuring charges	$10	$39	$198
Operating income	$1,843	$1,854	$1,375
Operating income as a % of revenue	4.4%	4.7%	3.5%
Net earnings from continuing operations	$999	$1,207	$807
Gain from discontinued operations(4)	$1	$21	$90
Net earnings	$1,000	$1,228	$897
Diluted earnings per share from continuing operations	$3.26	$3.74	$2.30
Diluted earnings per share	$3.26	$3.81	$2.56

(1)
The Canadian brand consolidation that was initiated in the first quarter of fiscal 2016 had a material impact on a year-over-year basis on the Canadian retail stores and website. As such, beginning in the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric has not been provided. Therefore, Consolidated comparable sales for fiscal 2017 include revenue from continuing operations in the Domestic segment for the full year and the International segment for the fourth quarter only, and Consolidated comparable sales for fiscal 2016 equal the Domestic segment comparable sales. Comparable sales also exclude the impact of the extra week in fiscal 2018.

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

(4)	Includes both gain from discontinued operations and net earnings from discontinued operations.

Fiscal 2018 Results Compared With Fiscal 2017

Consolidated revenue of $42.2 billion in fiscal 2018 increased 7.0% compared to fiscal 2017. Fiscal 2018 includes approximately $760 million of revenue from the extra week. The components of the 7.0% revenue increase in fiscal 2018 were as follows:

Comparable sales impact	5.3%
Non-comparable sales(1)	1.5%
Impact of foreign currency exchange rate fluctuations	0.2%
Total revenue increase	7.0%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, the impact of the extra week in fiscal 2018, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

Our gross profit rate decreased by 0.6% of revenue in fiscal 2018. Our Domestic segment contributed a rate decrease of 0.4% of revenue, while our International segment contributed a rate decrease of 0.2%. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate decreased by 0.2% of revenue in fiscal 2018. Our Domestic and International segments both contributed a rate decrease of 0.1% of revenue. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

Restructuring charges decreased from $39 million in fiscal 2017 to $10 million in fiscal 2018. The fiscal 2018 and fiscal 2017 activity primarily related to our Domestic segment. For further discussion of each segment's restructuring charges, see Segment Performance Summary, below.

Our operating income decreased $11 million and our operating income as a percent of revenue decreased to 4.4% of revenue in fiscal 2018, compared to operating income of 4.7% of revenue in fiscal 2017. The decrease in our operating income was primarily due to a decrease in our gross profit rate and an increase in SG&A.

Fiscal 2017 Results Compared With Fiscal 2016

Consolidated revenue of $39.4 billion in fiscal 2017 decreased 0.3% compared to fiscal 2016. The components of the 0.3% revenue decrease in fiscal 2017 were as follows:

Comparable sales impact	0.2%
Impact of foreign currency exchange rate fluctuations	(0.2)%
Non-comparable sales(1)	(0.3)%
Total revenue decrease	(0.3)%

(1)
Non-comparable sales reflects the impact of revenue in our International segment for the first through third quarters of fiscal 2017, net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit share revenue, certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

Our gross profit rate increased 0.7% of revenue in fiscal 2017. Our Domestic segment contributed a rate increase of 0.5% of revenue, while our International segment contributed 0.2%. For further discussion of each segment's gross profit rate changes, see Segment Performance Summary, below.

The SG&A rate remained flat on a year-over-year basis with both Domestic and International segments contributing flat year-over-year SG&A as a percentage of revenue. For further discussion of each segment's SG&A rate changes, see Segment Performance Summary, below.

Restructuring charges decreased from $198 million in fiscal 2016 to $39 million in fiscal 2017. The fiscal 2017 activity primarily related to our Domestic segment, while our fiscal 2016 activity was driven by our International segment. For further discussion of each segment’s restructuring charges, see Segment Performance Summary, below.

Our operating income increased $479 million and our operating income as a percent of revenue increased to 4.7% of revenue in fiscal 2017, compared to operating income of 3.5% of revenue in fiscal 2016. The increase in our operating income was primarily due to an increase in our gross profit rate and a decrease in our restructuring activity.

Segment Performance Summary

Domestic Segment

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary	2018	2017	2016
Revenue	$38,662	$36,248	$36,365
Revenue % gain (decline)	6.7%	(0.3)%	0.9%
Comparable sales % gain(1)	5.6%	0.2%	0.5%
Comparable sales % decline, excluding the estimated impact of installment billing(1)(2)	n/a	n/a	(0.1)%
Gross profit	$9,065	$8,650	$8,484
Gross profit as % of revenue	23.4%	23.9%	23.3%
SG&A	$7,304	$6,855	$6,897
SG&A as % of revenue	18.9%	18.9%	19.0%
Restructuring charges	$9	$31	$2
Operating income	$1,752	$1,764	$1,585
Operating income as % of revenue	4.5%	4.9%	4.4%

Selected Online Revenue Data
Online revenue as a % of total segment revenue	15.5%	13.4%	11.0%
Comparable online sales % gain(1)	21.8%	20.8%	13.5%

(1)	Comparable online sales gain is included in the total comparable sales gain. Comparable sales also exclude the impact of the extra week in fiscal 2018.

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

The following table reconciles our Domestic segment stores open at the end of each of the last three fiscal years:

	Fiscal 2016	Fiscal 2017			Fiscal 2018
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	1,037	—	(11)	1,026	—	(18)	1,008
Best Buy Mobile stand-alone	350	—	(41)	309	—	(52)	257
Pacific Sales	28	—	—	28	—	—	28
Total Domestic segment stores	1,415	—	(52)	1,363	—	(70)	1,293

We continuously monitor store performance. As we approach the expiration date of our stores leases, we evaluate various options for each location, including whether a store should remain open. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Fiscal 2018 Results Compared With Fiscal 2017

Domestic segment revenue of $38.7 billion in fiscal 2018 increased 6.7% compared to the prior year and includes approximately $715 million of revenue from the extra week. The components of the 6.7% revenue increase in the Domestic segment in fiscal 2018 were as follows:

Comparable sales impact	5.3%
Non-comparable sales(1)	1.4%
Total revenue increase	6.7%

(1)
Non-comparable sales reflects the impact of the extra week in fiscal 2018, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers. Non-comparable sales also reflects the impact of net store opening and closing activity of (0.7)% in fiscal 2018.

The profit-share revenue included in our non-comparable sales relates to our extended warranty protection plans that are managed by a third-party underwriter. We may be eligible to receive profit-sharing payments, depending on the performance of the portfolio. When performance of the portfolio is strong and the claims cost to the third-party underwriter declines, we are entitled to share in the excess premiums. In fiscal 2018, we recognized $59 million of such profit-share revenue, with an equal impact to gross profit and operating income. In fiscal 2017, we recognized $110 million of such profit-share revenue. The fiscal 2018 profit-share revenue decrease from fiscal 2017 reflects reductions to the premiums that we pay to the third-party underwriter. In light of the continued impact of these lower premiums, we expect the profit-share payments to continue to decrease in future periods.

In fiscal 2018, Domestic segment online revenue of $6.0 billion increased 21.8% on a comparable basis, primarily due to higher conversion rates and increased traffic. As a percentage of total Domestic revenue, online revenue increased to 15.5% versus 13.4% last year.

The following table presents the Domestic segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2018 and 2017:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017
Consumer Electronics	33%	34%	3.1%	5.0%
Computing and Mobile Phones	45%	45%	5.3%	(1.8)%
Entertainment	8%	7%	12.6%	(13.8)%
Appliances	10%	9%	11.4%	7.8%
Services	4%	5%	4.0%	(3.3)%
Total	100%	100%	5.6%	0.2%

We believe the strong execution of our business strategy, combined with better product availability, a continued healthy consumer confidence, positive macro conditions and a favorable competitive environment contributed to our Domestic comparable sales growth across most of our categories. The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Consumer Electronics: The 3.1% comparable sales gain was driven primarily by smart home, home theater, headphones and voice assistants, partially offset by declines in health and fitness.

•	Computing and Mobile Phones: The 5.3% comparable sales gain was driven primarily by computing, mobile phones and wearables, partially offset by declines in tablets.

•	Entertainment: The 12.6% comparable sales gain was driven primarily by gaming hardware.

•	Appliances: The 11.4% comparable sales gain was driven primarily by large and small appliances.

•	Services: The 4.0% comparable sales gain was primarily driven by continued growth in our warranty business, and higher installation and delivery services.

Our Domestic segment experienced a decrease in gross profit rate to 23.4% in fiscal 2018 from 23.9% in fiscal 2017. This rate decrease was primarily due to the $183 million of cathode ray tube ("CRT") settlement proceeds recorded in the first quarter of fiscal 2017 and a decrease in our periodic profit-share revenue as described above, partially offset by improved margin rates across multiple categories.

Our Domestic segment SG&A rate remained flat at 18.9% of revenue in fiscal 2018 compared to the prior year. SG&A increased in fiscal 2018 due to (1) higher incentive compensation for store and corporate employees, (2) investments in growth initiatives, (3) the impact of the extra week, (4) one-time expenses related to tax reform, which included $75 million related to employee bonus expense and a $20 million charitable donation to the Best Buy Foundation, and (5) higher variable costs due to increased revenue. These increases were offset by cost reductions and $22 million in CRT settlement legal fees incurred in the first quarter of fiscal 2017 that did not recur in fiscal 2018.

Our Domestic segment incurred $9 million of restructuring charges in fiscal 2018 and $31 million of restructuring charges in fiscal 2017. The restructuring charges in fiscal 2018 related to the Best Buy Mobile plan that began in the fourth quarter of fiscal 2018, whereas the charges in fiscal 2017 related primarily to the Renew Blue Phase 2 plan that began in the first quarter of fiscal 2017. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our Domestic segment’s operating income decreased $12 million in fiscal 2018 compared to fiscal 2017. In addition, the operating income rate decreased to 4.5% of revenue in fiscal 2018 compared to 4.9% of revenue in the prior year. The decrease was primarily driven by the gross profit rate decline and increase in SG&A described above.

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
The profit-share revenue included in our non-comparable sales relates to our extended warranty protection plans that are managed by a third-party underwriter. We may be eligible to receive profit-sharing payments, depending on the performance of the portfolio. When performance of the portfolio is strong and the claims cost to the third-party underwriter declines, we are entitled to share in the excess premiums. In fiscal 2017, we recognized $110 million of such profit-share revenue, with an equal impact to gross profit and operating income. In fiscal 2016, we recognized $148 million of such profit-share revenue. The fiscal 2017 profit-share revenue decrease from fiscal 2016 reflects reductions to the premiums that we pay to the third-party underwriter. In light of the continued impact of these lower premiums, we expect the profit-share payments to continue to decrease in future periods.

In fiscal 2017, Domestic segment online revenue of $4.8 billion increased 20.8% on a comparable basis, primarily due to higher conversion rates and increased traffic. As a percentage of total Domestic revenue, online revenue increased to 13.4% versus 11.0% in fiscal 2016.

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

•	Entertainment: The 13.8% comparable sales decline was driven by declines in gaming, music and movies due to continued industry declines.

•	Appliances: The 7.8% comparable sales gain was a result of continued growth in both large and small appliance sales.

•
Services: The 3.3% comparable sales decline was primarily due to lower reimbursement revenue from our third-party underwriter on extended protection plan claims. This trend, which primarily related to mobile phones, was a reflection of changes to the design of our extended protection plans in fiscal 2016, improvements to our repair and fulfillment operations and industry trends.

Our Domestic segment experienced an increase in gross profit rate to 23.9% in fiscal 2017 from 23.3% in fiscal 2016. This rate increase was primarily due to (1) rate improvements in computing hardware, and (2) an increase in CRT legal settlements, partially offset by (1) lower margins from mobile phones due to changes in device mix, and (2) a decrease in our periodic profit-share revenue as described above.

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

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary	2018	2017	2016
Revenue	$3,489	$3,155	$3,163
Revenue gain (decline) %	10.6%	(0.3)%	(26.2)%
Comparable sales % gain(1)	6.3%	n/a	n/a
Restructuring charges - cost of goods sold	$—	$—	$3
Gross profit	$811	$790	$707
Gross profit as % of revenue	23.2%	25.0%	22.4%
SG&A	$719	$692	$721
SG&A as % of revenue	20.6%	21.9%	22.8%
Restructuring charges	$1	$8	$196
Operating income (loss)	$91	$90	$(210)
Operating income (loss) as % of revenue	2.6%	2.9%	(6.6)%

(1)
The Canadian brand consolidation had a material impact on a year-over-year basis on the Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric for the full year has not been provided. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue in the International segment was once again determined to be comparable. International comparable sales for the fourth quarter of fiscal 2017 was 0.9%. Comparable sales also exclude the impact of the extra week in fiscal 2018.

The following table reconciles our International segment stores open at the end of each of the last three fiscal years:

	Fiscal 2016	Fiscal 2017			Fiscal 2018
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Canada
Best Buy	136	—	(2)	134	—	—	134
Best Buy Mobile	56	1	(4)	53	—	(2)	51
Mexico
Best Buy	18	2	—	20	5	—	25
Express	6	—	(1)	5	1	—	6
Total International segment stores	216	3	(7)	212	6	(2)	216

Fiscal 2018 Results Compared With Fiscal 2017

International segment revenue of $3.5 billion in fiscal 2018 increased 10.6% compared to the prior year and includes approximately $45 million of revenue from the extra week. The components of the 10.6% revenue increase in the International segment in fiscal 2018 were as follows:

Comparable sales impact	6.1%
Impact of foreign currency exchange rate fluctuations	2.7%
Non-comparable sales(1)	1.8%
Total revenue increase	10.6%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, including the Canadian brand consolidation activity in the first three quarters of fiscal 2017, the impact of the extra week in fiscal 2018, as well as the impact of revenue streams not included within our comparable sales calculation, such as certain credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2018 and 2017:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017
Consumer Electronics	32%	31%	7.1%	n/a
Computing and Mobile Phones	46%	48%	2.0%	n/a
Entertainment	7%	7%	9.3%	n/a
Appliances	8%	6%	41.3%	n/a
Services	5%	7%	(5.1)%	n/a
Other	2%	1%	15.4%	n/a
Total	100%	100%	6.3%	n/a

As noted above, comparable sales information has not been provided for the International segment for fiscal 2017 due to the Canadian brand consolidation. As such, it is also impractical to provide such information on a revenue category basis. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue in the International segment was once again determined to be comparable.

The following is a description of the notable comparable sales changes in our International segment by revenue category in fiscal 2018:

•
Consumer Electronics: The 7.1% comparable sales gain was driven primarily by smart home, home theater, headphones and voice assistants, partially offset by declines in digital imaging and health and fitness.

•	Computing and Mobile Phones: The 2.0% comparable sales gain was driven by primarily by computing, mobile phones and wearables, partially offset by declines in tablets.

•	Entertainment: The 9.3% comparable sales gain was driven primarily by gaming hardware.

•	Appliances: The 41.3% comparable sales gain was driven primarily by large and small appliances due to the addition of an appliance department within all of our stores in Canada.

•	Services: The 5.1% comparable sales decline was driven primarily by technical support and repair, partially offset by gains in installation.

•	Other: The 15.4% comparable sales gain was driven primarily by other product offerings, including baby and sporting goods.

Our International segment experienced a gross profit increase of $21 million, or 2.7%, in fiscal 2018 compared to fiscal 2017, primarily related to foreign currency exchange rate fluctuations. Excluding the impact of foreign currency exchange rate fluctuations, the increase in gross profit was $3 million. However, the gross profit rate decreased to 23.2% in fiscal 2018 from 25.0% of revenue in fiscal 2017. This decrease in rate was primarily due to lower year-over-year periodic profit-share revenue and lower sales in the higher-margin services category in Canada. This was primarily driven by the launch of our Total Tech Support offer, an ongoing service revenue model that carries a higher sales-attach rate, but a lower gross profit rate.

Our International segment's SG&A increased $27 million, or 3.9%, in fiscal 2018 compared to the prior year. Excluding the impact of foreign currency exchange rate fluctuations, the increase in SG&A was $12 million. However, the SG&A rate decreased to 20.6% in fiscal 2018 from 21.9% of revenue in fiscal 2017. The increase in SG&A was primarily driven by the impact of the extra week and a one-time employee bonus expense related to tax reform, partially offset by lower payroll and benefits and administrative costs.

Our International segment recorded $1 million of restructuring charges in fiscal 2018 and $8 million of restructuring charges in fiscal 2017. Restructuring charges in both years relate to adjustments to our vacant space liabilities outstanding as a result of the Canadian brand consolidation and the Renew Blue plans. The adjustments were due to changes in estimates related to sublease income. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our International segment operating income was $91 million in fiscal 2018 compared to $90 million in the prior-year period. The slight improvement in operating income was primarily driven by increased gross profit and lower restructuring costs, offset by increased SG&A.

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

As noted above, comparable sales information has not been provided for the International segment for fiscal 2017 or 2016 due to the Canadian brand consolidation. As such, it is also impractical to provide such information on a revenue category basis. However, as noted above, the revenue mix by category did not change significantly from fiscal 2016.

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

Our International segment recorded $8 million of restructuring charges in fiscal 2017 and incurred $199 million of restructuring charges in fiscal 2016. The fiscal 2017 restructuring charges related to adjustments to our vacant space liabilities outstanding as a result of the Canadian brand consolidation and the Renew Blue plans. The adjustments were due to changes in estimates related to sublease income. The fiscal 2016 restructuring charges primarily related to the Canadian brand consolidation and consisted of facility closure costs, a tradename impairment, property and equipment impairments and employee termination benefits. Refer to Note 4, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our International segment operating income was $90 million in fiscal 2017 compared to a loss of $210 million in the prior-year period. The improvement in operating income was primarily driven by lower restructuring costs and gross profit and SG&A rate improvements.

Additional Consolidated Results

Other Income (Expense)

In fiscal 2018, our gain on sale of investments was $1 million compared to $3 million and $2 million in fiscal 2017 and fiscal 2016, respectively. These gains were due to the sale of cost-based investments.

In fiscal 2018, our investment income and other was $48 million, compared to $31 million and $13 million in fiscal 2017 and fiscal 2016, respectively. The increases were primarily due to higher interest rates in the U.S. as well as an increase in investments throughout the year in fiscal 2018.

Interest expense was $75 million, $72 million and $80 million in fiscal 2018, 2017 and 2016, respectively. Interest expense remained relatively flat in fiscal 2018 but decreased in fiscal 2017 primarily due to a lower debt balance for a majority of the year caused by the March 2016 payment of our $350 million principal amount notes. Refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Income Tax Expense

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("tax reform" or “Tax Act”), which among other things, lowered the U.S. statutory tax rate from 35% to 21% effective January 1, 2018. Consequently, we applied a blended U.S. statutory federal income tax rate of 33.7 % for fiscal 2018. In addition, the Tax Act imposed a one-time deemed repatriation tax on net unremitted earnings of foreign subsidiaries not previously subject to U.S. income tax, which is payable over a period of eight years. In response to the Tax Act, the Securities and Exchange Commission (“SEC”) staff issued a Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts while the accounting impact of the Tax Act is still under analysis, not to extend beyond the measurement period of one year from the enactment of the Tax Act.

As a result of the Tax Act, we recorded provisional tax expense in fiscal 2018 of $283 million. The $283 million included a $209 million charge associated with the deemed repatriation tax and a $74 million charge primarily related to the revaluation of deferred tax assets and liabilities to reflect the new tax rate. The actual impact of the Tax Act may differ materially from our provisional amounts due to further refinement of our calculations as allowed by SAB 118, changes in interpretations and assumptions we have made, or actions we may take as a result of the Tax Act. The provisional amounts will be finalized within the one-year measurement period as we gather and analyze the additional documentation necessary for the calculations. Refer to Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Income tax expense increased to $818 million in fiscal 2018, compared to $609 million in fiscal 2017, primarily as a result of the $283 million of tax expense associated with the Tax Act, partially offset by the impacts from the recognition of excess tax benefits related to stock-based compensation, the lower blended U.S. statutory tax rate of 33.7% and a higher mix of pre-tax income from foreign operations in the current year. Our effective income tax rate (“ETR”) for fiscal 2018 was 45.0%, compared to a rate of 33.5% in fiscal 2017. The increase in the ETR was primarily due to the impact of the Tax Act, partially offset by the recognition of excess tax benefits related to stock-based compensation and a higher mix of pre-tax income from foreign operations in the current year.

Income tax expense increased to $609 million in fiscal 2017, compared to $503 million in fiscal 2016, primarily as a result of an increase in pre-tax earnings, partially offset by a higher mix of pre-tax income from foreign operations and the resolution of certain tax matters in fiscal 2017. Our ETR for fiscal 2017 was 33.5%, compared to a rate of 38.4% in fiscal 2016. The decrease in the ETR was primarily due to a higher mix of pre-tax income from foreign operations and the resolution of certain tax matters in fiscal 2017.

Our consolidated ETR is impacted by the statutory income tax rates applicable to each of the jurisdictions in which we operate. As our foreign earnings are generally taxed at a lower statutory rate than the current 33.7% U.S. statutory rate, changes in the proportion of our consolidated taxable earnings originating in foreign jurisdictions impact our consolidated effective rate. With the lower U.S. statutory tax rate enacted by the Tax Act, we expect our fiscal 2019 effective tax rate to be lower.

Discontinued Operations

Discontinued operations reflect activity within our International segment. Gain from discontinued operations in fiscal 2018 was $1 million, primarily related to the proceeds attributed to a non-compete clause from the sale of Best Buy Europe to Carphone Warehouse plc. Gain from discontinued operations in fiscal 2017 of $21 million was primarily related to the sale of the remaining Five Star property assets that were held for sale as of January 30, 2016. The $90 million gain from discontinued operations in fiscal 2016 was primarily related to the gain recognized on the sale of Five Star.

Non-GAAP Financial Measures

The following table reconciles operating income, income tax expense, effective tax rate, net earnings from continuing operations and diluted earnings per share from continuing operations (GAAP financial measures) for the periods presented to non-GAAP operating income, non-GAAP income tax expense, non-GAAP effective tax rate, non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations (non-GAAP financial measures) for the periods presented ($ in millions, except per share amounts):

	Fiscal Year
	2018	2017(1)	2016(1)
Operating income	$1,843	$1,854	$1,375
Tax reform-related item - employee bonus(2)	80	—	—
Tax reform-related item - charitable contribution(2)	20	—	—
Restructuring charges(3)	10	39	198
Net CRT/LCD settlements(4)	—	(161)	(77)
Other Canada brand consolidation charges - SG&A(5)	—	1	6
Restructuring charges - COGS(3)	—	—	3
Non-GAAP operating income	$1,953	$1,733	$1,505

Income tax expense	$818	$609	$503
Effective tax rate	45.0%	33.5%	38.4%
Tax reform - repatriation tax(2)	(209)	—	—
Tax reform - deferred tax rate change(2)	(74)	—	—
Income tax impact of non-GAAP adjustments(6)	41	(48)	7
Non-GAAP income tax expense	$576	$561	$510
Non-GAAP effective tax rate	29.8%	33.1%	35.3%

Net earnings from continuing operations	$999	$1,207	$807
Tax reform-related item - employee bonus(2)	80	—	—
Tax reform-related item - charitable contribution(2)	20	—	—
Restructuring charges(3)	10	39	198
(Gain) loss on sale of investments, net(7)	6	(2)	5
Net CRT/LCD settlements(4)	—	(161)	(77)
Other Canada brand consolidation charges - SG&A(5)	—	1	6
Restructuring charges - COGS(3)	—	—	3
Tax reform - repatriation tax(2)	209	—	—
Tax reform - deferred tax rate change(2)	74	—	—
Income tax impact of non-GAAP adjustments(6)	(41)	48	(7)
Non-GAAP net earnings from continuing operations	$1,357	$1,132	$935

Diluted earnings per share from continuing operations	$3.26	$3.74	$2.30
Tax reform-related item - employee bonus(2)	0.26	—	—
Tax reform-related item - charitable contribution(2)	0.07	—	—
Restructuring charges(3)	0.03	0.12	0.58
(Gain) loss on sale of investments, net(7)	0.02	(0.01)	0.01
Net CRT/LCD settlements(4)	—	(0.50)	(0.22)
Other Canada brand consolidation charges - SG&A(5)	—	0.01	0.02
Restructuring charges - COGS(3)	—	—	0.01
Tax reform - repatriation tax(2)	0.68	—	—
Tax reform - deferred tax rate change(2)	0.24	—	—
Income tax impact of non-GAAP adjustments(6)	(0.14)	0.15	(0.03)
Non-GAAP diluted earnings per share from continuing operations	$4.42	$3.51	$2.67

(1)
Beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial measures. To ensure our financial results are comparable, we have recast the prior period balances to conform to this presentation. Refer to the Overview section within this MD&A for more information.

(2)
Represents charges resulting from the Tax Act enacted into law in the fourth quarter of fiscal 2018, including charges associated with a deemed repatriation tax and the revaluation of deferred tax assets and liabilities, as well as tax reform-related items we announced in response to future tax savings created by tax reform, including a one-time bonus for certain employees and a one-time contribution to the Best Buy Foundation.

(3)
Refer to Note 4, Restructuring Charges, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding the nature of these charges. For the fiscal year ended February 3, 2018, $9 million related to the U.S. and $1 million related to Canada. For the fiscal year ended January 28, 2017, $31 million related to the U.S. and $8 million related to Canada. For the fiscal year ended January 30, 2016, $2 million related to the U.S. and $199 million related to Canada.

(4)
Represents CRT and LCD litigation settlements reached, net of related legal fees and costs. Settlements related to products purchased and sold in prior fiscal years. For the fiscal year ended January 28, 2017, the full balance related to the U.S. For the fiscal year ended January 30, 2016, $75 million related to the U.S. and $2 million related to Canada. Refer to Note 12, Contingencies and Commitments, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

(5)
Represents charges related to the Canadian brand consolidation initiated in the first quarter of fiscal 2016, primarily due to retention bonuses and other store-related costs that were a direct result of the consolidation but did not qualify as restructuring charges.

(6)
Income tax impact of non-GAAP adjustments is the summation of the calculated income tax charge related to each non-GAAP non-income tax adjustment. The non-GAAP adjustments relate primarily to adjustments in the U.S. and Canada. As such, the income tax charge is calculated using the statutory tax rates for the U.S. (36.7% for the fiscal year ended February 3, 2018, and 38.0% for the fiscal year ended January 28, 2017) and Canada (26.6% for the fiscal years ended February 3, 2018, and January 28, 2017, respectively), applied to the non-GAAP adjustments of each country.

(7)	Represents (gain) loss on sale of investments and investment impairments included in Investment income and other on our Consolidated Statements of Earnings.

Non-GAAP operating income for fiscal 2018 increased $220 million compared to fiscal 2017, and non-GAAP operating income as a percent of revenue increased to 4.6%. The increase was driven primarily by strong revenue performance in both our Domestic and International segments in nearly all product categories and the impact of the extra week, offset by increases in SG&A primarily due to higher incentive compensation for store and corporate employees. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in fiscal 2018 compared to fiscal 2017.

Non-GAAP operating income for fiscal 2017 increased $228 million compared to fiscal 2016, and non-GAAP operating income as a percent of revenue increased to 4.4%. The increase was driven by the increased consolidated gross profit rate and continued SG&A cost reductions in both segments primarily due to the realization of our Renew Blue Phase 2 cost reduction initiatives and tighter expense management. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP net earnings from continuing operations and non-GAAP diluted earnings per share from continuing operations in fiscal 2017 compared to fiscal 2016.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment required to support our business strategies, the performance of our business, capital expenditures, credit facilities and short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Best Buy 2020: Building the New Blue strategy.

The following table summarizes our cash and cash equivalents and short-term investments at February 3, 2018, and January 28, 2017 ($ in millions):

	February 3, 2018	January 28, 2017
Cash and cash equivalents	$1,101	$2,240
Short-term investments	2,032	1,681
Total cash and cash equivalents and short-term investments	$3,133	$3,921

Existing cash and cash equivalents and short-term investments as well as cash generated from operations were sufficient to fund share repurchases, capital expenditures and dividends in fiscal 2018 without the need to utilize our credit facilities or other debt arrangements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2018	2017(1)	2016(1)
Total cash provided by (used in):
Operating activities	$2,141	$2,557	$1,343
Investing activities	(1,002)	(877)	(526)
Financing activities	(2,297)	(1,418)	(1,536)
Effect of exchange rate changes on cash	25	10	(38)
Increase (decrease) in cash and cash equivalents	$(1,133)	$272	$(757)

(1)
Fiscal 2017 and 2016 have been recast to reflect our retrospective adoption of Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting, ASU 2016-15, Statement of Cash Flows: Classifications of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows: Restricted Cash. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facilities.

Operating Activities

The decrease in cash provided by operating activities in fiscal 2018 compared to fiscal 2017 was primarily due to the timing of inventory purchasing and payments and advertising payments. During fiscal 2018, we purchased greater amounts of inventory with shorter payment terms than in the prior year, causing more payments to be made prior to fiscal year-end. This was partially offset by the timing of receivable collections and income tax payments.

The increase in cash provided by operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to the timing of inventory purchasing and payments and increased earnings. During fiscal 2017, we purchased and paid for inventory later in the Holiday season than in the prior year, positively impacting operating cash flows. This was partially offset by the timing of collection of receivables.

Investing Activities

The increase in cash used in investing activities in fiscal 2018 compared to fiscal 2017 was primarily due to an increase in capital spending to support our strategic growth initiatives and cash received in fiscal 2017 for the Five Star asset held-for-sale. This was partially offset by a decrease in the net investment in short-term investments during fiscal 2018.

The increase in cash used in investing activities in fiscal 2017 compared to fiscal 2016 was primarily due to an increase in the net investment in short-term investments in fiscal 2017.

Financing Activities

The increase in cash used in financing activities in fiscal 2018 compared to fiscal 2017 was primarily due to increased share repurchases, driven by an increase in our share price and the number of shares repurchased, and an increase in our regular quarterly dividend rate from $0.28 per share in fiscal 2017 to $0.34 per share in fiscal 2018. These increases were partially offset by the repayment of our 2016 notes due March 15, 2016 (the "2016 Notes"), in fiscal 2017 and a special dividend payment in fiscal 2017.

The decrease in cash used in financing activities in fiscal 2017 compared to fiscal 2016 was primarily due to a decline in the number of shares repurchased, which was substantially offset by the repayment of our $350 million principal amount of our 2016 Notes.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in June 2021. At February 3, 2018, and January 28, 2017, we had no borrowings outstanding under the Five-Year Facility Agreement. Refer to Note 5, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facility.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At February 3, 2018, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

An interest coverage ratio represents the ratio of pre-tax earnings before fixed charges (interest expense and the interest portion of rent expense) to fixed charges. Our interest coverage ratio, calculated as reported in Exhibit No. 12.1 of this Annual Report on Form 10-K, was 6.86 and 6.97 in fiscal 2018 and fiscal 2017, respectively.

Our credit ratings and outlooks at March 29, 2018, are summarized below. In fiscal 2018, Fitch Ratings Limited affirmed its long-term credit rating of BBB- and changed its outlook from Stable to Positive. In fiscal 2019, Standard & Poor's Rating Services upgraded its long-term credit rating of BBB- to BBB and changed its outlook from Positive to Stable, and Moody's Investors Service, Inc. affirmed its long-term credit rating of Baa1 with a Stable outlook.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB	Stable
Moody's	Baa1	Stable
Fitch	BBB-	Positive

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance. Restricted cash and cash equivalents related to our continuing operations, which are included in Other current assets on our Consolidated Balance Sheets, remained relatively flat at $199 million and $193 million at February 3, 2018, and January 28, 2017, respectively.

Capital Expenditures

Our capital expenditures typically include investments in our stores, distribution capabilities and information technology enhancements (including e-commerce). During fiscal 2018, we invested $688 million in property and equipment, primarily related to upgrading our information technology systems and capabilities and store-related projects.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2018	2017	2016
New stores	$5	$3	$5
Store-related projects(1)	192	190	241
E-commerce and information technology	425	347	356
Supply chain	66	40	47
Total capital expenditures(2)	$688	$580	$649

(1)	Includes store remodels and various merchandising projects.

(2)
Total capital expenditures exclude non-cash capital expenditures of $123 million, $48 million and $92 million for fiscal 2018, 2017 and 2016, respectively. Non-cash capital expenditures are comprised of capitalized leases, as well as additions to property and equipment included in accounts payable.

In fiscal 2019, we estimate cash capital expenditures of approximately $850 million to $900 million, with the focus on supply chain, retail store, e-commerce and information technology projects.

Debt and Capital

As of February 3, 2018, we had $500 million principal amount of notes due August 1, 2018 (the "2018 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes") outstanding. Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our 2018 Notes and 2021 Notes.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

In February 2017, our Board authorized a new $5.0 billion share repurchase program that superseded the previous $5.0 billion authorization from June 2011, which had $2.2 billion remaining as of January 28, 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 authorization. On March 1, 2018, we announced our intent to repurchase $1.5 billion of shares in fiscal 2019, which reflects an updated two-year plan of $3.5 billion compared to the original $3.0 billion two-year plan announced on March 1, 2017. Between the end of fiscal 2018 and March 29, 2018, we repurchased an incremental 3.5 million shares of our common stock at a cost of $249 million. Repurchased shares are retired and constitute authorized but unissued shares.

The following table presents our share repurchase history for each of the past three fiscal years (in millions, except per share amounts):

	2018	2017	2016(1)
Total cost of shares repurchased	$2,009	$751	$1,000
Average price per share	$57.16	$35.54	$30.53
Number of shares repurchased	35.1	21.1	32.8

(1)
Share repurchases included the use of an accelerated share repurchase contract. Refer to Note 7, Shareholders' Equity, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. The following table presents our dividend activity for each of the past three fiscal years ($ in millions, except per share amounts):

	2018	2017	2016
Regular quarterly cash dividends per share	$1.36	$1.12	$0.92
Special cash dividends per share(1)	—	0.45	0.51
Total cash dividends per share	$1.36	$1.57	$1.43
Cash dividends declared and paid	$409	$505	$499

(1)
Special cash dividends are authorized by our Board and issued upon their discretion. Dividends paid in fiscal 2017 are related to the net after-tax proceeds from certain legal settlements and asset disposals, while the dividends paid in fiscal 2016 are related to the net after-tax proceeds from LCD-related legal settlements.

Dividends declared and paid in fiscal 2018 decreased from fiscal 2017 primarily due to the absence of a special cash dividend in the current year, partially offset by an increase in the regular quarterly dividend per share from $0.28 in fiscal 2017 to $0.34 in fiscal 2018. Dividends declared and paid in fiscal 2017 were relatively unchanged from fiscal 2016, noting that the quarterly dividend per share increased from $0.23 in fiscal 2016 to $0.28 in fiscal 2017. The increase in the regular dividend rate was substantially offset by fewer common shares, due to a return of capital to shareholders through share repurchases and a smaller special dividend.

On March 1, 2018, we announced a 32% increase in the regular quarterly dividend to $0.45 per share.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.3 as of February 3, 2018, compared to 1.5 as of January 28, 2017. The lower current ratio in fiscal 2018 was driven by a decrease in cash and cash equivalents, primarily from increased share repurchases, and an increase in the current portion of long-term debt related to our 2018 Notes.

Our debt to earnings ratio was 1.4 as of February 3, 2018, compared to 1.1 as of January 28, 2017, primarily due to lower earnings in the current year driven by an increase in tax expense associated with the Tax Act. Our non-GAAP debt to EBITDAR ratio remained unchanged at 1.6 as of February 3, 2018, and January 28, 2017, respectively.

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

The following table presents a reconciliation of our debt to net earnings ratio to our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	2018(1)	2017(1)
Debt (including current portion)	$1,355	$1,365
Capitalized operating lease obligations (5 times rental expense)(2)	3,914	3,872
Non-GAAP debt	$5,269	$5,237

Net earnings from continuing operations	$999	$1,207
Other income (including interest expense, net)	26	38
Income tax expense	818	609
Depreciation and amortization expense	683	654
Rental expense	782	774
Restructuring charges(3)(4)	10	39
Non-GAAP EBITDAR	$3,318	$3,321

Debt to net earnings ratio	1.4	1.1
Non-GAAP debt to EBITDAR ratio	1.6	1.6

(1)
Debt is reflected as of the balance sheet dates for each of the respective fiscal periods, while rental expense and the other components of non-GAAP EBITDAR represent activity for the 12 months ended February 3, 2018, and January 28, 2017.

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

The following table presents information regarding our contractual obligations as of February 3, 2018, with payments due by period ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$1,150	$500	$650	$—	$—
Capital lease obligations	27	7	7	4	9
Financing lease obligations	219	47	79	46	47
Interest payments(2)	147	51	77	19	—
Operating lease obligations(3)	3,046	791	1,202	653	400
Purchase obligations(4)	2,197	2,093	96	8	—
Unrecognized tax benefits(5)	279
Deferred compensation(6)	27
Total	$7,092	$3,489	$2,111	$730	$456
Note: For additional information refer to Note 5, Debt; Note 8, Leases; Note 10, Income Taxes; and Note 12, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)	Represents principal amounts only and excludes interest rate swap valuation adjustments.

(2)
Interest payments related to our 2018 Notes and 2021 Notes include the variable interest rate payments included in our interest rate swap. For additional information refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(3)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $900 million at February 3, 2018.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty. Additionally, although they do not contain legally binding purchase commitments, we included open purchase orders in the table above. Substantially all open purchase orders are fulfilled within 30 days.

(5)
Unrecognized tax benefits relate to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the "Payments Due by Period" section of the table.

(6)
Included in Long-term liabilities on our Consolidated Balance Sheet at February 3, 2018, was a $27 million obligation for deferred compensation. As the specific payment dates for deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we have $1.25 billion in undrawn capacity on our credit facility at February 3, 2018, which if drawn upon, would be included as short-term debt on our Consolidated Balance Sheets.

Critical Accounting Estimates

The preparation of our financial statements requires us to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective or complex judgments because they relate to matters that are inherently uncertain.

Except where noted, we have not made any material changes during the past three fiscal years, nor do we believe there is a reasonable likelihood of a material future change to the accounting methodologies for the areas described below.

Inventory

Description
Our merchandise inventories were $5.2 billion at February 3, 2018. We value our inventory at the lower of cost or net realizable value through the establishment of inventory markdown adjustments. Markdown adjustments reflect the excess of cost over the net recovery we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis.

Judgments and uncertainties involved in the estimate
Markdown adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment regarding factors such as the products to include in our analysis, the product’s condition, forecasted consumer demand, the promotional environment, the expected sales channel of ultimate disposition and technological obsolescence. We also apply judgment in the assumptions about net realizable value, including direct vendor allowances and selling and supply chain costs.

Effect if actual results differ from assumptions
A 10% change in our markdown adjustment at February 3, 2018, would have affected net earnings by approximately $8 million in fiscal 2018.

Vendor Allowances

Description
We receive funds from our merchandise vendors through a variety of programs and arrangements, principally as a result of purchase volumes, sales price protections or the promotion of a vendor’s product in our stores or through various advertising mediums. For the most part, these vendor funds do not represent the reimbursement of specific, incremental and identifiable costs that we incur to sell the vendor’s products. Therefore, we calculate and accrue for these funds as a reduction in the cost of inventory as the amounts are mutually agreed-upon with the vendor and recognize these funds as a reduction of cost of sales when the inventory is sold. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell a vendor's products are recorded as an offset to the related expense.

Judgments and uncertainties involved in the estimate
Due to the quantity of and diverse nature of individual vendor agreements, a deferral estimate is required for vendor allowances received on inventory purchases. This estimate requires a detailed analysis of factors, such as (1) product and vendor mix, (2) the nature and period the negotiated funding relates to in order to determine the allowances to defer, and (3) analysis and judgment regarding when the inventory is sold.

Effect if actual results differ from assumptions
A 10% changee in our vendor funding deferral at February 3, 2018, would have affected net earnings by approximately $24 million in fiscal 2018.

Property and Equipment Impairments

Description
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

We evaluate locations for triggering events on a quarterly basis to determine when a location’s asset carrying values may not be recoverable. For store locations, our primary indicator that asset carrying values may not be recoverable is negative operating income for the most recent 12-month period. We also monitor other factors when evaluating store locations for impairment, including significant changes in the manner of use or expected life of the assets or significant changes in our business strategies.

Judgments and uncertainties involved in the estimate
Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred. Our impairment loss calculations require us to make assumptions and to apply judgment in order to estimate future cash flows, including estimated sales, margin and expenses, as well as estimating lease lives and growth rates. We also apply judgment in forecasting useful lives of the assets and selecting a discount rate that reflects the risk inherent in future cash flows.

Effect if actual results differ from assumptions
A 10% change in our non-restructuring property and equipment impairments would have affected net earnings by approximately $1 million in fiscal 2018.

Tax Contingencies

Description
Our income tax returns are periodically audited by U.S. federal, state and local and foreign tax authorities. Tax authorities audit our tax filing positions, including the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provisions in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

Judgments and uncertainties involved in the estimate
Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and apply judgment to estimate the exposures associated with our various tax filing positions. Such assumptions can include complex and uncertain external factors, such as changes in tax law, interpretations of tax law and the timing of such changes, and uncertain internal factors such as taxable earnings by jurisdiction, the magnitude and timing of certain transactions and capital spending.

Effect if actual results differ from assumptions
Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may reduce our effective income tax rate in the period of resolution.

Tax Reform

Description
On December 22, 2017, the U.S. enacted the Tax Act which significantly changes U.S. tax law. Among other things, the Tax Act lowered the U.S. statutory tax rate from 35% to 21% effective January 1, 2018, broadened the base to which U.S. income tax applies, imposed a one-time, deemed repatriation tax on net unremitted earnings of foreign subsidiaries not previously subject to U.S. income tax and effectively created a new minimum tax on certain future foreign earnings.

Judgments and uncertainties involved in the estimate
The SEC staff issued SAB 118 that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available, not to extend beyond the measurement period of one year from the enactment of the Tax Act.

As a result of the Tax Act, we recorded provisional tax expense in fiscal 2018 of $283 million. The $283 million included a $209 million charge associated with the deemed repatriation tax and a $74 million charge primarily related to the revaluation of deferred tax assets and liabilities to reflect the new tax rate.

Effect if actual results differ from assumptions
Although we believe that the judgments and estimates discussed herein are reasonable, the ultimate impact of the Tax Act may differ materially from our provisional amounts due to further refinement of our calculations as allowed by SAB 118, changes in interpretations and assumptions we have made, or actions we may take as a result of the Tax Act. The provisional amounts will be finalized within the one-year measurement period as we gather and analyze the additional documentation necessary for the calculations. Refer to Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Gift Card Breakage

Description
We sell gift cards to customers in our retail stores, through our websites and through select third parties. A liability is initially established for the value of the gift card when it is sold. We do not charge administrative fees on unused gift cards and our gift cards do not expire. We recognize revenue from gift cards when the card is redeemed by the customer. For unredeemed gift cards, we recognize breakage when the likelihood of the gift card being redeemed by the customer is deemed remote, and we determine that we do not have a legal obligation to remit the value of the unredeemed gift cards to a relevant jurisdiction. We determine the breakage rate based on historical redemption patterns and record projected breakage 24 months after card issuance.

Judgments and uncertainties involved in the estimate
There is inherent judgment in estimating gift card redemption patterns as they are susceptible to factors outside of our influence. However, we have extensive history of breakage patterns. In general, uncertainty reduces significantly within a short time frame, as the majority of our gift card redemptions occur within the first year.

Effect if actual results differ from assumptions
A 10% change in our cumulative gift card breakage estimate at February 3, 2018, would have affected net earnings by approximately $37 million in fiscal 2018.

Customer Loyalty Programs

Description
We have customer loyalty programs which allow members to earn points for each purchase completed with us or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy branded stores. The value of points earned by our loyalty program members is included in Accrued liabilities on our Consolidated Balance Sheets and recorded as a reduction in revenue at the time the points are earned, based on the value of points that are projected to be redeemed.

Judgments and uncertainties involved in the estimate
There is inherent judgment in estimating the value of our customer loyalty programs as they are susceptible to factors outside of our influence, particularly customer redemption activity. However, we have significant experience in estimating the amount and timing of redemptions of certificates, based primarily on historical data.

Effect if actual results differ from assumptions
A 10% change in our customer redemption rates at February 3, 2018, would have affected net earnings by approximately $15 million in fiscal 2018.

Service Revenue

Description
We sell customers support plans as part of a bundled service offer which may include items such as technical support, extended warranty, anti-virus software and one-time service repairs. We allocate revenue to all deliverables based on their relative fair value. Revenue for our technical support plans is recognized over the contract term based on a straight-line or usage basis.

Judgments and uncertainties involved in the estimate
Our process for determining the fair value allocation of revenue to deliverables requires judgment as a portion of our deliverables require our best estimate of fair value. For revenue recognized on a usage basis, there is judgment inherent in our determination of the usage basis and related pattern of revenue. These judgment areas are also subject to change based on changes to our service offerings, including the types of support covered by the plan, products covered by plans, level of service required by customers, contract length, number of devices eligible for service and frequency and timing of customer support.

Effect if actual results differ from assumptions
A 10% change in the amount of services membership deferred revenue as of February 3, 2018, would have affected net earnings by approximately $10 million in fiscal 2018.

Self-Insurance

Description
We are self-insured for certain losses related to health, workers' compensation and general liability claims; however, we obtain third-party insurance coverage to limit our exposure to certain claims. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. When estimating our self-insured liabilities, we consider a number of factors, including historical claims experience, demographic factors, severity factors and valuations provided by independent third-party actuaries.

Judgments and uncertainties involved in the estimate
Our self-insured liabilities require us to apply judgment and make assumptions to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. These estimates include a variety of inputs, including projected exposures, actual versus expected results, number of open claims, frequency of claims, severity of claims and historical loss development patterns of claims.

Effect if actual results differ from assumptions
A 10% change in our self-insured liabilities as of February 3, 2018, would have affected net earnings by approximately $9 million in fiscal 2018.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and short-term investments generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped all of our fixed-rate debt to floating-rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 5, Debt, and Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our interest rate swaps.

As of February 3, 2018, we had $3.1 billion of cash and short-term investments and $1.2 billion of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $2.0 billion generating income that is exposed to interest rate changes. As of February 3, 2018, a 50 basis point increase in short-term interest rates would have led to an estimated $10 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would have led to an estimated $10 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. Refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding these instruments.

The weakening of the U.S. dollar compared to the Canadian dollar compared to the prior-year period had a positive overall impact on our revenue as these currencies translated into more U.S. dollars. Exchange rate fluctuations in the U.S. dollar compared to the Mexican peso compared to the prior-year period had an immaterial impact in the current year. We estimate that foreign currency exchange rate fluctuations had a net favorable impact on our revenue in fiscal 2018 of approximately $85 million and a net favorable impact on earnings of $4 million. In fiscal 2017, the impact of foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $76 million and a net favorable impact on earnings of $4 million.

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

The accompanying consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, which conducted its audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion as to whether such consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with GAAP.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 3, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 3, 2018. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 3, 2018, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of February 3, 2018.

Hubert Joly Chairman and Chief Executive Officer (duly authorized and principal executive officer)	Corie Barry Chief Financial Officer (duly authorized and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.
Richfield, Minnesota

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended February 3, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 2, 2018

We have served as the Company's auditor since fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.
Richfield, Minnesota

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2018, of the Company and our report dated April 2, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
April 2, 2018

Consolidated Balance Sheets
$ in millions, except per share and share amounts

	February 3, 2018	January 28, 2017
Assets
Current Assets
Cash and cash equivalents	$1,101	$2,240
Short-term investments	2,032	1,681
Receivables, net	1,049	1,347
Merchandise inventories	5,209	4,864
Other current assets	438	384
Total current assets	9,829	10,516
Property and Equipment
Land and buildings	623	618
Leasehold improvements	2,327	2,227
Fixtures and equipment	5,410	4,998
Property under capital and financing leases	340	300
	8,700	8,143
Less accumulated depreciation	6,279	5,850
Net property and equipment	2,421	2,293
Goodwill	425	425
Other Assets	374	622
Total Assets	$13,049	$13,856

Liabilities and Equity
Current Liabilities
Accounts payable	$4,873	$4,984
Unredeemed gift card liabilities	385	427
Deferred revenue	453	418
Accrued compensation and related expenses	561	358
Accrued liabilities	864	865
Accrued income taxes	137	26
Current portion of long-term debt	544	44
Total current liabilities	7,817	7,122
Long-Term Liabilities	809	704
Long-Term Debt	811	1,321
Contingencies and Commitments (Note 12)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 282,988,000 and 311,108,000 shares, respectively	28	31
Additional paid-in capital	—	—
Retained earnings	3,270	4,399
Accumulated other comprehensive income	314	279
Total equity	3,612	4,709
Total Liabilities and Equity	$13,049	$13,856
See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ and shares in millions, except per share amounts

Fiscal Years Ended	February 3, 2018	January 28, 2017	January 30, 2016
Revenue	$42,151	$39,403	$39,528
Cost of goods sold	32,275	29,963	30,334
Restructuring charges — cost of goods sold	—	—	3
Gross profit	9,876	9,440	9,191
Selling, general and administrative expenses	8,023	7,547	7,618
Restructuring charges	10	39	198
Operating income	1,843	1,854	1,375
Other income (expense)
Gain on sale of investments	1	3	2
Investment income and other	48	31	13
Interest expense	(75)	(72)	(80)
Earnings from continuing operations before income tax expense	1,817	1,816	1,310
Income tax expense	818	609	503
Net earnings from continuing operations	999	1,207	807
Gain from discontinued operations (Note 2), net of tax expense of $0, $7 and $1, respectively	1	21	90
Net earnings	$1,000	$1,228	$897

Basic earnings per share
Continuing operations	$3.33	$3.79	$2.33
Discontinued operations	—	0.07	0.26
Basic earnings per share	$3.33	$3.86	$2.59

Diluted earnings per share
Continuing operations	$3.26	$3.74	$2.30
Discontinued operations	—	0.07	0.26
Diluted earnings per share	$3.26	$3.81	$2.56

Weighted-average common shares outstanding
Basic	300.4	318.5	346.5
Diluted	307.1	322.6	350.7
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
$ in millions

Fiscal Years Ended	February 3, 2018	January 28, 2017	January 30, 2016
Net earnings	$1,000	$1,228	$897
Foreign currency translation adjustments	35	10	(44)
Reclassification of foreign currency translations adjustments into earnings due to sale of business	—	(2)	(67)
Comprehensive income	$1,035	$1,236	$786
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

Fiscal Years Ended	February 3, 2018	January 28, 2017	January 30, 2016
Operating activities
Net earnings	$1,000	$1,228	$897
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	683	654	657
Restructuring charges	10	39	201
Gain on sale of business	—	—	(99)
Stock-based compensation	129	108	104
Deferred income taxes	162	201	49
Other, net	(13)	(17)	59
Changes in operating assets and liabilities:
Receivables	315	(193)	123
Merchandise inventories	(335)	199	86
Other assets	(21)	10	36
Accounts payable	(196)	518	(536)
Other liabilities	117	23	(140)
Income taxes	290	(213)	(94)
Total cash provided by operating activities	2,141	2,557	1,343
Investing activities
Additions to property and equipment, net of $123, $48 and $92, respectively, of non-cash capital expenditures	(688)	(580)	(649)
Purchases of investments	(4,325)	(3,045)	(2,281)
Sales of investments	4,018	2,689	2,427
Proceeds from sale of business, net of cash transferred	—	—	(51)
Proceeds from property disposition	2	56	—
Other, net	(9)	3	28
Total cash used in investing activities	(1,002)	(877)	(526)
Financing activities
Repurchase of common stock	(2,004)	(698)	(1,000)
Prepayment of accelerated share repurchase	—	—	(55)
Issuance of common stock	163	171	47
Dividends paid	(409)	(505)	(499)
Repayments of debt	(46)	(394)	(28)
Other, net	(1)	8	(1)
Total cash used in financing activities	(2,297)	(1,418)	(1,536)
Effect of exchange rate changes on cash	25	10	(38)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,133)	272	(757)
Cash, cash equivalents and restricted cash at beginning of period, excluding held for sale	2,433	2,161	2,616
Cash, cash equivalents and restricted cash at beginning of period, held for sale	—	—	302
Cash, cash equivalents and restricted cash at end of period	$1,300	$2,433	$2,161

Supplemental disclosure of cash flow information
Income taxes paid	$366	$628	$550
Interest paid	81	76	77
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts

	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Best Buy Co., Inc. Shareholders' Equity	Non controlling Interests	Total Equity
Balances at January 31, 2015	352	$35	$—	$437	$4,141	$382	$4,995	$5	$5,000
Net earnings	—	—	—	—	897	—	897	—	897
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(44)	(44)	—	(44)
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	(67)	(67)	—	(67)
Prepaid repurchase of common stock	—	—	(55)	—	—	—	(55)	—	(55)
Stock-based compensation	—	—	—	104	—	—	104	—	104
Sale of noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Restricted stock vested and stock options exercised	5	—	—	40	—	—	40	—	40
Common stock dividends, $1.43 per share	—	—	—	3	(504)	—	(501)	—	(501)
Tax benefits from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	2	—	—	2	—	2
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7	—	7
Repurchase of common stock	(33)	(3)	—	(593)	(404)	—	(1,000)	—	(1,000)
Balances at January 30, 2016	324	32	(55)	—	4,130	271	4,378	—	4,378
Net earnings	—	—	—	—	1,228	—	1,228	—	1,228
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	10	10	—	10
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	(2)	(2)	—	(2)
Settlement of accelerated share repurchase	—	—	55	—	—	—	55	—	55
Tax benefits from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	17	—	—	17	—	17
Restricted stock vested and stock options exercised	8	1	—	163	—	—	164	—	164
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7	—	7
Stock-based compensation	—	—	—	108	—	—	108	—	108
Common stock dividends, $1.57 per share	—	—	—	—	(505)	—	(505)	—	(505)
Repurchase of common stock	(21)	(2)	—	(295)	(454)	—	(751)	—	(751)
Balances at January 28, 2017	311	31	—	—	4,399	279	4,709	—	4,709
Adoption of ASU 2016-09	—	—	—	10	(12)	—	(2)	—	(2)
Net earnings	—	—	—	—	1,000	—	1,000	—	1,000
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	35	35	—	35
Issuance of common stock under employee stock purchase plan	—	—	—	7	—	—	7	—	7
Stock-based compensation	—	—	—	129	—	—	129	—	129
Restricted stock vested and stock options exercised	7	1	—	155	—	—	156	—	156
Common stock dividends, $1.36 per share	—	—	—	—	(411)	—	(411)	—	(411)
Repurchase of common stock	(35)	(4)	—	(299)	(1,706)	—	(2,009)	—	(2,009)
Other	—	—	—	(2)	—	—	(2)	—	(2)
Balances at February 3, 2018	283	$28	$—	$—	$3,270	$314	$3,612	$—	$3,612
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in these Notes to Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

We are a leading provider of technology products, services and solutions. We offer these products and services to customers who visit our stores, engage with Geek Squad agents or use our websites or mobile applications. We have operations in the U.S., Canada and Mexico. We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., under various brand names including Best Buy, bestbuy.com, Best Buy Mobile, Best Buy Direct, Best Buy Express, Geek Squad, Magnolia Home Theater and Pacific Kitchen and Home. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile and Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2018, 2017 or 2016.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2018 included 53 weeks, with the additional week occurring in the fourth quarter, and fiscal 2017 and 2016 each included 52 weeks.

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

We will adopt this standard in the first quarter of fiscal 2019 using the modified retrospective method. Under this method, we will recognize the cumulative effect of the changes in retained earnings at the date of adoption, but will not restate prior periods. We currently estimate the pre-tax impact of these changes to increase retained earnings by approximately $75 million to $100 million. We expect the impact of adoption to be immaterial to net earnings on an ongoing basis.

Our adoption assessment included a detailed review of contracts for each revenue stream and a comparison of historical accounting policies to the new standard. Based on these procedures, we have determined the impact will be (1) minor changes to the timing of recognition of revenues related to our gift cards and loyalty programs and certain third-party software licenses where we are the agent, and (2) presentation changes to certain immaterial revenues that are currently reported on a gross or net basis. In addition, the balance sheet presentation of our sales return reserve will change to present a separate return asset and liability, instead of net presentation used currently.

As part of our adoption, we have modified our control procedures and processes, including reporting logic from impacted systems, although we do not expect these updates to have a material effect on our internal controls over financial reporting.

Additionally, the adoption of ASU 2014-09 will result in increased footnote disclosures, particularly with regard to (1) revenue-related balance sheet accounts and associated activity in the fiscal period, (2) disaggregation of revenue by channel and product category, (3) unsatisfied performance obligations for our service contracts with a duration of over one year, (4) the pro-forma impact of changes to our financial statements in the initial year of adoption, and (5) qualitative disclosures related to the nature and terms of our sales, timing of the transfer of control and judgments used in our application of the five-step process.

In February 2016, the FASB issued ASU 2016-02, Leases, and has since issued additional ASUs to further clarify or add options to the issued guidance. The new guidance was issued to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. Based on the effective dates, we expect to adopt the new guidance in the first quarter of fiscal 2020 using the recently-proposed prospective method and have begun implementing required upgrades to our existing lease systems. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our balance sheet and an increase to our footnote disclosures related to leases, we are still evaluating the impact on our consolidated statement of earnings. We also expect that adoption of the new standard will require changes to our internal controls over financial reporting.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We will adopt ASU 2016-16 in the first quarter of fiscal 2019. Based on our preliminary assessment, we believe the impact of adopting the new guidance will be immaterial to our annual and interim financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging. The new guidance amends the hedge accounting recognition and presentation requirements. Based on the effective dates, we will prospectively adopt this standard in the first quarter of fiscal 2019. We believe the impact will be immaterial to our annual and interim financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective for our fiscal 2020, with early adoption permitted. We plan to early adopt ASU 2018-02 in the first quarter of fiscal 2019. Based on our preliminary assessment, we believe the impact will be immaterial to our annual and interim financial statements.

Adopted Accounting Pronouncements

In the first quarter of fiscal 2018, we adopted the following ASUs:

•	ASU 2015-11, Inventory: Simplifying the Measurement of Inventory. The adoption did not have a material impact on our results of operations, cash flows or financial position.

•
ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Excess tax benefits and tax deficiencies are now recognized in our provision for income taxes as a discrete event rather than as a component of shareholders’ equity. In addition, we elected to account for forfeitures as they occur. The cumulative effect of this policy change amounted to $12 million, net of tax, and was recorded as a reduction to our retained earnings opening balance. Finally, we elected to present the Consolidated Statements of Cash Flows on a retrospective transition method and prior periods have been adjusted to present excess tax benefits as cash flows from operating activities.

•
ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, and ASU 2016-18, Statement of Cash Flows: Restricted Cash. The retrospective adoption increased our beginning and ending cash balances within our statement of cash flows. The adoption had no other material impacts to our cash flow statement and had no impact on our results of operations or financial position.

The following table reconciles the Consolidated Statement of Cash Flows line items impacted by the adoption of these standards at January 28, 2017, and January 30, 2016:

	January 28, 2017 Reported	ASU 2016-09 Adjustment	ASU 2016-15 Adjustment	ASU 2016-18 Adjustment	January 28, 2017 Adjusted
Operating activities
Other, net	$(31)	$14	$—	$—	$(17)
Changes in operating assets and liabilities:
Receivables	(185)	—	(8)	—	(193)
Merchandise inventories	193	—	6	—	199
Total cash provided by (used in) operating activities	2,545	14	(2)	—	2,557
Investing activities
Additions to property and equipment, net	(582)	—	2	—	(580)
Change in restricted assets	(8)	—	—	8	—
Total cash provided by (used in) investing activities	(887)	—	2	8	(877)
Financing activities
Other, net	22	(14)	—	—	8
Total cash used in financing activities	(1,404)	(14)	—	—	(1,418)
Increase in cash, cash equivalents and restricted cash	264	—	—	8	272
Cash, cash equivalents and restricted cash at beginning of period	1,976	—	—	185	2,161
Cash, cash equivalents and restricted cash at end of period	$2,240	$—	$—	$193	$2,433

	January 30, 2016 Reported	ASU 2016-09 Adjustment	ASU 2016-15 Adjustment	ASU 2016-18 Adjustment	January 30, 2016 Adjusted
Operating activities
Other, net	$38	$21	$—	$—	$59
Total cash provided by operating activities	1,322	21	—	—	1,343
Investing activities
Proceeds from sale of business, net of cash transferred	103	—	—	(154)	(51)
Change in restricted assets	(47)	—	—	47	—
Total cash used in investing activities	(419)	—	—	(107)	(526)
Financing activities
Other, net	20	(21)	—	—	(1)
Total cash used in financing activities	(1,515)	(21)	—	—	(1,536)
Decrease in cash, cash equivalents and restricted cash	(650)	—	—	(107)	(757)
Cash, cash equivalents and restricted cash at beginning of period, excluding held for sale	2,432	—	—	184	2,616
Cash, cash equivalents and restricted cash at beginning of period, held for sale	194	—	—	108	302
Cash, cash equivalents and restricted cash at end of period	$1,976	$—	$—	$185	$2,161

Total Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of Cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to the total shown in our Consolidated Statements of Cash Flows:

	January 28, 2017	January 30, 2016
Cash and cash equivalents	$2,240	$1,976
Restricted cash included in Other current assets	193	185
Total cash, cash equivalents and restricted cash	$2,433	$2,161

Amounts included in restricted cash are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, commercial paper, corporate bonds and time deposits with an original maturity of 3 months or less when purchased. The amounts of cash equivalents at February 3, 2018, and January 28, 2017, were $524 million and $1,531 million, respectively, and the weighted-average interest rates were 1.1% and 0.5%, respectively.

Receivables

Receivables consist principally of amounts due from mobile phone network operators for device sales and commissions, banks for customer credit card and debit card transactions and vendors for various vendor funding programs.

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. Our allowances for uncollectible receivables were $37 million and $52 million at February 3, 2018, and January 28, 2017, respectively.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or net realizable value and the weighted average method is used to determine the cost of inventory. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Also included in the cost of inventory are certain vendor allowances that are not a reimbursement of specific, incremental and identifiable costs to promote a vendor's products. Other costs associated with acquiring, storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

Our inventory valuation reflects adjustments for anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory. Physical inventory counts are taken on a regular basis to ensure that the inventory reported in our consolidated financial statements is properly stated.

Our inventory valuation also reflects markdown adjustments for the excess of the cost over the net recovery we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdown adjustments or an increase in the newly established cost basis.

Restricted Assets

Restricted cash totaled $199 million and $193 million at February 3, 2018, and January 28, 2017, respectively, and is included in Other current assets on our Consolidated Balance Sheets. Such balances are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

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

When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our Consolidated Balance Sheets and any resulting gain or loss is reflected on our Consolidated Statements of Earnings.

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

Property under capital and financing leases is comprised of buildings and equipment used in our operations. These assets are typically depreciated over the shorter of the useful life of the asset or the term of the lease. The carrying value of property under capital and financing leases was $184 million and $166 million at February 3, 2018, and January 28, 2017, respectively, net of accumulated depreciation of $156 million and $134 million, respectively.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	5-35
Leasehold improvements	3-15
Fixtures and equipment	2-15
Property under capital and financing leases	3-5

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, negative operating income for the most recent 12-month period, significant under-performance relative to historical or planned operating results, significant changes in the manner of use or expected life of the assets or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset, if any, are less than the carrying value of the asset net of other liabilities. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value using valuation techniques, such as discounted cash flow analysis.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-lived assets deployed at store locations are reviewed for impairment at the individual store level, which involves comparing the carrying value of all land, buildings, leasehold improvements, fixtures and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate, for example, to evaluate potential impairment of assets shared by several areas of operations, such as information technology systems. Refer to Note 3, Fair Value Measurements, for further information associated with the long-lived asset impairments, including valuation techniques used, impairment charges incurred and remaining carrying values.

The present value of costs associated with vacated properties, primarily future lease costs net of expected sublease income, are charged to earnings when we cease using the property. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a property.

At February 3, 2018, and January 28, 2017, the obligation associated with vacant properties included in Accrued liabilities on our Consolidated Balance Sheets was $17 million and $29 million, respectively, and the obligation associated with vacant properties included in Long-term liabilities on our Consolidated Balance Sheets was $21 million and $37 million, respectively. The obligation associated with vacant properties at February 3, 2018, and January 28, 2017, included amounts associated with our restructuring activities as further described in Note 4, Restructuring Charges.

Leases

We conduct the majority of our retail and distribution operations from leased locations. The leases generally require payment of real estate taxes, insurance and common area maintenance, in addition to rent. The terms of our new lease agreements for large-format stores are generally less than 10 years, although we have existing leases with terms up to 20 years. Small-format stores generally have lease terms that are less than 3 years. Most of the leases contain renewal options and escalation clauses, and certain store leases require contingent rents based on factors such as specified percentages of revenue or the consumer price index.

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

At February 3, 2018, and January 28, 2017, deferred rent included in Accrued liabilities on our Consolidated Balance Sheets was $30 million and $33 million, respectively, and deferred rent included in Long-term liabilities on our Consolidated Balance Sheets was $107 million and $121 million, respectively.

In addition, we have financing leases for agreements when we are deemed the owner of the leased buildings, typically due to significant involvement during the construction period, and do not qualify for sales recognition under the sale-leaseback accounting guidance. We record the cost of the building in property and equipment, with the related short-term liability recorded in current portion of long-term debt and the long-term liability recorded in long-Term Debt. At February 3, 2018, and January 28, 2017, we had $191 million and $177 million, respectively, outstanding under financing lease obligations. Refer to Note 8, Leases, for maturity details.
Assets acquired under capital and financing leases are depreciated over the shorter of the useful life of the asset or the lease term, including renewal periods, if reasonably assured.
Goodwill and Intangible Assets
Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually, as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level and our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. Our only reporting unit with a goodwill balance at the beginning of fiscal 2018 was our Domestic segment.

Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. In fiscal 2018, we determined that the fair value of the Domestic reporting unit exceeded its carrying value, and as a result, no goodwill impairment was recorded. No goodwill impairment was recorded in fiscal 2017 or 2016.

Tradenames

We have an indefinite-lived tradename related to Pacific Sales included within our Domestic segment, which is recorded within Other assets on our Consolidated Balance Sheets. As of the end of fiscal 2018, we have no indefinite-lived tradenames within our International segment.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize our indefinite-lived tradenames, but test for impairment annually, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of our indefinite-lived tradename. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. In fiscal 2018, we determined that the fair value of the tradenames exceeded their carrying value, and as a result, no impairment was recorded. No impairments were recorded in fiscal 2017. In fiscal 2016, we recorded a $39 million impairment related to our indefinite-lived Future Shop tradename as part of the Canadian brand consolidation. Refer to Note 4, Restructuring Charges, for additional information. No other impairments were identified in fiscal 2016.

As of February 3, 2018, January 28, 2017, and January 30, 2016, the carrying amount of goodwill and indefinite-lived tradenames was $425 million and $18 million, respectively.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment losses ($ in millions):

	February 3, 2018		January 28, 2017
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,100	$(675)	$1,100	$(675)

Insurance

We are self-insured for certain losses related to health, workers' compensation and general liability claims; however, we obtain third-party insurance coverage to limit our exposure to certain claims. Some of these self-insured losses are managed through a wholly-owned insurance captive. We estimate our self-insured liabilities using a number of factors, including historical claims experience, an estimate of incurred but not reported claims, demographic and severity factors and valuations provided by independent third-party actuaries. Our self-insured liabilities included in our Consolidated Balance Sheets were as follows ($ in millions):

	February 3, 2018	January 28, 2017
Accrued liabilities	$67	$65
Long-term liabilities	64	63
Total	$131	$128

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

Our income tax returns are periodically audited by U.S. federal, state and local and foreign tax authorities. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provisions in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our liability for unrecognized tax benefits, including accrued penalties and interest, in Accrued income taxes and Long-term liabilities on our Consolidated Balance Sheets and in Income tax expense on our Consolidated Statements of Earnings.

Accrued Liabilities

The major components of accrued liabilities at February 3, 2018, and January 28, 2017, were state and local tax liabilities, advertising accruals, loyalty program liabilities, rent-related liabilities and self-insurance reserves.

Long-Term Liabilities

The major components of long-term liabilities at February 3, 2018, and January 28, 2017, were unrecognized tax benefits, income tax liabilities, rent-related liabilities, self-insurance reserves, deferred compensation plan liabilities and deferred revenue from service contracts.

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

Revenue Recognition

We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of services, the service has been provided. Revenue excludes sales taxes collected. Revenue from merchandise sales and services is reported net of sales returns, which includes an estimate of future returns based on historical return rates, with a corresponding reduction to cost of sales. Our sales returns reserve, which represents the estimated gross margin impact of returns, was $23 million and $28 million at February 3, 2018, and January 28, 2017, respectively.

For revenue transactions that involve multiple deliverables, we defer the revenue associated with any undelivered elements. The amount of revenue deferred in connection with the undelivered elements is determined using the relative fair value of each element.
Our deferred revenues primarily relate to merchandise not yet delivered to customers, services not yet completed and technical support contracts not yet completed. Short-term deferred revenue was $453 million and $418 million as of February 3, 2018, and January 28, 2017, respectively. At February 3, 2018, and January 28, 2017, deferred revenue included within long-term liabilities was $22 million and $34 million, respectively.

Merchandise revenue
Revenue is recognized for store sales when the customer receives and pays for merchandise. In the case of items paid for in store but subsequently delivered to the customer, revenue is recognized once delivery has been completed.
For transactions initiated online, customers choose whether to collect merchandise from one of our stores (“in-store pick up”) or have it delivered to them (typically using third-party parcel delivery companies). For in-store pick up, we recognize revenue once the customer has taken possession of merchandise. For items delivered directly to the customer, we recognize revenue when delivery has been completed. Any fees charged to customers for delivery are also recognized when delivery has been completed.

Services
Revenue related to consultation, design, installation, set-up, repair and educational classes are recognized once the service is complete. We sell various protection plans with extended warranty coverage for merchandise and technical support to assist customers in using their devices. Such plans have terms typically ranging from one month to five years. For extended warranty protection, third-party underwriters assume the risk associated with the coverage and are deemed to be the legal obligor. We record the net commissions we receive (the amount charged to the customer less the premiums remitted to the underwriter) as revenue when the corresponding merchandise revenue is recognized. In addition, we are eligible to receive profit-sharing payments, which are dependent upon the performance of the portfolio. We record such profit-share as revenue once the portfolio period to which it relates is complete and we have sufficient evidence to estimate the amount. Service and commission revenues earned from the sale of extended warranties represented 2.0%, 2.2% and 2.3% of revenue in fiscal 2018, 2017 and 2016, respectively. These percentages include $68 million, $133 million and $158 million in fiscal 2018, 2017 and 2016, respectively, of profit-share revenue.
For technical support contracts, we assume responsibility for fulfilling the support to customers and we recognize the associated revenue either on a straight-line basis over the life of the contracts, or if sufficient history is available, on a usage basis.
Credit card revenue
We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. The banks are the sole owners of the accounts receivable generated under the program and accordingly, we do not hold any consumer receivables related to these programs. We are eligible to receive a profit-share from our banking partners based on the performance of the programs. We record such profit-share as revenue once the portfolio period to which it relates is complete, and we have sufficient evidence to estimate the amount.
Gift cards
We sell gift cards to our customers in our retail stores, online and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize revenue from gift cards when the card is redeemed by the customer. For unredeemed gift cards, we recognize breakage when the likelihood of the gift card being redeemed by the customer is deemed remote, and we determine that we do not have a legal obligation to remit the value of the unredeemed gift cards to a relevant jurisdiction ("gift card breakage"). We determine the breakage rate based on historical redemption patterns and record projected breakage 24 months after the gift card is issued. Gift card breakage income is included in revenue. Gift card breakage income was $40 million, $37 million and $46 million in fiscal 2018, 2017 and 2016, respectively.

Sales Incentives
We frequently offer sales incentives that entitle our customers to receive a gift card at the time of purchase or a reduction in the price of a product or service either at the point of sale or by submitting a claim for a refund (for example, coupons, rebates, etc.). For sales incentives issued to the customer in conjunction with a sale of merchandise or services, the reduction in revenue is recognized at the time of sale, based on the expected retail value of the incentive expected to be redeemed.
Customer Loyalty Programs
We have customer loyalty programs which allow members to earn points for each purchase completed with us or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy branded stores. Depending on the customer's membership level within our loyalty program, certificate expirations typically range from 2 to 12 months from the date of issuance. The value of points earned by our loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned, based on the value of points that are projected to be redeemed.
We recognize revenue when: (1) a certificate is redeemed by the customer; (2) a certificate expires; or (3) the likelihood of a certificate being redeemed by a customer is low ("certificate breakage"). We determine our certificate breakage rate based upon historical redemption patterns.

Cost of Goods Sold and Selling, General and Administrative Expenses
The following table illustrates the primary costs classified in each major expense category:

Cost of Goods Sold
•	Cost of products sold, including:
	—	Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers;
	—	Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs; and
	—	Cash discounts on payments to merchandise vendors;
•	Cost of services provided, including:
	—	Payroll and benefit costs for services employees; and
	—	Cost of replacement parts and related freight expenses;
•	Physical inventory losses;
•	Markdowns;
•	Customer shipping and handling expenses;
•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs and depreciation; and
•	Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores.

SG&A
•	Payroll and benefit costs for retail and corporate employees;
•	Occupancy and maintenance costs of retail, services and corporate facilities;
•	Depreciation and amortization related to retail, services and corporate assets;
•	Advertising costs;
•	Vendor allowances that are a reimbursement of specific, incremental and identifiable costs;
•	Tender costs, including bank charges and costs associated with credit and debit card interchange fees;
•	Charitable contributions;
•	Outside and outsourced service fees;
•	Long-lived asset impairment charges; and
•	Other administrative costs, such as supplies, travel and lodging.

Vendor Allowances

We receive allowances from certain vendors through a variety of programs and arrangements intended to offset our costs of promoting and selling merchandise inventories. Vendor allowances are primarily in the form of receipt-based funds or sell-through credits. Receipt-based funds are generally determined at an agreed percentage of the purchase price and are initially deferred and recorded as a reduction of merchandise inventories. The deferred amounts are then included as a reduction of cost of goods sold when the related product is sold. Sell-through credits are generally calculated using an agreed upon amount for each unit sold and are recognized when the related product is sold. Vendor allowances provided as a reimbursement of specific, incremental and identifiable costs, such as specialized store labor or training costs, are included in SG&A as an expense reduction when the cost is incurred.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed when the advertisement is customer-facing. Advertising costs consist primarily of digital, print and television advertisements, as well as promotional events. Advertising expenses were $776 million, $743 million and $742 million in fiscal 2018, 2017 and 2016, respectively.

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

2.  Discontinued Operations

Discontinued operations are primarily comprised of Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. During the fourth quarter of fiscal 2015, we entered into a definitive agreement to sell our Five Star business to Yingtan City Xiangyuan Investment Limited Partnership and Zhejiang Jiayuan Real Estate Group Co. On February 13, 2015, we completed the sale of Five Star and recognized a gain on sale of $99 million. Following the sale of Five Star, we continued to hold as available-for-sale one retail property in Shanghai, China. The assets of this property were classified as held-for-sale on our Consolidated Balance Sheets and were $31 million as of January 30, 2016. In May 2016, we completed the sale of the property and recognized a gain, net of income tax, of $16 million. The gain on sale of the property is included in Other, net within Operating activities on our Consolidated Statements of Cash Flows.

The aggregate financial results of all discontinued operations for fiscal 2018, 2017 and 2016 were as follows ($ in millions):

	2018	2017	2016
Revenue	$—	$—	$217
Restructuring charges(1)	—	—	1
Gain (loss) from discontinued operations before income tax expense	1	28	(8)
Income tax expense	—	(7)	(1)
Gain on sale of discontinued operations	—	—	99
Net earnings from discontinued operations	$1	$21	$90

(1)	See Note 4, Restructuring Charges, for further discussion of the restructuring charges associated with discontinued operations.

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

The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 3, 2018, and January 28, 2017, according to the valuation techniques we used to determine their fair values ($ in millions):

		Fair Value at
	Fair Value Hierarchy	February 3, 2018	January 28, 2017
Assets
Cash and cash equivalents
Money market funds	Level 1	$21	$290
Commercial paper	Level 2	90	—
Time deposits	Level 2	65	15
Short-term investments
Commercial paper	Level 2	474	349
Time deposits	Level 2	1,558	1,332
Other current assets
Money market funds	Level 1	3	7
Commercial paper	Level 2	60	60
Foreign currency derivative instruments	Level 2	2	2
Time deposits	Level 2	101	100
Other assets
Interest rate swap derivative instruments	Level 2	—	13
Marketable securities that fund deferred compensation	Level 1	99	96
Liabilities
Accrued liabilities
Interest rate swap derivative instruments	Level 2	1	—
Foreign currency derivative instruments	Level 2	8	3
Long-term liabilities
Interest rate swap derivative instruments	Level 2	4	—

There were no transfers between levels during the periods presented. During fiscal 2017, our remaining investments in auction rate securities ("ARS"), which were classified as Level 3, were called at par, which resulted in proceeds of $2 million and no realized gain or loss. As of February 3, 2018, and January 28, 2017, we had no items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3).

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money market funds. Our money market fund investments are measured at fair value as they trade in an active market using quoted market prices and, therefore, are classified as Level 1.

Commercial paper. Our investments in commercial paper are measured using inputs based upon quoted prices for similar instruments in active markets and, therefore, are classified as Level 2.

Time deposits. Our time deposits are balances held with banking institutions that cannot be withdrawn for specified terms without a penalty. Time deposits are held at face value plus accrued interest, which approximates fair value, and are classified as Level 2.

Foreign currency derivative instruments. Comprised primarily of foreign currency forward contracts and foreign currency swap contracts, our foreign currency derivative instruments are measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. Our foreign currency derivative instruments are classified as Level 2, as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in active markets.

Interest rate swap derivative instruments. Our interest rate swap contracts are measured at fair value using readily observable inputs, such as the LIBOR interest rate. Our interest rate swap derivative instruments are classified as Level 2, as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in active markets.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within Selling, general and administrative expenses and Restructuring charges on our Consolidated Statements of Earnings for non-restructuring and restructuring charges, respectively.

There were no fair value remeasurements related to discontinued operations recorded in fiscal 2018 and 2017. The following table summarizes the fair value remeasurements related to continuing operations recorded in fiscal 2018 and 2017 ($ in millions):

	2018		2017
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value (1)
Property and equipment (non-restructuring)	$9	$—	$28	$—
Property and equipment (restructuring)(2)	1	—	8	—
Total	$10	$—	$36	$—

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at February 3, 2018, and January 28, 2017.

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

4.   Restructuring Charges

Summary

Restructuring charges incurred in fiscal 2018, 2017 and 2016 were as follows ($ in millions):

	2018	2017	2016
Continuing operations
Best Buy Mobile	$9	$—	$—
Renew Blue Phase 2	—	26	—
Canadian brand consolidation	(2)	3	200
Renew Blue(1)	3	5	(2)
Other restructuring activities(2)	—	5	3
Total	$10	$39	$201

(1)
Represents activity related to our remaining termination benefits and vacant space liabilities, primarily in our International segment, for our Renew Blue restructuring program, which began in the fourth quarter of fiscal 2013. Charges related to the Domestic segment were $0 million, $0 million and a benefit of $1 million for fiscal 2018, 2017 and 2016, respectively; and to the International segment were $3 million, $5 million and a benefit of $1 million for fiscal 2018, 2017 and 2016, respectively. As of February 3, 2018, the termination benefits liability was $0 million and the remaining vacant space liability was $11 million. We may continue to incur immaterial adjustments to the vacant space liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

(2)
Represents activity related to our remaining vacant space liability for U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to the liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated. The remaining vacant space liability was $4 million at February 3, 2018.

Best Buy Mobile

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. This decision was a result of changing economics in the mobile industry since we began opening these stores in 2006, along with the integration of our mobile model into our core stores and on-line channel, which are today more economically compelling. We expect to incur total pre-tax restructuring charges between $55 million and $65 million, primarily related to the termination of store leases that will be paid in fiscal 2019. In fiscal 2018, we incurred $9 million of restructuring charges related to implementing these changes, which consisted of $8 million of employee termination benefits and $1 million of property and equipment impairments. All restructuring charges related to this plan are from continuing operations and are presented in Restructuring charges on our Consolidated Statements of Earnings.

As of February 3, 2018, the termination benefits liability was $8 million as there were no cash payments or adjustments during fiscal 2018, and the vacant space liability was $0 million.

Renew Blue Phase 2

In the first quarter of fiscal 2017, we took several strategic actions to eliminate and simplify certain components of our operations and restructure certain field and corporate teams as part of our Renew Blue Phase 2 plan. In fiscal 2017, we incurred $26 million of restructuring charges related to implementing these changes, which primarily consisted of employee termination benefits and property and equipment impairments. All restructuring charges related to this plan are from continuing operations and are presented in Restructuring charges on our Consolidated Statements of Earnings.

No restructuring charges were incurred in fiscal 2018 related to Renew Blue Phase 2. The composition of the restructuring charges we incurred during fiscal 2017 for Renew Blue Phase 2 was as follows ($ in millions):

Domestic 2017
Property and equipment impairments	$8
Termination benefits	18
Total Renew Blue Phase 2 restructuring charges	$26

There was no activity in our restructuring accrual in fiscal 2018 related to Renew Blue Phase 2. The following table summarizes our restructuring accrual activity during fiscal 2017 related to termination benefits as a result of Renew Blue Phase 2 ($ in millions):

Termination Benefits
Balances at January 30, 2016	$—
Charges	19
Cash payments	(17)
Adjustments	(2)
Balances at January 28, 2017	$—

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. In fiscal 2018, we recorded a benefit of $2 million related to adjustments to our vacant space liabilities outstanding due to changes in estimates related to sublease income. During fiscal 2017, we incurred $3 million of restructuring charges, which primarily consisted of lease exit costs. In fiscal 2016, we incurred $200 million of restructuring charges, which primarily consisted of lease exit costs, a tradename impairment, property and equipment impairments, employee termination benefits and inventory write-downs. The inventory write-downs related to our Canadian brand consolidation are presented in Restructuring charges – cost of goods sold on our Consolidated Statements of Earnings, and the remainder of the restructuring charges are presented in Restructuring charges on our Consolidated Statements of Earnings. All restructuring charges related to this plan are from continuing operations.

The composition of the restructuring charges we incurred for this program in fiscal 2018, 2017 and 2016, as well as the cumulative amount incurred through the end of fiscal 2018, was as follows ($ in millions):

	International
	2018	2017	2016	Cumulative Amount
Continuing operations
Inventory write-downs	$—	$—	$3	$3
Property and equipment impairments	—	—	30	30
Tradename impairment	—	—	40	40
Termination benefits	—	—	25	25
Facility closure and other costs	(2)	3	102	103
Total continuing operations	$(2)	$3	$200	$201

The following tables summarize our restructuring accrual activity during fiscal 2018, 2017 and 2016, related to termination benefits and facility closure and other costs as a result of Canadian brand consolidation ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 31, 2015	$—	$—	$—
Charges	28	113	141
Cash payments	(24)	(47)	(71)
Adjustments(1)	(2)	5	3
Changes in foreign currency exchange rates	—	(7)	(7)
Balances at January 30, 2016	2	64	66
Charges	—	1	1
Cash payments	(2)	(37)	(39)
Adjustments(1)	—	2	2
Changes in foreign currency exchange rates	—	4	4
Balances at January 28, 2017	—	34	34
Charges	—	—	—
Cash payments	—	(18)	(18)
Adjustments(1)	—	(2)	(2)
Changes in foreign currency exchange rates	—	1	1
Balances at February 3, 2018	$—	$15	$15

(1)	Adjustments related to termination benefits relate to higher-than-expected employee retention. Adjustments related to facility closure and other costs represent changes in sublease assumptions.

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

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.50%, the LIBOR Margin ranges from 0.90% to 1.50% and the facility fee ranges from 0.10% to 0.25%. At February 3, 2018, and January 28, 2017, there were no borrowings outstanding. As of February 3, 2018, $1.25 billion was available under the Five-Year Facility Agreement.

The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict certain of our subsidiaries' ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of our business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements or engage in certain transactions with affiliates. The Five-Year Facility Agreement also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio (both ratios measured quarterly for the previous 12 months). The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	February 3, 2018	January 28, 2017
2018 Notes	$500	$500
2021 Notes	650	650
Interest rate swap valuation adjustments	(5)	13
Subtotal	1,145	1,163
Debt discounts and issuance costs	(3)	(5)
Financing lease obligations	191	177
Capital lease obligations	22	30
Total long-term debt	1,355	1,365
Less: current portion	544	44
Total long-term debt, less current portion	$811	$1,321

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

We may redeem some or all of the 2018 Notes at any time, at a redemption price equal to the greater of (1) 100% of the principal amount of the 2018 Notes to be redeemed, and (2) the sum of the present values of each remaining scheduled payment of principal and interest on the 2018 Notes to be redeemed, discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 50 basis points. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed 2018 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the purchase date.

The 2018 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2018 Notes contain covenants that, among other things, limit our ability and the ability of our subsidiaries to incur debt secured by liens and enter into sale and lease-back transactions. As of February 3, 2018, the 2018 Notes are classified within our Current portion of long-term debt on our Consolidated Balance Sheets.

2021 Notes

In March 2011, we issued $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”). The 2021 Notes bear interest at a fixed rate of 5.50% per year, payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2011. The 2021 Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $4 million, resulted in net proceeds from the sale of the 2021 Notes of $644 million.

We may redeem some or all of the 2021 Notes at any time at a redemption price equal to the greater of (i) 100% of the principal amount, and (ii) the sum of the present values of each remaining scheduled payment of principal and interest discounted to the redemption date on a semiannual basis, plus accrued and unpaid interest on the principal amount to the redemption date as described in the indenture (including the supplemental indenture) relating to the 2021 Notes. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed 2021 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the purchase date.

The 2021 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2021 Notes contain covenants that, among other things, limit our ability to incur debt secured by liens or to enter into sale and lease-back transactions.

Fair Value and Future Maturities

The fair value of long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,199 million and $1,240 million at February 3, 2018, and January 28, 2017, respectively, based primarily on the quoted market prices, compared to carrying values of $1,145 million and $1,163 million at February 3, 2018, and January 28, 2017, respectively. If our long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy.

At February 3, 2018, the future maturities of long-term debt, net of interest rate swaps and excluding debt discounts, issuance costs and financing and capital lease obligations (see Note 8, Leases, for the future lease obligation maturities), consisted of the following ($ in millions):

Fiscal Year
2019	$499
2020	—
2021	—
2022	646
2023	—
Thereafter	—
Total long-term debt	$1,145

6.   Derivative Instruments

We manage our economic and transaction exposure to certain risks through the use of foreign currency derivative instruments and interest rate swaps. Our objective in holding derivatives is to reduce the volatility of net earnings, cash flows and net asset value associated with changes in foreign currency exchange rates and interest rates. We do not hold derivative instruments for trading or speculative purposes. We have no derivatives that have credit risk-related contingent features and we mitigate our credit risk by engaging with financial institutions with investment grade credit ratings as our counterparties.

We record all derivative instruments on our Consolidated Balance Sheets at fair value and evaluate hedge effectiveness prospectively and retrospectively when electing to apply hedge accounting. We formally document all hedging relations at inception for derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. In addition, we have derivatives which are not designated as hedging instruments.

Net Investment Hedges

We use foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. The contracts have terms of up to 12 months. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. We limit recognition in net earnings of amounts previously recorded in other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. We report the ineffective portion of the gain or loss, if any, in net earnings.

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

Summary of Derivative Balances

The following table presents the gross fair values of our outstanding derivative instruments and the corresponding classification at February 3, 2018, and January 28, 2017 ($ in millions):

	February 3, 2018		January 28, 2017
Contract Type	Assets	Liabilities	Assets	Liabilities
Derivatives designated as net investment hedges(1)	$2	$7	$2	$2
Derivatives designated as interest rate swaps(2)	—	5	13	—
No hedge designation (foreign exchange forward contracts)(1)	—	1	—	1
Total	$2	$13	$15	$3

(1)	The fair value is recorded in Other current assets or Accrued liabilities on our Consolidated Balance Sheets.

(2)	The fair value is recorded in Other assets or Long-term liabilities on our Consolidated Balance Sheets.

The following table presents the effects of derivative instruments by contract type on other comprehensive income ("OCI") and on our Consolidated Statements of Earnings for fiscal 2018 and 2017 ($ in millions):

	2018	2017
Derivatives designated as net investment hedges
Pre-tax loss recognized in OCI	$(14)	$(14)
Derivatives designated as interest rate swaps
Gain (loss) recognized within interest expense
Interest rate swap loss	$(18)	$(12)
Long-term debt gain	18	12
Net impact	$—	$—
No hedge designation (foreign exchange forward contracts)
Loss recognized within selling, general and administrative expenses	$(3)	$(3)

The following table presents the notional amounts of our derivative instruments at February 3, 2018, and January 28, 2017 ($ in millions):

	Notional Amount
Contract Type	February 3, 2018	January 28, 2017
Derivatives designated as net investment hedges	$462	$205
Derivatives designated as interest rate swaps	1,150	750
No hedge designation (foreign exchange forward contracts)	33	43
Total	$1,645	$998

7.   Shareholders' Equity

Stock Compensation Plans

Our Best Buy Co., Inc. Amended and Restated 2014 Omnibus Incentive Plan (the "Omnibus Plan") authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 22.5 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisers, consultants and directors.

Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. Awards granted, forfeited or canceled under the previous plan, the 2004 Omnibus Stock and Incentive Plan, after February 1, 2014, adjust the amount available under the Omnibus Plan. At February 3, 2018, a total of 19.2 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original terms.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a three-year period. Share awards vest based either upon attainment of specified goals or solely upon continued employment ("time-based"). Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index ("market-based") or upon the achievement of company performance goals ("performance-based"). We have time-based share awards that vest in their entirety at the end of three-year periods, time-based share awards that vest 33% on each of the three anniversary dates of the grant date, time-based share awards where 25% of the award vests on the date of grant and 25% vests on each of the three anniversary dates thereafter and time-based share awards to directors that vest one year from the grant date.

Our Employee Stock Purchase Plan, as amended, permits employees to purchase our common stock at a 5% discount from the market price at the end of semi-annual purchase periods and is non-compensatory. Employees are required to hold the common stock purchased for 12 months. In fiscal 2018, 2017 and 2016, 0.1 million, 0.2 million and 0.2 million shares, respectively, were purchased through our employee stock purchase plans. At February 3, 2018, and January 28, 2017, plan participants had accumulated $3 million and $2 million, respectively, to purchase our common stock pursuant to this plan.

Stock-based compensation expense was as follows in fiscal 2018, 2017 and 2016 ($ in millions):

	2018	2017	2016
Stock options	$6	$9	$15
Share awards:
Market-based	19	15	16
Performance-based	13	6	—
Time-based	91	78	73
Total	$129	$108	$104

Stock Options

Stock option activity was as follows in fiscal 2018:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 28, 2017	6,987,000	$36.61
Granted	176,000	$44.85
Exercised	(3,931,000)	$40.05
Forfeited/canceled	(163,000)	$43.50
Outstanding at February 3, 2018	3,069,000	$32.32	5.1	$119
Vested or expected to vest at February 3, 2018	3,069,000	$32.32	5.1	$119
Exercisable at February 3, 2018	2,434,000	$30.40	3.5	$99

The weighted-average grant-date fair value of stock options granted during fiscal 2018, 2017 and 2016 was $12.52, $8.04 and $11.59, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2018, 2017 and 2016, was $57 million, $55 million and $14 million, respectively. At February 3, 2018, there was $2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.3 years.

Net cash proceeds from the exercise of stock options were $156 million, $164 million and $40 million in fiscal 2018, 2017 and 2016, respectively.

There was $19 million, $19 million and $5 million of income tax benefits realized from stock option exercises in fiscal 2018, 2017 and 2016, respectively.

In fiscal 2018, 2017 and 2016, we estimated the fair value of each stock option on the date of grant using a lattice or Black Scholes valuation model (for certain individuals) with the following assumptions:

Valuation Assumptions	2018	2017	2016
Risk-free interest rate(1)	0.9% – 2.6%	0.5% – 2.0%	0.1% – 2.1%
Expected dividend yield	3.0%	3.5%	2.3%
Expected stock price volatility(2)	38%	37%	37%
Expected life of stock options (in years)(3)	6.0	6.0	6.0

(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(2)	In projecting expected stock price volatility, we consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)	We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined using Monte-Carlo simulation. A summary of the status of our nonvested market-based share awards at February 3, 2018, and changes during fiscal 2018, were as follows:

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at January 28, 2017	1,552,000	$32.99
Granted	564,000	$42.40
Vested	(640,000)	$29.46
Forfeited/canceled	(54,000)	$35.81
Outstanding at February 3, 2018	1,422,000	$36.35

At February 3, 2018, there was $19 million of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 1.6 years.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our nonvested time-based share awards at February 3, 2018, and changes during fiscal 2018, were as follows:

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at January 28, 2017	5,365,000	$31.57
Granted	2,326,000	$43.52
Vested	(2,242,000)	$32.79
Forfeited/canceled	(399,000)	$36.07
Outstanding at February 3, 2018	5,050,000	$36.17

At February 3, 2018, there was $96 million of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our nonvested performance-based share awards at February 3, 2018, and changes during fiscal 2018, were as follows:

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at January 28, 2017	438,000	$28.98
Granted	416,000	$42.31
Vested	(146,000)	$28.98
Forfeited/canceled	(23,000)	$29.66
Outstanding at February 3, 2018	685,000	$37.04

At February 3, 2018, there was $14 million of unrecognized compensation expense related to nonvested performance-based share awards that we expect to recognize over a weighted-average period of 1.9 years.

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

At February 3, 2018, options to purchase 3.1 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	2.4	100%	$30.40	0.7	100%	$39.71	3.1	100%	$32.32

All outstanding stock options at February 3, 2018, were in-the-money, as the average market price of our common shares was greater than the options' exercise prices.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations in fiscal 2018, 2017 and 2016 ($ and shares in millions, except per share amounts):

	2018	2017	2016
Numerator
Net earnings from continuing operations	$999	$1,207	$807
Denominator
Weighted-average common shares outstanding	300.4	318.5	346.5
Effect of potentially dilutive securities:
Stock options and other	6.7	4.1	4.2
Weighted-average common shares outstanding, assuming dilution	307.1	322.6	350.7
Net earnings per share from continuing operations
Basic	$3.33	$3.79	$2.33
Diluted	$3.26	$3.74	$2.30

For fiscal 2018, 2017 and 2016, the number of potential shares that were not included in the computation of earnings per share because the effect would be anti-dilutive were 0 million, 4.5 million and 8.9 million, respectively.

Repurchase of Common Stock

In February 2017, our Board of Directors authorized a new $5.0 billion share repurchase program that superseded the previous $5.0 billion authorization from June 2011. There is no expiration date governing the period over which we can repurchase shares under the February 2017 authorization. On March 1, 2018, we announced our intent to repurchase $1.5 billion of shares in fiscal 2019, which reflects an updated two-year plan of $3.5 billion compared to the original $3.0 billion two-year plan announced on March 1, 2017.

On January 22, 2016, we entered into a variable notional accelerated share repurchase agreement ("January 2016 ASR") with a third party financial institution to repurchase $150 million to $175 million of our common stock. Under the agreement, we paid $175 million at the beginning of the contract and received an initial delivery of 4.4 million shares on January 25, 2016. We retired these shares and recorded a $120 million reduction to stockholders' equity. As of January 30, 2016, the remaining $55 million was included as a reduction of shareholders' equity as prepaid share repurchase on our Consolidated Balance Sheets. The January 2016 ASR was settled on February 17, 2016, for a final notional amount of $165 million. Accordingly we received 1.6 million shares, which were retired, and a $10 million cash payment from our counter-party equal to the difference between the $175 million up-front payment and the final notional amount. The cash received was included as Other, net within Financing activities on our Consolidated Statements of Cash Flows. The final notional amount was determined based upon the volume-weighted average share price of our common stock during the term of the January 2016 ASR agreement. The number of shares delivered was based upon the final notional amount and the volume-weighted average share price of our common stock during the term of the agreement, less an agreed-upon discount.

The following table presents information regarding the shares we repurchased and retired in fiscal 2018, 2017 and 2016 ($ and shares in millions, except per share amounts):

	2018	2017	2016
Total cost of shares repurchased
Open market(1)	$2,009	$706	$880
January 2016 ASR	—	45	120
Total	$2,009	$751	$1,000

Average price per share
Open market	$57.16	$36.11	$31.03
January 2016 ASR	$—	$28.55	$27.28
Average	$57.16	$35.54	$30.53

Number of shares repurchased and retired
Open market(1)	35.1	19.5	28.4
January 2016 ASR	—	1.6	4.4
Total	35.1	21.1	32.8

(1)
As of February 3, 2018, and January 28, 2017, $13 million and $8 million, or 0.2 million and 0.1 million shares, in trades remained unsettled. The liability for unsettled trades is included in Accrued liabilities on our Consolidated Balance Sheets.

At February 3, 2018, $3.0 billion of the $5.0 billion of share repurchases authorized by our Board in February 2017 was available for future share repurchases. Between the end of fiscal 2018 and March 29, 2018, we repurchased an incremental 3.5 million shares of our common stock at a cost of $249 million. Repurchased shares have been retired and constitute authorized but unissued shares.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net earnings plus certain other items that are recorded directly to shareholders' equity. In addition to net earnings, the significant component of comprehensive income (loss) includes foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. At this time, we are still evaluating the earnings that are indefinitely reinvested outside the U.S. Refer to Note 10, Income Taxes, for additional information.

The following table provides a reconciliation of the components of accumulated other comprehensive income, net of tax, for fiscal 2018, 2017 and 2016, respectively ($ in millions):

Foreign Currency Translation
Balance at January 31, 2015	$382
Foreign currency translation adjustments	(44)
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(67)
Balance at January 30, 2016	271
Foreign currency translation adjustments	10
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(2)
Balance at January 28, 2017	279
Foreign currency translation adjustments	35
Balance at February 3, 2018	$314

8.   Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2018, 2017 and 2016 ($ in millions):

	2018	2017	2016
Minimum rentals	$797	$789	$797
Contingent rentals	1	1	1
Total rent expense	798	790	798
Less: sublease income	(16)	(16)	(15)
Net rent expense	$782	$774	$783

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rentals) at February 3, 2018, were as follows ($ in millions):

Fiscal Year	Capital Leases	Financing Leases	Operating Leases(1)
2019	$7	$47	$791
2020	4	43	669
2021	3	36	533
2022	2	28	396
2023	2	18	257
Thereafter	9	47	400
Total minimum lease payments	27	219	$3,046
Less amount representing interest	(5)	(28)
Present value of minimum lease payments	22	191
Less current maturities	(7)	(39)
Present value of minimum lease payments, less current maturities	$15	$152

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.9 billion at February 3, 2018.

Total minimum lease payments have not been reduced by minimum sublease rent income of approximately $69 million due under future noncancelable subleases.

9.  Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $62 million, $56 million and $53 million in fiscal 2018, 2017 and 2016, respectively.

We have a non-qualified, unfunded deferred compensation plan for highly compensated employees and members of our Board of Directors. Amounts contributed and deferred under our deferred compensation plan are credited or charged with the performance of investment options offered under the plan and elected by the participants. In the event of bankruptcy, the assets of the plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the plan was $27 million and $31 million at February 3, 2018, and January 28, 2017, respectively, and is included in Long-term liabilities on our Consolidated Balance Sheets. We manage the risk of changes in the fair value of the liability for deferred compensation by electing to match our liability under the plan with investment vehicles that offset a substantial portion of our exposure. The fair value of the investment vehicles, which includes funding for future deferrals, was $99 million and $96 million at February 3, 2018, and January 28, 2017, respectively, and is included in Other assets on our Consolidated Balance Sheets.

10.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2018, 2017 and 2016 ($ in millions):

	2018	2017	2016
Federal income tax at the statutory rate	$613	$635	$458
State income taxes, net of federal benefit	44	38	38
(Benefit) expense from foreign operations	(85)	(46)	5
Other	(37)	(18)	2
Tax Reform	283	—	—
Income tax expense	$818	$609	$503
Effective income tax rate	45.0%	33.5%	38.4%

Tax Reform

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("tax reform" or “Tax Act”), which significantly changed U.S. tax law. Among other things, the Tax Act lowered the U.S. statutory tax rate from 35% to 21% effective January 1, 2018, broadened the base to which U.S. income tax applies, imposed a one-time deemed repatriation tax on net unremitted earnings of foreign subsidiaries not previously subject to U.S. income tax and effectively created a new minimum tax on certain future foreign earnings.

In response to the Tax Act, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available, not to extend beyond the measurement period of one year from the enactment of the Tax Act.

As a result of the Tax Act, we applied a blended U.S. statutory federal income tax rate of 33.7% for fiscal 2018. In addition, we recorded provisional tax expense in fiscal 2018 of $283 million. The $283 million included a $209 million charge associated with the deemed repatriation tax and a $74 million charge related to the revaluation of deferred tax assets and liabilities to reflect the new tax rate.

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and, accordingly, recorded no deferred income taxes on such earnings. At this time, and until we fully analyze the applicable provisions of the Tax Act, our intention with respect to unremitted foreign earnings is to continue to indefinitely reinvest outside the U.S. those earnings needed for working capital or additional foreign investment. Apart from the deemed repatriation tax, any incremental deferred income taxes on the unremitted foreign earnings are not expected to be material.

We continue to analyze the impacts of the Tax Act for provisions that become effective in future years. One such provision is the Global Intangible Low Tax Income (“GILTI”), effectively, a new minimum tax on certain foreign earnings. Under U.S. GAAP, we can make an accounting policy election and either treat taxes on GILTI as a current period expense when incurred or factor such amounts into the measurement of deferred taxes. Due to the complexity of these new rules, we have not completed the analysis of this provision; therefore, we have not made any adjustments in our fiscal 2018 financial statements nor have we made a policy decision regarding the recording of GILTI.

The actual impact of the Tax Act may differ materially from our provisional amounts due to further refinement of our calculations as allowed by SAB 118, changes in interpretations and assumptions we have made or actions we may take as a result of the Tax Act. The provisional amounts will be finalized within the one-year measurement period, as we gather and analyze the additional documentation necessary for the calculations.

Earnings from continuing operations before income tax expense by jurisdiction was as follows in fiscal 2018, 2017 and 2016 ($ in millions):

	2018	2017	2016
United States	$1,480	$1,507	$1,310
Outside the United States	337	309	—
Earnings from continuing operations before income tax expense	$1,817	$1,816	$1,310

Income tax expense was comprised of the following in fiscal 2018, 2017 and 2016 ($ in millions):

	2018	2017	2016
Current:
Federal	$547	$317	$347
State	59	37	48
Foreign	50	54	60
	656	408	455
Deferred:
Federal	141	163	65
State	11	21	10
Foreign	10	17	(27)
	162	201	48
Income tax expense	$818	$609	$503

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	February 3, 2018	January 28, 2017
Accrued property expenses	$52	$91
Other accrued expenses	43	76
Deferred revenue	69	104
Compensation and benefits	32	43
Stock-based compensation	32	64
Goodwill and intangibles	102	210
Loss and credit carryforwards	120	123
Other	38	59
Total deferred tax assets	488	770
Valuation allowance	(99)	(94)
Total deferred tax assets after valuation allowance	389	676
Property and equipment	(163)	(240)
Inventory	(47)	(97)
Other	(20)	(22)
Total deferred tax liabilities	(230)	(359)
Net deferred tax assets	$159	$317

Net deferred tax assets are included on our Consolidated Balance Sheets as Other assets as of February 3, 2018, and January 28, 2017.

At February 3, 2018, we had total net operating loss carryforwards from international operations of $81 million, of which $76 million will expire in various years through 2036 and the remaining amounts have no expiration. Additionally, we had acquired U.S. federal net operating loss carryforwards of $9 million, which expire between 2023 and 2030; U.S. federal foreign tax credit carryforwards of $1 million, which expire between 2023 and 2026; U.S. federal capital loss carryforwards of $2 million, which expire in 2023; state credit carryforwards of $11 million, which expire between 2020 and 2028; state capital loss carryforwards of $6 million, which expire in 2019; international credit carryforwards of $2 million, which have no expiration; and international capital loss carryforwards of $8 million, which have no expiration.

At February 3, 2018, a valuation allowance of $99 million had been established, of which $1 million is against U.S. federal foreign tax credit carryforwards; $16 million is against international, U.S. federal and state capital loss carryforwards; $7 million is against state credit carryforwards and other state deferred tax assets; and $75 million is against certain international net operating loss carryforwards and other international deferred tax assets. The $5 million increase from January 28, 2017, is primarily due to the current year loss activity and the exchange rate impact on the valuation allowance against certain international net operating loss carryforwards.

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2018, 2017 and 2016 ($ in millions):

	2018	2017	2016
Balance at beginning of period	$374	$469	$410
Gross increases related to prior period tax positions	19	11	30
Gross decreases related to prior period tax positions	(126)	(144)	(13)
Gross increases related to current period tax positions	29	55	59
Settlements with taxing authorities	(12)	(12)	(9)
Lapse of statute of limitations	(5)	(5)	(8)
Balance at end of period	$279	$374	$469

Unrecognized tax benefits of $263 million, $346 million and $337 million at February 3, 2018, January 28, 2017, and January 30, 2016, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest income of $10 million, interest income of $9 million and interest expense of $10 million was recognized in fiscal 2018, 2017 and 2016, respectively. At February 3, 2018, January 28, 2017, and January 30, 2016, we had accrued interest of $42 million, $61 million and $89 million, respectively, along with accrued penalties of $0 million, $1 million and $1 million at February 3, 2018, January 28, 2017, and January 30, 2016, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2011.

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

11.   Segment and Geographic Information

Segment Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two reportable segments: Domestic (which is comprised of all operations within the U.S. and its districts and territories) and International (which is comprised of all operations outside the U.S. and its districts and territories). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Domestic segment and the International segment. The Domestic segment management and International segment management have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

We aggregate our Canada and Mexico businesses into one International operating segment. Our Domestic and International operating segments also represent our reportable segments. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following table presents our business segment information in fiscal 2018, 2017 and 2016 ($ in millions):

	2018	2017	2016
Revenue
Domestic	$38,662	$36,248	$36,365
International	3,489	3,155	3,163
Total revenue	$42,151	$39,403	$39,528
Percentage of revenue, by revenue category
Domestic
Consumer Electronics	33%	34%	32%
Computing and Mobile Phones	45%	45%	46%
Entertainment	8%	7%	8%
Appliances	10%	9%	8%
Services	4%	5%	5%
Other	—%	—%	1%
Total	100%	100%	100%
International
Consumer Electronics	32%	31%	31%
Computing and Mobile Phones	46%	48%	48%
Entertainment	7%	7%	9%
Appliances	8%	6%	5%
Services	5%	7%	6%
Other	2%	1%	1%
Total	100%	100%	100%
Operating income (loss)
Domestic(1)	$1,752	$1,764	$1,585
International	91	90	(210)
Total operating income	1,843	1,854	1,375
Other income (expense)
Gain on sale of investments	1	3	2
Investment income and other	48	31	13
Interest expense	(75)	(72)	(80)
Earnings from continuing operations before income tax expense	$1,817	$1,816	$1,310
Assets
Domestic	$11,553	$12,496	$12,318
International	1,496	1,360	1,201
Total assets	$13,049	$13,856	$13,519
Capital expenditures
Domestic	$606	$524	$602
International	82	56	47
Total capital expenditures	$688	$580	$649
Depreciation
Domestic	$631	$613	$613
International	52	41	44
Total depreciation	$683	$654	$657

(1)	The Domestic segment operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

Geographic Information

The following table presents our geographic information in fiscal 2018, 2017 and 2016 ($ in millions):

	2018	2017	2016
Revenue from external customers
United States	$38,662	$36,248	$36,365
Canada	3,187	2,899	2,917
Other	302	256	246
Total revenue from external customers	$42,151	$39,403	$39,528
Long-lived assets
United States	$2,205	$2,120	$2,189
Canada	190	156	140
Other	26	17	17
Total long-lived assets	$2,421	$2,293	$2,346

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

Commitments

We had outstanding letters of credit with an aggregate fair value of $83 million at February 3, 2018.

13.   Quarterly Financial Information (Unaudited)

The following tables show selected operating results for each 3-month quarter and full year of fiscal 2018 and 2017 (unaudited) ($ in millions):

	Quarter				12-Month
	1st	2nd	3rd	4th	2018
Revenue	$8,528	$8,940	$9,320	$15,363	$42,151
Comparable sales % change(1)	1.6%	5.4%	4.4%	9.0%	5.6%
Gross profit	$2,022	$2,153	$2,280	$3,421	$9,876
Operating income(2)	300	321	350	872	1,843
Net earnings from continuing operations(3)	188	209	238	364	999
Gain from discontinued operations, net of tax	—	—	1	—	1
Net earnings	$188	$209	$239	$364	$1,000
Diluted earnings per share(4)
Continuing operations	$0.60	$0.67	$0.78	$1.23	$3.26
Discontinued operations	—	—	—	—	—
Diluted earnings per share	$0.60	$0.67	$0.78	$1.23	$3.26

	Quarter				12-Month
	1st	2nd	3rd	4th	2017
Revenue	$8,443	$8,533	$8,945	$13,482	$39,403
Comparable sales % change(1)	(0.1)%	0.8%	1.8%	(0.7)%	0.3%
Gross profit(5)	$2,145	$2,062	$2,203	$3,030	$9,440
Operating income(6)	372	289	312	881	1,854
Net earnings from continuing operations	226	182	192	607	1,207
Gain from discontinued operations, net of tax	3	16	2	—	21
Net earnings	$229	$198	$194	$607	$1,228
Diluted earnings per share(4)
Continuing operations	$0.69	$0.56	$0.60	$1.91	$3.74
Discontinued operations	0.01	0.05	0.01	—	0.07
Diluted earnings per share	$0.70	$0.61	$0.61	$1.91	$3.81

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

(2)
Includes $0 million, $2 million, $(2) million and $10 million of restructuring charges (benefit) recorded in the fiscal first, second, third and fourth quarters, respectively, and $10 million for the 12 months ended February 3, 2018, related to measures we took to restructure our businesses. Also includes $80 million related to a one-time bonus for certain employees and $20 million related to a one-time contribution to the Best Buy Foundation in response to future tax savings created by the Tax Act for the fiscal fourth quarter and 12 months ended February 3, 2018.

(3)
Includes $283 million of charges resulting from the Tax Act for the fiscal fourth quarter and 12 months ended February 3, 2018, including $209 million associated with the deemed repatriation tax and $74 million primarily related to the revaluation of deferred tax assets and liabilities.

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

(6)
Includes $29 million, $0 million, $1 million and $9 million of restructuring charges recorded in the fiscal first, second, third and fourth quarters, respectively, and $39 million for the 12 months ended January 28, 2017, related to measures we took to restructure our businesses. Also, includes $161 million of CRT litigation settlements, net of related legal fees and costs, recorded in the fiscal first quarter and in the 12 months ended January 28, 2017, related to products purchased and sold in prior fiscal years.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 3, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 3, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 3, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of February 3, 2018:

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Rights(1) (a)	Weighted Average Exercise Price per Share of Outstanding Options and Rights(2) (b)	Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3) (c)
Equity compensation plans approved by security holders	6,390,492	$32.32	23,182,825

(1)
Includes grants of stock options and restricted stock units (which may be market-based, performance-based or time-based) awarded under our 2004 Omnibus Stock and Incentive Plan, as amended, and our 2014 Omnibus Incentive Plan.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Includes 4,003,384 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.	Exhibits:

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Implementation Agreement, dated April 29, 2013, by and among Best Buy Co., Inc. , Best Buy UK Holdings LP, Best Buy Distributions Limited, New BBED Limited and Carphone Warehouse Group, plc	8-K	2.1	4/30/2013
3.1	Amended and Restated Articles of Incorporation	DEF 14A	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	3.1	9/26/2013
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.2	3/11/2011
4.3	Second Supplement Indenture, dated as of July 16, 2013, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	7/16/2013
10.1	Five-Year Credit Agreement dated as of June 27, 2016, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	6/30/2016
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.4	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.	10-Q	10.3	9/6/2012
*10.5	Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	8/21/2012
*10.6	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.7	Best Buy Mobile Performance Award Termination Agreement	10-K	10.18	3/28/2014
*10.8	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.9	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.10	Form of Director Restricted Stock Unit Award Agreement for Non-U.S. Directors	10-K	10.21	3/28/2014

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
*10.11	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.12	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	S-8	99	6/27/2014
*10.13	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.14	Form of Director Restricted Stock Unit Award Agreement for Non-U.S. Directors (2014)	10-Q	10.2	9/10/2014
*10.15	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.16	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.17	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Non-U.S. Directors (2015)	10-Q	10.2	9/4/2015
*10.18	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Non-U.S. Directors (2016)	10-Q	10.1	9/30/2016
*10.21	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares	10-Q	10.1	6/5/2017
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units	10-Q	10.2	6/5/2017
*10.23	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan	S-8	99	6/21/2017
*10.24	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)	10-Q	10.2	9/5/2017
*10.25	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Non-U.S. Directors (2017)	10-Q	10.3	9/5/2017
12.1	Statements re: Computation of Ratios				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
101
The following financial information from our Annual Report on Form 10-K for fiscal 2018, filed with the SEC on April 2, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at February 3, 2018, and January 28, 2017, (ii) the consolidated statements of earnings for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, (iii) the consolidated statements of comprehensive income for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, (iv) the consolidated statements of cash flows for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, (v) the consolidated statements of changes in shareholders' equity for the years ended February 3, 2018, January 28, 2017, and January 30, 2016, and (vi) the Notes to Consolidated Financial Statements.

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
April 2, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hubert Joly	Chairman and Chief Executive Officer	April 2, 2018
Hubert Joly	(principal executive officer)

/s/ Corie Barry	Chief Financial Officer	April 2, 2018
Corie Barry	(principal financial officer)

/s/ Mathew R. Watson	Senior Vice President, Controller and Chief Accounting Officer	April 2, 2018
Mathew R. Watson	(principal accounting officer)

/s/ Lisa M. Caputo	Director	April 2, 2018
Lisa M. Caputo

/s/ J. Patrick Doyle	Director	April 2, 2018
J. Patrick Doyle

/s/ Russell P. Fradin	Director	April 2, 2018
Russell P. Fradin

/s/ Kathy J. Higgins Victor	Director	April 2, 2018
Kathy J. Higgins Victor

/s/ David W. Kenny	Director	April 2, 2018
David W. Kenny

/s/ Karen A. McLoughlin	Director	April 2, 2018
Karen A. McLoughlin

/s/ Thomas L. Millner	Director	April 2, 2018
Thomas L. Millner

/s/ Claudia F. Munce	Director	April 2, 2018
Claudia F. Munce

/s/ Richelle P. Parham	Director	April 2, 2018
Richelle P. Parham

Schedule II

Valuation and Qualifying Accounts

$ in millions

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period
Year ended February 3, 2018
Allowance for doubtful accounts	$52	$29	$(44)	$37
Year ended January 28, 2017
Allowance for doubtful accounts	$49	$44	$(41)	$52
Year ended January 30, 2016
Allowance for doubtful accounts	$59	$30	$(40)	$49

(1)	Includes bad debt write-offs, recoveries and the effect of foreign currency fluctuations.