Form 10-Q
period 2018-05-05
BEST BUY CO INC
filed 2018-06-08
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
The registrant had 279,391,918 shares of common stock outstanding as of June 5, 2018.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 5, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
$ in millions, except per share and share amounts (unaudited)

	May 5, 2018	February 3, 2018	April 29, 2017
Assets
Current assets
Cash and cash equivalents	$1,848	$1,101	$1,651
Short-term investments	785	2,032	1,948
Receivables, net	860	1,049	1,011
Merchandise inventories	4,964	5,209	4,637
Other current assets	473	438	409
Total current assets	8,930	9,829	9,656
Property and equipment, net	2,385	2,421	2,287
Goodwill	425	425	425
Other assets	342	374	587
Total assets	$12,082	$13,049	$12,955

Liabilities and equity
Current liabilities
Accounts payable	$4,619	$4,873	$4,599
Unredeemed gift card liabilities	285	385	389
Deferred revenue	371	453	371
Accrued compensation and related expenses	296	561	274
Accrued liabilities	780	864	699
Accrued income taxes	154	137	93
Current portion of long-term debt	550	544	45
Total current liabilities	7,055	7,817	6,470
Long-term liabilities	815	809	684
Long-term debt	792	811	1,302
Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 281,000,000, 283,000,000 and 306,000,000 shares, respectively	28	28	31
Retained earnings	3,082	3,270	4,202
Accumulated other comprehensive income	310	314	266
Total equity	3,420	3,612	4,499
Total liabilities and equity	$12,082	$13,049	$12,955

NOTE: The Consolidated Balance Sheet as of February 3, 2018, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Revenue	$9,109	$8,528
Cost of goods sold	6,984	6,506
Gross profit	2,125	2,022
Selling, general and administrative expenses	1,830	1,722
Restructuring charges	30	—
Operating income	265	300
Other income (expense)
Investment income and other	11	11
Interest expense	(19)	(19)
Earnings before income tax expense	257	292
Income tax expense	49	104
Net earnings	$208	$188

Basic earnings per share	$0.74	$0.61
Diluted earnings per share	$0.72	$0.60

Dividends declared per common share	$0.45	$0.34

Weighted-average common shares outstanding
Basic	282.6	309.2
Diluted	288.3	315.0

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Net earnings	$208	$188
Foreign currency translation adjustments	(4)	(13)
Comprehensive income	$204	$175

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017
Operating activities
Net earnings	$208	$188
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	176	161
Restructuring charges	30	—
Stock-based compensation	32	31
Deferred income taxes	9	12
Other, net	(2)	(1)
Changes in operating assets and liabilities:
Receivables	189	333
Merchandise inventories	243	223
Other assets	(13)	(25)
Accounts payable	(214)	(382)
Other liabilities	(506)	(364)
Income taxes	52	67
Total cash provided by operating activities	204	243

Investing activities
Additions to property and equipment	(181)	(153)
Purchases of investments	—	(1,134)
Sales of investments	1,245	863
Other, net	9	1
Total cash provided by (used in) investing activities	1,073	(423)

Financing activities
Repurchase of common stock	(400)	(373)
Repayments of debt	(11)	(10)
Dividends paid	(128)	(105)
Issuance of common stock	24	75
Other, net	(1)	—
Total cash used in financing activities	(516)	(413)
Effect of exchange rate changes on cash	(12)	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	749	(599)
Cash, cash equivalents and restricted cash at beginning of period	1,300	2,433
Cash, cash equivalents and restricted cash at end of period	$2,049	$1,834

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at February 3, 2018	283	$28	$—	$3,270	$314	$3,612
Adoption of ASU 2014-09	—	—	—	73	—	73
Net earnings, three months ended May 5, 2018	—	—	—	208	—	208
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(4)	(4)
Stock-based compensation	—	—	32	—	—	32
Restricted stock vested and stock options exercised	3	—	20	—	—	20
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	4
Common stock dividends, $0.45 per share	—	—	2	(128)	—	(126)
Repurchase of common stock	(5)	—	(58)	(341)	—	(399)
Balances at May 5, 2018	281	$28	$—	$3,082	$310	$3,420

Balances at January 28, 2017	311	$31	$—	$4,399	$279	$4,709
Adoption of ASU 2016-09	—	—	10	(12)	—	(2)
Net earnings, three months ended April 29, 2017	—	—	—	188	—	188
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(13)	(13)
Stock-based compensation	—	—	31	—	—	31
Restricted stock vested and stock options exercised	3	—	72	—	—	72
Issuance of common stock under employee stock purchase plan	—	—	3	—	—	3
Common stock dividends, $0.34 per share	—	—	—	(105)	—	(105)
Repurchase of common stock	(8)	—	(116)	(268)	—	(384)
Balances at April 29, 2017	306	$31	$—	$4,202	$266	$4,499

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The first three months of fiscal 2019 and fiscal 2018 included 13 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 6, 2018, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Unadopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, and has since issued additional ASUs to further clarify or add options to the issued guidance. The new guidance was issued to increase transparency and comparability among companies by requiring most leases to be included on the balance sheet and by expanding disclosure requirements. Based on the effective dates, we expect to adopt the new guidance in the first quarter of fiscal 2020 using the recently-proposed prospective method and have begun implementing required upgrades to our existing lease systems. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our consolidated balance sheet and an increase to our footnote disclosures related to leases, we are still evaluating the impact on our consolidated statement of earnings. We also expect that adoption of the new standard will require changes to our internal controls over financial reporting.

Adopted Accounting Pronouncements

In the first quarter of fiscal 2019, we prospectively adopted the following ASUs, all of which had an immaterial impact on our results of operations, cash flows and financial position.

•	ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory

•	ASU 2017-12, Derivatives and Hedging

•	ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In the first quarter of fiscal 2019, we also adopted ASU 2014-09, Revenue from Contracts with Customers. The new guidance establishes a single comprehensive model for entities to use in accounting for revenue and supersedes most revenue recognition guidance. It introduces a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards under previous guidance. We elected the modified retrospective method of adoption, which we applied to contracts not completed at the date of adoption. Under this method, we recorded an increase to opening retained earnings of $73 million, net of tax, due to the cumulative impact of these changes. The impact was primarily related to the timing of revenue recognition related to our gift cards, the sale of certain software licenses and our loyalty programs. We did not make any adjustment to prior period financial statements. We expect the impact of adoption to be immaterial to our revenue, net earnings and cash flows on an ongoing basis. As part of the adoption, we also modified certain control procedures and processes, none of which had a material effect on our internal controls over financial reporting.

The following table reconciles the Condensed Consolidated Balance Sheet line items impacted by the adoption of this standard on February 4, 2018 ($ in millions):

	February 3, 2018 As Reported	ASU 2014-09 Adjustment on February 4, 2018	February 4, 2018 Adjusted
Assets
Other assets	$374	$(19)	$355
Liabilities
Unredeemed gift card liabilities	385	(69)	316
Deferred revenue	453	(26)	427
Accrued liabilities	864	(3)	861
Accrued income taxes	137	6	143
Equity
Retained earnings	3,270	73	3,343

The following tables set forth the impact of adopting this standard on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings as of and for the three months ended May 5, 2018 ($ in millions, except per share amounts):

	May 5, 2018
Impact of Changes to Condensed Consolidated Balance Sheets	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)(1)
Assets
Other current assets	$473	$427	$46
Other assets	304	323	(19)
Liabilities
Unredeemed gift card liabilities	285	355	(70)
Deferred revenue	371	395	(24)
Accrued liabilities	780	736	44
Accrued income taxes	154	148	6
Equity
Retained earnings	3,082	3,011	71

(1)	Effect of change includes the opening retained earnings adjustment as detailed within the table above.

	Three months ended May 5, 2018
Impact of Changes to Condensed Consolidated Statements of Earnings	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenue	$9,109	$9,100	$9
Cost of goods sold	6,984	6,973	11
Gross profit	2,125	2,127	(2)
Operating income	265	267	(2)
Income tax expense	49	50	(1)
Net earnings	208	209	(1)

Basic earnings per share	$0.74	$0.74	$—
Diluted earnings per share	$0.72	$0.73	$(0.01)

Total Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total shown within the Condensed Consolidated Statements of Cash Flows as of May 5, 2018, February 3, 2018, and April 29, 2017 ($ in millions):

	May 5, 2018	February 3, 2018	April 29, 2017
Cash and cash equivalents	$1,848	$1,101	$1,651
Restricted cash included in Other current assets	201	199	183
Total cash, cash equivalents and restricted cash	$2,049	$1,300	$1,834

Amounts included in restricted cash are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

Goodwill and Intangible Assets

All goodwill and intangible asset balances relate to our Domestic segment. As of May 5, 2018, February 3, 2018, and April 29, 2017, the carrying amount of goodwill was $425 million, respectively, net of $675 million of cumulative impairment losses, respectively. The carrying amount of indefinite-lived tradenames included within Other assets on our Condensed Consolidated Balance Sheets was $18 million as of May 5, 2018, February 3, 2018, and April 29, 2017, respectively.

2.	Revenue Recognition

We generate revenue primarily from the sale of merchandise products and services, both as a principal and as an agent. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. We generate all of our operating revenue from contracts with customers. Our revenue excludes sales and usage-based taxes collected.

Revenue from merchandise product sales and services is reported net of sales refunds, which includes an estimate of future returns and contract cancellations based on historical refund rates, with a corresponding reduction to cost of sales. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of our influence. However, we have significant experience in estimating the amount of refunds, based primarily on historical data. Our refund liability for sales returns was $68 million at May 5, 2018, which is included in Accrued liabilities on our Condensed Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers. We also have a corresponding asset included in Other current assets on our Condensed Consolidated Balance Sheets that represents the inventory we expect to be returned, valued at the lower of cost or net realizable value. As of May 5, 2018, this amount was $46 million.

For revenue transactions that involve more than one performance obligation, we defer the revenue associated with any unsatisfied performance obligation until the obligation is satisfied, i.e., when control of a product is transferred to the customer or a service is completed. For such contracts, we allocate revenue and any discounts to each performance obligation based on its relative standalone selling price. We determine standalone selling prices based on the prices charged to customers or, when directly observable selling prices are not available, we generally use an expected cost-plus margin approach.

Our contract liabilities primarily relate to product merchandise not yet delivered to customers; unredeemed gift cards; services not yet completed; services technical support contracts, where performance is satisfied over the duration of the contract; and options that provide a material right to customers, such as our customer loyalty programs. Most of our contract liabilities have a duration of one year or less, except our services technical support contracts, which may have a duration of up to three years. We do not have any material contract assets.

The following table provides information about receivables and contract liabilities from our contracts with customers, which reflects the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of May 5, 2018, and February 4, 2018 ($ in millions):

	May 5, 2018	February 4, 2018
Receivables, net of an allowance for doubtful accounts of $26 and $24, respectively	$582	$674
Short-term contract liabilities included in:
Unredeemed gift cards	285	316
Deferred revenue	371	408
Accrued liabilities	139	151
Long-term contract liabilities included in:
Long-term liabilities	20	22

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. The following table summarizes our allowance for doubtful account activity related to contracts with customers during the three months ended May 5, 2018 ($ in millions):

Allowance for Doubtful Accounts
Balances at February 4, 2018	$24
Charged to expenses or other accounts	11
Other(1)	(9)
Balances at May 5, 2018	$26

(1)	Includes bad debt write-offs and recoveries and the effect of foreign currency fluctuations.

The following table summarizes significant changes in our contract liability balances during the three months ended May 5, 2018 ($ in millions):

Three Months Ended
May 5, 2018
Revenue recognized that was included in the contract liability balance(s) as of February 4, 2018	$455
Revenue recognized from performance obligations satisfied in previous periods	—
Adjustments(1)	(2)

(1)	Includes changes in the measure of progress, changes in the estimate of the transaction price or contract modifications.

The following table includes estimated revenue from our contract liability balances expected to be recognized in future periods if performance of the contract is expected to have a duration of more than one year ($ in millions):

May 5, 2018(1)
Remainder of fiscal 2019	$20
Fiscal 2020	15
Fiscal 2021	6
Fiscal 2022	2
Fiscal 2023 and thereafter	1

(1)
We have elected to exclude unsatisfied performance obligations from contract liability balances with a duration of one year or less. The estimated transaction price disclosed above also does not include amounts of variable consideration attributable to contracts where the consideration is constrained at May 5, 2018. Further information about our forms of variable consideration are disclosed below.

We apply a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would have been one year or less.

See Note 10, Segments, for a disaggregation of revenue by reportable segment and product category, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the enterprise.

Merchandise product revenue

Merchandise product revenue is recognized when control passes, which generally occurs at a point in time when the customer completes a transaction in the store and receives the merchandise. Our payment terms are typically at the point of sale. In the case of items paid for in the store, but subsequently delivered to the customer, control passes and revenue is recognized once delivery has been completed, as we have transferred possession to the customer.

For transactions initiated online, customers choose whether to have it delivered to them (using third-party parcel delivery companies) or to collect their merchandise from one of our stores (“in-store pick up”). For items delivered directly to the customer, control passes and revenue is recognized when delivery has been completed, as title has passed and we have transferred possession to the customer. For in-store pick up, control passes and revenue is recognized once the customer has taken possession of the merchandise. Any fees charged to customers for delivery are a component of the transaction price and are recognized when delivery has been completed. We use delivery information at an individual contract level to determine when to recognize revenue for products and any related delivery fee revenue.

Generally, we are the principal to the contract as we have control of the physical merchandise products prior to transfer to the customer. Accordingly, revenue is recognized on a gross basis. For certain sales, primarily activation-based software licenses and third-party stored-value cards, we are the sales agent providing access to the content and recognize fixed commission revenue net of amounts due to third parties who fulfill the performance obligation. For these sales, control passes upon providing access to the customer of the content.

Warranty obligations associated with the sale of our exclusive brands products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Services - When we are the principal

We recognize service revenue for installation, set-up, software troubleshooting, product repair, consultation and educational classes once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the service or serviced product. Payment terms are typically at the point of sale, but may also occur upon completion of the service. Our service contracts are primarily with retail customers, merchandise vendors (for factory warranty repairs) and third-party underwriters who sell extended warranty protection plans.

For technical support membership contracts, we are responsible for fulfilling the support services to customers. These contracts have terms ranging from one month to three years and typically contain multiple performance obligations. Payment is due at the start of the contract period. We have determined that our contracts do not include a significant financing component. The primary purpose of our payment terms is to provide customers with a simplified method of purchasing our services, not to provide customers with financing. We recognize revenue over time on a service consumption basis, an input method of measuring progress over the related contract term. This method is based on historical utilization patterns as this depicts when customers use the services provided and, accordingly, when the transfer of services occurs. There is judgment in (1) determining the level at which we apply a portfolio approach to these contracts, and (2) measuring the relative standalone selling price for performance obligations within these contracts to the extent that they are only bundled and sold to customers with other performance obligations. When direct observable evidence of the standalone selling price is not available, a cost-plus margin approach is generally used. Additionally, there is judgment in (3) assessing the pattern of delivery across multiple portfolios of customers, including measuring future progress based on historical consumption patterns. When sufficient history of consumption is unavailable, we generally recognize revenue ratably over the life of the contract.

Services - When we are the agent

We sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the fixed net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue at a point in time when the corresponding merchandise product revenue is recognized. In addition, we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the profitable performance of the portfolio. We do not share in any losses of the portfolio. We record any such profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs when claims experience for the annual period is known in our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year.

We earn fixed commissions from mobile network carriers to sell service contracts on their platforms. Revenue is recognized when control passes at a point in time upon sale of the contract and activation of the customer on the provider’s platform. The term between when we bill the content provider and when we receive payment is generally within 30 to 60 days, which is after control has passed. Activation commissions are subject to repayment to the carrier primarily due to customer cancellation for specified time periods after the sale. Commission revenue from mobile network carriers is reported net of the expected cancellations, which we estimate based on historical cancellation rates.

Credit card revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from our banking partner based on the annual performance of the program, and we receive quarterly payments based on forecasts of full-year performance. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each quarter when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically quarterly. Profit-share payments occur quarterly, shortly after the end of each program quarter.

Best Buy gift cards

We sell Best Buy gift cards to our customers in our retail stores, online and through select third parties. Our gift cards do not have an expiration date. We recognize revenue from gift cards when the card is redeemed by the customer. We also recognize revenue for the portion of gift card values that is not expected to be redeemed ("breakage"). We estimate breakage based on historical patterns and take into account other factors, such as laws and regulations applicable to each jurisdiction.

We recognize gift card breakage based on the expected pattern of gift card redemptions, based on analysis of historic trends. Typically, over 90% of gift card values are redeemed within one year of issuance. There is judgment in assessing (1) the level at which we group gift cards based for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of gift cards which we do not expect to be redeemed.

Sales incentives

We frequently offer sales incentives that entitle our customers to receive a gift card at the time of purchase or an instant savings coupon that can be redeemed towards a future purchase. For sales incentives issued to customers that are only earned in conjunction with the purchase of merchandise products or services, the sales incentives represent an option that is a material right and, accordingly, is a performance obligation in the contract. The relative standalone selling price of these sales incentives is deferred as a contract liability, based on the cards or coupons that are projected to be redeemed. We recognize revenue for this performance obligation when it is redeemed by the customer or when it is not expected to be redeemed. There is judgment in determining (1) the level at which we group incentives based on similar redemption patterns in order to estimate future redemption patterns of those groups, and (2) the ultimate number of incentives that we do not expect to be redeemed.

We also issue coupons that are not earned in conjunction with a purchase of a merchandise product or service, typically as part of targeted marketing activities. This is not a performance obligation, but is recognized as a reduction of the transaction price when redeemed by the customer.

Customer loyalty programs

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy branded stores. Depending on the customer's membership level within our loyalty program, certificate expirations typically range from 2 to 12 months from the date of issuance. Our loyalty programs represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by our loyalty program members is deferred and included in Accrued liabilities on our Condensed Consolidated Balance

Sheets based on the percentage of points that are projected to be redeemed. We recognize revenue for this performance obligation over time when a certificate is estimated to be redeemed by the customer. There is judgment in measuring the standalone selling price of this performance obligation related to our estimate of the amount of and subsequent timing of redemptions of certificates (“certificate breakage”). We determine our certificate breakage rate based upon historical redemption patterns.

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

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at May 5, 2018, February 3, 2018, and April 29, 2017, by level within the fair value hierarchy as determined by the valuation techniques we used to determine the fair value ($ in millions):

	Fair Value Hierarchy	Fair Value at
		May 5, 2018	February 3, 2018	April 29, 2017
Assets
Cash and cash equivalents
Money market funds	Level 1	$19	$21	$24
Commercial paper	Level 2	—	90	260
Time deposits	Level 2	200	65	11
Short-term investments
Commercial paper	Level 2	100	474	150
Time deposits	Level 2	685	1,558	1,798
Other current assets
Money market funds	Level 1	58	3	2
Commercial paper	Level 2	—	60	60
Foreign currency derivative instruments	Level 2	3	2	7
Interest rate swap derivative instruments	Level 2	5	—	—
Time deposits	Level 2	101	101	101
Other assets
Marketable securities that fund deferred compensation	Level 1	99	99	97
Interest rate swap derivative instruments	Level 2	—	—	4

Liabilities
Accrued liabilities
Foreign currency derivative instruments	Level 2	1	8	—
Interest rate swap derivative instruments	Level 2	—	1	—
Long-term liabilities
Interest rate swap derivative instruments	Level 2	15	4	1

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

The following table summarizes the fair value remeasurements of property and equipment impairments recorded during the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

	Impairments
	Three Months Ended		Remaining Net Carrying Value(1)
	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
Property and equipment (non-restructuring)	$2	$5	$—	$—

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at May 5, 2018, and April 29, 2017.

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

Charges incurred in the three months ended May 5, 2018, and April 29, 2017, for our restructuring activities were $30 million and $0 million, respectively. All charges incurred in the current period related to Best Buy Mobile.

Best Buy Mobile

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. This decision was a result of changing economics in the mobile industry since we began opening these stores in 2006, along with the integration of our mobile model into our core stores and on-line channel, which are today more economically compelling. All restructuring charges related to this plan are from continuing operations and are presented in Restructuring charges on our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred for Best Buy Mobile during the three months ended May 5, 2018, as well as the cumulative amount incurred through May 5, 2018, were as follows ($ in millions):

	Three Months Ended	Cumulative Amount
	May 5, 2018	May 5, 2018
Property and equipment impairments	$—	$1
Termination benefits	1	9
Facility closure and other costs	29	29
Total restructuring charges	$30	$39

The following table summarizes our restructuring accrual activity during the three months ended May 5, 2018, related to termination benefits and facility closure and other costs associated with Best Buy Mobile ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 3, 2018	$8	$—	$8
Charges	1	29	30
Cash payments	—	(26)	(26)
Balances at May 5, 2018	$9	$3	$12

Other

We have remaining vacant space liabilities at May 5, 2018, of $13 million related to our Canadian Brand consolidation restructuring program, $11 million related to our Renew Blue restructuring program and $3 million related to our U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to these liabilities for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

5.    Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 17, 2018, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the "Previous Facility") with a syndicate of banks, which was originally scheduled to expire in June 2021, but was terminated on April 17, 2018. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2023. At May 5, 2018, there were no borrowings outstanding. In addition, there were no borrowings outstanding under the Previous Facility as of February 3, 2018, and April 29, 2017.

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.30%, the LIBOR Margin ranges from 0.80% to 1.30%, and the facility fee ranges from 0.08% to 0.20%.

The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries' abilities to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and other fundamental changes;or engage in certain transactions with affiliates. The Five-Year Facility Agreement also contains covenants that require us to maintain a maximum cash flow leverage ratio and a minimum interest coverage ratio. The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following at Mat 5, 2018, February 3, 2018, and April 29, 2017 ($ in millions):

	May 5, 2018	February 3, 2018	April 29, 2017
2018 Notes	$500	$500	$500
2021 Notes	650	650	650
Interest rate swap valuation adjustments	(10)	(5)	3
Subtotal	1,140	1,145	1,153
Debt discounts and issuance costs	(2)	(3)	(4)
Financing lease obligations	184	191	171
Capital lease obligations	20	22	27
Total long-term debt	1,342	1,355	1,347
Less: current portion	550	544	45
Total long-term debt, less current portion	$792	$811	$1,302

Our 2018 Notes, due August 1, 2018, are classified within our Current portion of long-term debt on our Condensed Consolidated Balance Sheets as of May 5, 2018. The fair value of total long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,176 million, $1,199 million and $1,229 million at May 5, 2018, February 3, 2018, and April 29, 2017, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,140 million, $1,145 million and $1,153 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

See Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

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

Net Investment Hedges

We use foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. The contracts have terms of up to 12 months. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. We limit recognition in net earnings of amounts previously recorded in other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. We report the gains and losses, if any, related to the amount excluded from the assessment of hedge effectiveness in net earnings.

Interest Rate Swaps

We use "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on a portion of our 2018 Notes and 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Condensed Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following tables present the gross fair values for outstanding derivative instruments and the corresponding classification at May 5, 2018, and April 29, 2017 ($ in millions):

		Assets
Contract Type	Balance Sheet Location	May 5, 2018	February 3, 2018	April 29, 2017
Derivatives designated as net investment hedges	Other current assets	$3	$2	$6
Derivatives designated as interest rate swaps	Other current assets and Other assets	5	—	4
No hedge designation (foreign exchange forward contracts)	Other current assets	—	—	1
Total		$8	$2	$11

		Liabilities
Contract Type	Balance Sheet Location	May 5, 2018	February 3, 2018	April 29, 2017
Derivatives designated as net investment hedges	Accrued liabilities	$1	$7	$—
Derivatives designated as interest rate swaps	Accrued liabilities and Long-term liabilities	15	5	1
No hedge designation (foreign exchange forward contracts)	Accrued liabilities	—	1	—
Total		$16	$13	$1

The following table presents the effects of derivative instruments on other comprehensive income ("OCI") and on our Condensed Consolidated Statements of Earnings for the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

	Three Months Ended		Three Months Ended
	May 5, 2018		April 29, 2017
Contract Type	Pre-tax Gain Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings recognized in SG&A	Pre-tax Gain Recognized in OCI	Gain(Loss) Reclassified from Accumulated OCI to Earnings recognized in SG&A
Derivatives designated as net investment hedges	$16	$—	$8	$—

The following table presents the effects of derivatives not designated as hedging instruments on our Condensed Consolidated Statements of Earnings for the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

		Three Months Ended
		May 5, 2018	April 29, 2017
Contract Type	Location of Gain Recognized	Gain Recognized	Gain Recognized
No hedge designation (foreign exchange contracts)	SG&A	$1	$1

The following table presents the effects of interest rate derivatives and adjustments to the carrying value of long-term debt on our Condensed Consolidated Statements of Earnings for the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

		Gain (Loss) Recognized
Contract Type	Location of Gain (Loss) Recognized	May 5, 2018	April 29, 2017
Interest rate swap contracts	Interest Expense	$(5)	$(10)
Adjustments to carrying value of long-term debt	Interest Expense	5	10
Total		$—	$—

The following table presents the notional amounts of our derivative instruments at May 5, 2018, February 3, 2018, and April 29, 2017 ($ in millions):

	Notional Amount
Contract Type	May 5, 2018	February 3, 2018	April 29, 2017
Derivatives designated as net investment hedges	$135	$462	$206
Derivatives designated as interest rate swap contracts	1,150	1,150	825
No hedge designation (foreign exchange forward contracts)	39	33	36
Total	$1,324	$1,645	$1,067

7.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended May 5, 2018, and April 29, 2017 ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 5, 2018	April 29, 2017
Numerator
Net earnings	$208	$188

Denominator
Weighted-average common shares outstanding	282.6	309.2
Dilutive effect of stock compensation plan awards	5.7	5.8
Weighted-average common shares outstanding, assuming dilution	288.3	315.0

Basic earnings per share	$0.74	$0.61
Diluted earnings per share	$0.72	$0.60

The number of potential shares that were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive were 0.1 million and 0.7 million for the three months ended May 5, 2018, and April 29, 2017, respectively.

Beginning with our annual broad grant of restricted stock and restricted stock units in March 2018, we attach dividend equivalents to our restricted stock and restricted stock units equal to dividends payable on the same number of shares of Best Buy common stock during the applicable period. Dividend equivalents, settled in additional shares of Best Buy common stock, accrue on restricted stock and restricted stock unit awards during the vesting period. No dividend equivalents are paid on any restricted stock or restricted stock units that are forfeited prior to the vesting date.

8.	Comprehensive Income

The following tables provide a reconciliation of the components of accumulated other comprehensive income, net of tax, attributable to Best Buy Co., Inc. for the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

Foreign Currency Translation
Balances at February 3, 2018	$314
Foreign currency translation adjustments	(4)
Balances at May 5, 2018	$310

Balance at January 28, 2017	$279
Foreign currency translation adjustments	(13)
Balance at April 29, 2017	$266

The gains and losses on our net investment hedges, which are included in foreign currency translation adjustments, were not material for the periods presented. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. At this time, we are still evaluating the earnings that are indefinitely reinvested outside the U.S. Refer to Note 10, Income Taxes, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information.

9.	Repurchase of Common Stock

In February 2017, our Board of Directors ("Board") authorized a $5.0 billion share repurchase program that superseded the previous $5.0 billion authorization from 2011. There is no expiration date governing the period over which we can repurchase shares under the February 2017 authorization. On March 1, 2018, we announced our intent to repurchase at least $1.5 billion of shares in fiscal 2019, which reflects an updated two-year plan of $3.5 billion compared to the original $3.0 billion two-year plan announced March 1, 2017.

The following table presents information regarding the shares we repurchased during the three months ended May 5, 2018, and April 29, 2017 ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 5, 2018	April 29, 2017
Total cost of shares repurchased(1)	$399	$384
Average price per share	$71.78	$46.30
Number of shares repurchased(1)	5.6	8.3

(1)
As of May 5, 2018, $12 million, or 0.2 million shares, in trades remained unsettled. As of April 29, 2017, $19 million, or 0.3 million shares, in trades remained unsettled. The liability for unsettled trades is included in Accrued liabilities on the Condensed Consolidated Balance Sheets.

At May 5, 2018, $2.6 billion of the $5.0 billion of share repurchases authorized by our Board in February 2017 was available for future share repurchases. Between the end of the first quarter of fiscal 2019 on May 5, 2018, and June 5, 2018, we repurchased an incremental 1.6 million shares of our common stock at a cost of $120 million.

10.	Segments

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two reportable segments: Domestic (which is comprised of all states, districts and territories of the U.S.) and International (which is comprised of all operations in Canada and Mexico). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Domestic segment and the International segment. The Domestic segment managers and International segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

We aggregate our Canada and Mexico businesses into one International operating segment. Our Domestic and International operating segments also represent our reportable segments. The accounting policies of the segments are the same.

Revenue by reportable segment and product category were as follows for the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

	Three Months Ended
	May 5, 2018	April 29, 2017
Revenue by reportable segment
Domestic	$8,412	$7,912
International	697	616
Total revenue	$9,109	$8,528
Revenue by product category(1)
Domestic
Consumer Electronics	$2,655	$2,582
Computing and Mobile Phones	3,899	3,576
Entertainment	548	572
Appliances	883	777
Services	393	371
Other	34	34
Total domestic revenue	$8,412	$7,912
International
Consumer Electronics	$206	$179
Computing and Mobile Phones	331	297
Entertainment	43	44
Appliances	61	41
Services	39	40
Other	17	15
Total international revenue	$697	$616

(1)	Refer to our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information regarding the key components of each revenue category.

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense were as follows for the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

	Three Months Ended
	May 5, 2018	April 29, 2017
Domestic	$267	$298
International	(2)	2
Total operating income	265	300
Other income (expense)
Investment income and other	11	11
Interest expense	(19)	(19)
Earnings before income tax expense	$257	$292

Assets by reportable segment were as follows as of May 5, 2018, February 3, 2018, and April 29, 2017 ($ in millions):

	May 5, 2018	February 3, 2018	April 29, 2017
Domestic	$10,955	$11,553	$11,691
International	1,127	1,496	1,264
Total assets	$12,082	$13,049	$12,955

11.	Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”), which significantly changed U.S. tax law. Among other things, the Tax Act lowered the U.S. statutory tax rate from 35% to 21% effective January 1, 2018, broadened the base to which U.S. income tax applies, imposed a one-time deemed repatriation tax on net unremitted earnings of foreign subsidiaries not previously subject to U.S. income tax and changed how foreign earnings are subject to U.S. income tax.

In response to the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available, not to extend beyond the measurement period of one year from the enactment of the Tax Act.

As a result of the Tax Act and in accordance with SAB 118, we recorded provisional tax expense in the fourth quarter of fiscal 2018 related to the deemed repatriation tax and the revaluation of deferred tax assets and liabilities to reflect the new tax rate.  We have not made any measurement period adjustments related to these items during the first quarter of fiscal 2019. We continue to gather and analyze additional information needed to complete our accounting for these items and expect to complete our accounting within the one-year measurement period provided by SAB 118. Any adjustment to these amounts during the measurement period will be recorded in income tax expense in the period in which the analysis is complete.

Beginning in fiscal 2019, the Tax Act created a provision known as the global intangible low-tax income (“GILTI”) that imposes a tax on certain earnings of foreign subsidiaries. Due to the complexity of the new GILTI tax rules, we are not yet able to reasonably determine the complete effects of this provision. Therefore, we have not yet elected a policy as to whether we will recognize deferred taxes for basis differences expected to reverse or record GILTI as a current period cost when incurred. We have, however, included an estimate of the current GILTI impact in our effective tax rate for fiscal 2019.

Refer to Note 10, Income Taxes, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information.

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. Following discovery and motion practice Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. On June 23, 2017, the trial court denied plaintiff's request to file a new Motion for Class Certification. On October 30, 2017, plaintiffs filed with the trial court a motion for leave to file a second amended class action complaint which Best Buy opposed in a filing on November 6, 2017. That motion is pending. We continue to believe that the remaining individual plaintiff's allegations are without merit and intend to vigorously defend our company in this matter.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered pending the close of discovery in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case. Additionally, in June 2015, a similar purported class action was filed by a single shareholder, Khuong Tran, derivatively on behalf of Best Buy Co., Inc. against us and certain of our executive officers and directors in the same court. The Khuong Tran lawsuit has also been stayed pending the close of discovery in IBEW.

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

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” refers to Best Buy Co., Inc. and its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We strive to enrich the lives of consumers through technology, whether they come to us online, visit our stores or invite us into their homes. We do this by solving technology problems and addressing key human needs across a range of areas, including entertainment, productivity, communication, food preparation, security and health and wellness. We have operations in the U.S., Canada and Mexico. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S. The International segment is comprised of all operations in Canada and Mexico.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2019 will include 52 weeks and fiscal 2018 included 53 weeks, with the additional week included in the fourth quarter. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico.

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). On March 1, 2018, we announced our intent to close all of our remaining 257 Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate, non-GAAP diluted earnings per share ("EPS") and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP measures. Generally, our non-GAAP measures include adjustments for items such as restructuring charges, goodwill impairments and gains or losses on investments. In addition, certain other items may be excluded from non-GAAP financial measures when we believe it provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

In our discussions of the operating results of our Consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. We also use the term "constant currency", which represents results adjusted to exclude foreign currency impacts. We calculate those impacts as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period currency exchange rates. We believe the disclosure of revenue changes in constant currency provides useful supplementary information to investors in light of significant fluctuations in currency rates.

Refer to the Consolidated Non-GAAP Financial Measures section below for the detailed reconciliation of items that impacted non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS in the presented periods.

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

Business Strategy Update

Our strong performance in the first quarter of fiscal 2019 was broad-based, with positive comparable sales across all channels, geographies and most of our product categories. We believe this top-line strength is the result of continued healthy consumer confidence, product innovation in multiple areas of technology and our value proposition resonating with customers. We believe we are executing well and that customers are responding positively to the experience we provide to them online, in our stores and in their homes.

We continued to make significant progress in the implementation of our Best Buy 2020: Building the New Blue strategy. Our purpose as a company is clear - to enrich lives through technology. We aim to do this by addressing key human needs in areas including entertainment, productivity, communication, food preparation, security, and health and wellness.

To fulfill our purpose and grow the company, we are focused on expanding what we sell, evolving how we sell, and building the related key enablers while continuing to focus on cost reduction. Examples of how we are expanding what we sell include leveraging our assets to help leading technology companies commercialize their new products, rolling out our Total Tech Support program nationally and exploring the health space with a focus on older Americans. Examples of evolving how we sell include streamlining the online buying process for our customers, working with our store associates to develop their proficiency and ability to deeply understand and meet customer needs, ramping up our In-Home Advisor program and using technology to bring together the advantages of our various channels in a way that is seamless and intuitive to customers.

To implement our Best Buy 2020 strategy, we are investing in a range of enablers across technology, people and supply chain.

Underlying all of these areas is how we are evolving as a company and as a brand. As we transitioned to our Best Buy 2020 strategy, it felt appropriate to elevate our brand identity. Our brand identity starts from within, with our people. Importantly, our goal over time is to ensure our new brand identity comes to life in everything we do.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a lag. Our policy is to accelerate the recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the periods presented.

Consolidated Performance Summary

The following table presents selected consolidated financial data for the three months ended May 5, 2018, and April 29, 2017 ($ in millions, except per share amounts):

	Three Months Ended
	May 5, 2018	April 29, 2017
Revenue	$9,109	$8,528
Revenue % growth	6.8%	1.0%
Comparable sales % gain	7.1%	1.6%
Gross profit	$2,125	$2,022
Gross profit as a % of revenue(1)	23.3%	23.7%
SG&A	$1,830	$1,722
SG&A as a % of revenue(1)	20.1%	20.2%
Restructuring charges	$30	$—
Operating income	$265	$300
Operating income as a % of revenue	2.9%	3.5%
Net earnings	$208	$188
Diluted earnings per share	$0.72	$0.60

(1)
Because retailers vary in how they record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

The components of the 6.8% revenue increase for the three months ended May 5, 2018, were as follows:

Three Months Ended
May 5, 2018
Comparable sales impact	6.7%
Foreign currency exchange rate fluctuation impact	0.4%
Non-comparable sales impact(1)	(0.3)%
Total revenue increase	6.8%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The gross profit rate decreased in the first quarter of fiscal 2019, driven primarily by our Domestic segment. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased in the first quarter of fiscal 2019, driven by slight decreases in both our Domestic and International segments. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

Our operating income rate decreased in the first quarter of fiscal 2019, driven primarily by our Domestic segment. For further discussion of each segment's operating income, see Segment Performance Summary below.

Income Tax Expense

Income tax expense decreased to $49 million in the first quarter of fiscal 2019 compared to $104 million in the first quarter of fiscal 2018. The lower tax expense is primarily a result of the impact of the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, an increase in excess tax benefits related to stock-based compensation and a decrease in pre-tax earnings in the current year period. Our effective income tax rate in the first quarter of fiscal 2019 was 19.2% compared to a rate of 35.6% in the first quarter of fiscal 2018. The decrease in the effective income tax rate was primarily due to the impact of the Tax Act, as well as an increase in excess tax benefits related to stock-based compensation in the current year period. Refer to Note 11, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We update our estimate of the annual effective tax rate each quarter and we make a cumulative adjustment if our estimated tax rate changes. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, recognition of excess tax benefits or deficiencies related to stock-based compensation, foreign currency gains (losses), changes in laws or regulations and expenses or losses for which tax benefits are not recognized. Our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible losses on our effective tax rate is greater when our pre-tax income is lower.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment for the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

	Three Months Ended
	May 5, 2018	April 29, 2017
Revenue	$8,412	$7,912
Revenue % growth	6.3%	1.1%
Comparable sales % gain(1)	7.1%	1.4%
Gross profit	$1,962	$1,871
Gross profit as a % of revenue	23.3%	23.6%
SG&A	$1,665	$1,573
SG&A as a % of revenue	19.8%	19.9%
Restructuring charges	$30	$—
Operating income	$267	$298
Operating income as a % of revenue	3.2%	3.8%

Selected Online Revenue Data
Total online revenue	$1,143	$1,018
Online revenue as a % of total segment revenue	13.6%	12.9%
Comparable online sales % gain(1)	12.0%	22.5%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of the 6.3% revenue increase for the three months ended May 5, 2018, were as follows:

Three Months Ended
May 5, 2018
Comparable sales impact	6.7%
Non-comparable sales impact(1)	(0.4)%
Total revenue increase	6.3%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The increase in revenue in the first quarter of fiscal 2019 was primarily driven by comparable sales growth of 7.1%, partially offset by the loss of revenue from Best Buy and Best Buy Mobile stand-alone store closures. Online revenue of $1.1 billion increased 12.0% on a comparable basis, primarily due to higher average order values and higher conversion rates.

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2019 and 2018:

	Fiscal 2019				Fiscal 2018
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	1,008	—	(1)	1,007	1,026	—	(2)	1,024
Best Buy Mobile stand-alone	257	—	(152)	105	309	—	(11)	298
Pacific Sales	28	—	—	28	28	—	—	28
Total Domestic segment stores	1,293	—	(153)	1,140	1,363	—	(13)	1,350

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., of which 152 were closed during the first quarter of fiscal 2019. Refer to Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table presents the Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category for the three months ended May 5, 2018, and April 29, 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
Consumer Electronics	32%	33%	2.9%	0.7%
Computing and Mobile Phones	46%	45%	10.2%	(0.3)%
Entertainment	7%	7%	(0.8)%	11.3%
Appliances	10%	10%	13.0%	4.6%
Services	5%	5%	7.3%	4.2%
Total	100%	100%	7.1%	1.4%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category for the three months ended May 5, 2018:

•	Consumer Electronics: The 2.9% comparable sales gain was driven primarily by smart home and portable audio, partially offset by declines in digital imaging.

•	Computing and Mobile Phones: The 10.2% comparable sales gain was driven primarily by mobile phones, computing and tablets.

•	Entertainment: The 0.8% comparable sales decline was driven primarily by movies and music, partially offset by gains in gaming.

•	Appliances: The 13.0% comparable sales gain was driven by major appliances and small appliances.

•	Services: The 7.3% comparable sales gain was driven primarily by higher installation revenue and growth in our warranty business.

Our gross profit rate decreased in the first quarter of fiscal 2019, primarily driven by rate pressure within mobile phones.

Our SG&A rate decreased in the first quarter of fiscal 2019, primarily due to sales leverage, noting that expenses increased due to increases in growth investments, higher variable costs due to increased revenue and higher incentive compensation, partially offset by cost reductions and lower advertising expenses.

Our restructuring charges in the first quarter of fiscal 2019 related to our Best Buy Mobile plan, which had no activity in the first quarter of fiscal 2018. Refer to Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our operating income rate decreased in the first quarter of fiscal 2019 due to a lower gross profit rate and an increase in restructuring charges.

International

The following table presents selected financial data for the International segment for the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

	Three Months Ended
	May 5, 2018	April 29, 2017
Revenue	$697	$616
Revenue % growth	13.1%	0.3%
Comparable sales % gain	6.4%	4.0%
Gross profit	$163	$151
Gross profit as a % of revenue	23.4%	24.5%
SG&A	$165	$149
SG&A as a % of revenue	23.7%	24.2%
Operating income (loss)	$(2)	$2
Operating income (loss) as a % of revenue	(0.3)%	0.3%

The components of the 13.1% revenue increase for the three months ended May 5, 2018, were as follows:

Three Months Ended
May 5, 2018
Comparable sales impact	6.3%
Foreign currency exchange rate fluctuation impact	5.0%
Non-comparable sales impact(1)	1.8%
Total revenue increase	13.1%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The increase in revenue in the first quarter of fiscal 2019 was primarily driven by comparable sales growth of 6.4% due to growth in both Canada and Mexico, and the positive impact of foreign currency exchange rate fluctuations primarily related to Canada.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2019 and 2018:

	Fiscal 2019				Fiscal 2018
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Best Buy	134	—	—	134	134	—	—	134
Best Buy Mobile	51	—	(2)	49	53	—	—	53
Mexico
Best Buy	25	1	—	26	20	—	—	20
Best Buy Express	6	—	—	6	5	—	—	5
Total International segment stores	216	1	(2)	215	212	—	—	212

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category for the three months ended May 5, 2018, and April 29, 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 5, 2018	April 29, 2017	May 5, 2018	April 29, 2017
Consumer Electronics	30%	29%	9.4%	3.0%
Computing and Mobile Phones	47%	48%	4.4%	(1.5)%
Entertainment	6%	7%	(8.3)%	14.8%
Appliances	9%	7%	37.7%	37.9%
Services	6%	7%	(6.1)%	11.1%
Other	2%	2%	(1.9)%	n/a
Total	100%	100%	6.4%	4.0%

The following is a description of the notable comparable sales changes in our International segment by revenue category for the three months ended May 5, 2018:

•	Consumer Electronics: The 9.4% comparable sales gain was driven primarily by smart home, home theater and portable audio, partially offset by declines in digital imaging and health and fitness.

•	Computing and Mobile Phones: The 4.4% comparable sales gain was driven primarily by mobile phones, computing and wearables, partially offset by declines in tablets.

•	Entertainment: The 8.3% comparable sales decline was driven primarily by gaming and movies, partially offset by gains in drones.

•	Appliances: The 37.7% comparable sales gain was driven by major appliances and small appliances.

•	Services: The 6.1% comparable sales decline was driven primarily by technical support, partially offset by gains in repair and installation.

•	Other: The 1.9% comparable sales decline was driven primarily by other product offerings, including declines in sporting goods, partially offset by gains in baby products.

Our gross profit rate decreased in the first quarter of fiscal 2019 due to lower sales in the higher-margin services category in Canada primarily driven by the launch of Canada's Total Tech Support offer, as well as rate pressure in computing and mobile phones. Costs for services and discounts related to our Total Tech Support offer are typically higher at the onset of the membership, while the recurring membership revenue is recognized on a monthly basis.

Our SG&A rate decreased in the first quarter of fiscal 2019, primarily due to leverage on our increased revenue.

Our operating income rate decreased in the first quarter of fiscal 2019 due to a lower gross profit rate, partially offset by a lower SG&A rate.

Consolidated Non-GAAP Financial Measures

The following table reconciles consolidated operating income, effective tax rate and diluted EPS for the periods presented (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS for the periods presented ($ in millions, except per share amounts):

	Three Months Ended
	May 5, 2018	April 29, 2017
Operating income	$265	$300
Tax reform related item - employee bonus(1)	7	—
Restructuring charges(2)	30	—
Non-GAAP operating income	$302	$300

Effective tax rate	19.2%	35.6%
Tax reform related item - employee bonus(1)	0.1%	—%
Restructuring charges(2)	0.7%	—%
Non-GAAP effective tax rate	20.0%	35.6%

Diluted EPS	$0.72	$0.60
Tax reform related item - employee bonus, net of tax(1)(3)	0.02	—
Restructuring charges, net of tax(2)(3)	0.08	—
Non-GAAP diluted EPS	$0.82	$0.60

(1)
Represents final adjustments for amounts paid and associated taxes related to a one-time bonus for certain employees announced in response to future tax savings created by the Tax Act enacted into law in the fourth quarter of fiscal 2018.

(2)
Refer to Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. For the three months ended May 5, 2018, the entire balance related to the United States.

(3)
The income tax impact included in the non-GAAP adjustments relate primarily to the United States. As such, the income tax charge is calculated using the tax rate for the United States (24.5% for the period ended May 5, 2018, and 38.0% for the period ended April 29, 2017).

Non-GAAP operating income for the first quarter of fiscal 2019 increased $2 million compared to the first quarter of fiscal 2018. This increase was primarily driven by strong revenue performance in both our Domestic and International segments in nearly all product categories, partially offset by increases in SG&A primarily due to growth investments, higher variable costs due to increased revenue and higher incentive compensation.

Our non-GAAP effective tax rate decreased in the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018 primarily due to the impact of the Tax Act, as well as an increase in excess tax benefits related to stock-based compensation in the current year period.

The increase in non-GAAP operating income and the decrease in our non-GAAP effective tax rate drove the increase in non-GAAP diluted EPS in the first quarter of 2019. Non-GAAP diluted EPS also increased due to lower diluted weighted-average common shares outstanding driven by our share repurchases. Refer to the Share Repurchases and Dividends section below for additional details.

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

The following table summarizes our cash and cash equivalents and short-term investments at May 5, 2018, February 3, 2018, and April 29, 2017 ($ in millions):

	May 5, 2018	February 3, 2018	April 29, 2017
Cash and cash equivalents	$1,848	$1,101	$1,651
Short-term investments	785	2,032	1,948
Total cash, cash equivalents and short-term investments	$2,633	$3,133	$3,599

Existing cash, cash equivalents and short-term investments, as well as cash generated from operations, were sufficient to fund share repurchases, capital expenditures and dividends during the first quarter of fiscal 2019 without the need to utilize our credit facilities or other debt arrangements.

Cash Flows

The following table summarizes our cash flows from total operations for the three months ended May 5, 2018, and April 29, 2017 ($ in millions):

	Three Months Ended
	May 5, 2018	April 29, 2017
Total cash provided by (used in):
Operating activities	$204	$243
Investing activities	1,073	(423)
Financing activities	(516)	(413)
Effect of exchange rate changes on cash	(12)	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	$749	$(599)

Operating Activities

The decrease in cash provided by operating activities was primarily due to changes in working capital, primarily due to timing of collections on receivables and higher incentive compensation payments, partially offset by the timing of payments on inventory. During fiscal 2018 we generally purchased greater amounts of inventory with shorter payment terms than in the prior year, causing fewer payments to occur during the first quarter of fiscal 2019.
Investing Activities

The increase in cash provided by investing activities was primarily due to a decrease in the purchases of investments and an increase in the sales of investments.
Financing Activities

The increase in cash used in financing activities was primarily due to a decrease in the volume of option exercises, an increase in share repurchases driven by an increase in our share price, and an increase in our regular quarterly dividend rate from $0.34 per share in the first quarter of fiscal 2018 to $0.45 per share in the first quarter of fiscal 2019.
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

On April 17, 2018, we entered into a new $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in April 2023. The Five-Year Facility Agreement replaced the previous $1.25 billion unsecured revolving credit facility, which was originally scheduled to expire in June 2021, but was terminated on April 17, 2018. Refer to Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information. At May 5, 2018, we had no borrowings outstanding under the Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At May 5, 2018, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlook at June 5, 2018, remain unchanged from those reported in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, and are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents, which are included in Other current assets on our Condensed Consolidated Balance Sheets, were $201 million, $199 million, and $183 million at May 5, 2018, February 3, 2018, and April 29, 2017, respectively. The increase is primarily due to the timing of insurance premium payments.

Debt and Capital

As of May 5, 2018, we have $500 million principal amount of notes due August 1, 2018 (the "2018 Notes") and $650 million principal amount of notes due March 15, 2021 (the "2021 Notes"). Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for further information about our 2018 Notes and 2021 Notes. As we approach the due date for the 2018 Notes in the second quarter of fiscal 2019, we will continue to evaluate whether to fund the repayment through existing cash resources or the issuance of new debt.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

In February 2017, our Board authorized a new $5.0 billion share repurchase program that superseded the previous $5.0 billion authorization from June 2011, which had $2.2 billion remaining as of January 28, 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 authorization. On March 1, 2018, we announced our intent to repurchase at least $1.5 billion of shares in fiscal 2019, which reflects an updated two-year plan of $3.5 billion compared to the original $3.0 billion two-year plan announced on March 1, 2017. Between the end of the first quarter of fiscal 2019 on May 5, 2018, and June 5, 2018, we repurchased an incremental 1.6 million shares of our common stock at a cost of $120 million.

The following table presents our share repurchase activity for the three months ended May 5, 2018, and April 29, 2017 ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 5, 2018	April 29, 2017
Total cost of shares repurchased	$399	$384
Average price per share	$71.78	$46.30
Number of shares repurchased	5.6	8.3

The cost of shares repurchased in the three months ended May 5, 2018, increased compared to the same period in the prior year mainly due to an increase in our share price.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. The following table presents our dividend activity for the three months ended May 5, 2018, and April 29, 2017 ($ in millions, except per share amounts):

	Three Months Ended
	May 5, 2018	April 29, 2017
Regular quarterly cash dividends per share	$0.45	$0.34
Cash dividends declared and paid	$128	$105

The increase in cash dividends declared and paid for the three months ended May 5, 2018, compared to the same period in the prior year was the result of an increase in the regular quarterly dividend rate, partially offset by fewer shares due to the return of capital to shareholders through share repurchases.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.3 at May 5, 2018, compared to 1.3 at February 3, 2018, and 1.5 at April 29, 2017. The decrease from April 29, 2017, is primarily due to the reclassification of our 2018 Notes to current liabilities.

Our debt to net earnings ratio was 1.3 at May 5, 2018, compared to 1.4 at February 3, 2018, and 1.2 at April 29, 2017. Changes were insignificant for the periods presented as debt and earnings remained relatively consistent.

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	May 5, 2018(1)	February 3, 2018(1)	April 29, 2017(1)
Debt (including current portion)	$1,342	$1,355	$1,347
Capitalized operating lease obligations (5 times rental expense)(2)	3,908	3,914	3,879
Non-GAAP debt	$5,250	$5,269	$5,226

Net earnings from continuing operations	$1,019	$999	$1,169
Other income (including interest expense, net)	26	26	34
Income tax expense	763	818	579
Depreciation and amortization expense	698	683	653
Rental expense	782	782	776
Restructuring charges(3)	40	10	10
Non-GAAP EBITDAR	$3,328	$3,318	$3,221

Debt to net earnings ratio	1.3	1.4	1.2
Non-GAAP debt to EBITDAR ratio	1.6	1.6	1.6

(1)
Debt is reflected as of the balance sheet date for each of the respective fiscal periods, while net earnings from continuing operations and the other components of non-GAAP EBITDAR represent activity for the 12-months ended as of each of the respective dates.

(2)
The multiple of five times annual rent expense in the calculation of our capitalized operating lease obligations is the multiple used for the retail sector by one of the nationally recognized credit rating agencies that rate our creditworthiness, and we consider it to be an appropriate multiple for our lease portfolio.

(3)	Refer to Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases and our $1.25 billion in undrawn capacity on our credit facility at May 5, 2018, which, if drawn upon, would be included as short-term debt on our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2018. See our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. In the first quarter of fiscal 2019, we adopted new revenue recognition guidance, as described in Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2018.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions (including fluctuations in housing prices, oil markets and jobless rates), conditions in the industries and categories in which we operate, changes in consumer preferences or confidence, changes in consumer spending and debt levels, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, trade restrictions or changes in the costs of imports, competitive initiatives of competitors (including pricing actions and promotional activities), strategic and business decisions of our vendors (including actions that could impact promotional support, product margin and/or supply), the success of new product launches, the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to prevent or react to a disaster recovery situation, changes in laws or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, the effects of the recently enacted Tax Act, foreign currency fluctuation, our ability to manage our property portfolio, the impact of labor markets, our ability to retain qualified employees and management, failure to achieve anticipated expense and cost reductions, disruptions in our supply chain, the costs of procuring goods we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities), inability to secure or maintain favorable vendor terms, failure to accurately predict the duration over which we will incur costs, development of new businesses, failure to complete or achieve anticipated benefits of announced transactions and our ability to protect information relating to our employees and customers. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and short-term investments generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped our fixed-rate debt to a floating-rate such that the interest rate expense on this debt will vary with short-term interest rates. Refer to Note 5, Debt, and Note 6, Derivative Instruments, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for further information regarding our interest rate swaps.

As of May 5, 2018, we had $2.6 billion of cash and short-term investments and $1.2 billion of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $1.4 billion generating income that is exposed to interest rate changes. As of May 5, 2018, a 50 basis point increase in short-term interest rates would lead to an estimated $7 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $7 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at May 5, 2018, was $174 million. The net fair value recorded on our Condensed Consolidated Balance Sheets at May 5, 2018, related to our foreign exchange forward contracts was $2 million. The amount recorded on our Condensed Consolidated Statements of Earnings related to all contracts settled and outstanding was a gain of $1 million for the three months ended May 5, 2018.

Foreign currency exchange rate fluctuations were primarily driven by the weakness of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a positive overall impact on our revenue as these foreign currencies translated into more U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net favorable impact of $31 million on our revenue and a $0 million impact on our net earnings for the three months ended May 5, 2018.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 5, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 5, 2018, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended May 5, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents information regarding our repurchases of common stock during the first quarter of fiscal 2019:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
February 4, 2018 through March 3, 2018	1,578,600	$71.88	1,578,600	$2,915,000,000
March 4, 2018 through April 7, 2018	2,357,692	$70.38	2,357,692	$2,749,000,000
April 8, 2018 through May 5, 2018	1,627,392	$73.72	1,627,392	$2,629,000,000
Total	5,563,684	$71.78	5,563,684

(1)
Pursuant to a $5.0 billion share repurchase program that was authorized by our Board in February 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program. For additional information, see Note 9, Repurchase of Common Stock, in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 26, 2013)

10.1	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares

10.2	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Restricted Stock Units

10.3
Five-Year Credit Agreement dated as of April 17, 2018, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JP Morgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on April 19, 2018)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2019, filed with the SEC on June 8, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at May 5, 2018, February 3, 2018, and April 29, 2017, (ii) the Condensed Consolidated Statements of Earnings for the three months ended May 5, 2018, and April 29, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended May 5, 2018, and April 29, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended May 5, 2018, and April 29, 2017, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 5, 2018, and April 29, 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: June 8, 2018	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: June 8, 2018	By:	/s/ CORIE BARRY
Corie Barry
Chief Financial Officer

Date: June 8, 2018	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer