Form 10-Q
period 2018-08-04
BEST BUY CO INC
filed 2018-09-10
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
The registrant had 274,557,555 shares of common stock outstanding as of September 5, 2018.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED AUGUST 4, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
$ in millions, except per share and share amounts (unaudited)

	August 4, 2018	February 3, 2018	July 29, 2017
Assets
Current assets
Cash and cash equivalents	$1,865	$1,101	$1,365
Short-term investments	465	2,032	2,125
Receivables, net	915	1,049	965
Merchandise inventories	5,016	5,209	5,167
Other current assets	510	438	456
Total current assets	8,771	9,829	10,078
Property and equipment, net	2,432	2,421	2,327
Goodwill	425	425	425
Other assets	365	374	614
Total assets	$11,993	$13,049	$13,444

Liabilities and equity
Current liabilities
Accounts payable	$5,338	$4,873	$5,072
Unredeemed gift card liabilities	275	385	383
Deferred revenue	438	453	427
Accrued compensation and related expenses	318	561	309
Accrued liabilities	801	864	787
Accrued income taxes	12	137	83
Current portion of long-term debt	47	544	44
Total current liabilities	7,229	7,817	7,105
Long-term liabilities	777	809	682
Long-term debt	801	811	1,310
Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 276,000,000, 283,000,000 and 300,000,000 shares, respectively	27	28	30
Retained earnings	2,863	3,270	3,996
Accumulated other comprehensive income	296	314	321
Total equity	3,186	3,612	4,347
Total liabilities and equity	$11,993	$13,049	$13,444

NOTE: The Consolidated Balance Sheet as of February 3, 2018, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Revenue	$9,379	$8,940	$18,488	$17,468
Cost of goods sold	7,150	6,787	14,134	13,293
Gross profit	2,229	2,153	4,354	4,175
Selling, general and administrative expenses	1,877	1,830	3,707	3,552
Restructuring charges	17	2	47	2
Operating income	335	321	600	621
Other income (expense):
Investment income and other	13	7	24	18
Interest expense	(19)	(18)	(38)	(37)
Earnings before income tax expense	329	310	586	602
Income tax expense	85	101	134	205
Net earnings	$244	$209	$452	$397

Basic earnings per share	$0.88	$0.69	$1.61	$1.29
Diluted earnings per share	$0.86	$0.67	$1.58	$1.27

Dividends declared per common share	$0.45	$0.34	$0.90	$0.68

Weighted-average common shares outstanding
Basic	279.0	304.1	280.8	306.7
Diluted	283.7	310.8	286.0	313.0

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net earnings	$244	$209	$452	$397
Foreign currency translation adjustments	(14)	55	(18)	42
Comprehensive income	$230	$264	$434	$439

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Six Months Ended
	August 4, 2018	July 29, 2017
Operating activities
Net earnings	$452	$397
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation	358	329
Restructuring charges	47	2
Stock-based compensation	63	67
Deferred income taxes	5	9
Other, net	—	(2)
Changes in operating assets and liabilities:
Receivables	120	401
Merchandise inventories	187	(285)
Other assets	(53)	(45)
Accounts payable	485	15
Other liabilities	(430)	(237)
Income taxes	(126)	41
Total cash provided by operating activities	1,108	692

Investing activities
Additions to property and equipment	(375)	(296)
Purchases of investments	—	(2,221)
Sales of investments	1,565	1,806
Other, net	10	3
Total cash provided by (used in) investing activities	1,200	(708)

Financing activities
Repurchase of common stock	(774)	(771)
Repayments of debt	(523)	(19)
Dividends paid	(253)	(208)
Issuance of common stock	29	125
Other, net	(3)	(1)
Total cash used in financing activities	(1,524)	(874)
Effect of exchange rate changes on cash	(16)	18
Increase (decrease) in cash, cash equivalents and restricted cash	768	(872)
Cash, cash equivalents and restricted cash at beginning of period	1,300	2,433
Cash, cash equivalents and restricted cash at end of period	$2,068	$1,561

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at February 3, 2018	283	$28	$—	$3,270	$314	$3,612
Adoption of ASU 2014-09			—	73		73
Net earnings, six months ended August 4, 2018	—	—	—	452	—	452
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(18)	(18)
Stock-based compensation		—	63	—	—	63
Restricted stock vested and stock options exercised	4	—	25	—	—	25
Issuance of common stock under employee stock purchase plan	—	—	4	—	—	4
Common stock dividends, $0.90 per share	—	—	4	(255)	—	(251)
Repurchase of common stock	(11)	(1)	(96)	(677)	—	(774)
Balances at August 4, 2018	276	$27	$—	$2,863	$296	$3,186

Balances at January 28, 2017	311	$31	$—	$4,399	$279	$4,709
Adoption of ASU 2016-09	—	—	10	(12)	—	(2)
Net earnings, six months ended July 29, 2017	—	—	—	397	—	397
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	42	42
Stock-based compensation	—	—	67	—	—	67
Restricted stock vested and stock options exercised	5	—	121	—	—	121
Issuance of common stock under employee stock purchase plan	—	—	3	—	—	3
Common stock dividends, $0.68 per share	—	—	—	(209)	—	(209)
Repurchase of common stock	(16)	(1)	(201)	(579)	—	(781)
Balances at July 29, 2017	300	$30	$—	$3,996	$321	$4,347

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The first six months of fiscal 2019 and fiscal 2018 included 26 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 5, 2018, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than as disclosed in Note 13, Subsequent Event, no such events were identified for the reported periods.

Unadopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases, and will expand disclosure requirements. The new guidance was issued to increase transparency and comparability among companies. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which is it adopted, rather than at the beginning of the earliest comparative period). Based on the effective dates, we expect to adopt the new guidance in the first quarter of fiscal 2020 using the prospective method and have begun implementing required upgrades to our existing lease systems. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our consolidated balance sheet and an increase to our footnote disclosures related to leases, we are still evaluating the impact on our consolidated statement of earnings. We also expect that adoption of the new standard will require changes to our internal controls over financial reporting.

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

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheet on February 4, 2018, for the adoption of this standard was as follows ($ in millions):

	February 3, 2018 As Reported	ASU 2014-09 Adjustment on February 4, 2018	February 4, 2018 Adjusted
Assets
Other assets	$374	$(19)	$355
Liabilities
Unredeemed gift card liabilities	385	(69)	316
Deferred revenue	453	(26)	427
Accrued liabilities	864	(3)	861
Accrued income taxes	137	6	143
Equity
Retained earnings	3,270	73	3,343

The following tables reflect the impact of adopting this standard on our Condensed Consolidated Balance Sheets as of August 4, 2018, and our Condensed Consolidated Statements of Earnings for the three and six months ended August 4, 2018 ($ in millions, except per share amounts):

	August 4, 2018
Impact of Changes to Condensed Consolidated Balance Sheets	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)(1)
Assets
Other current assets	$510	$461	$49
Other assets	365	384	(19)
Liabilities
Unredeemed gift card liabilities	275	344	(69)
Deferred revenue	438	462	(24)
Accrued liabilities	801	754	47
Accrued income taxes	12	6	6
Equity
Retained earnings	2,863	2,793	70

(1)	Effect of change includes the opening retained earnings adjustment as detailed within the table above.

	Three Months Ended August 4, 2018
Impact of Changes to Condensed Consolidated Statements of Earnings	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenue	$9,379	$9,368	$11
Cost of goods sold	7,150	7,138	12
Gross profit	2,229	2,230	(1)
Operating income	335	336	(1)
Income tax expense	85	85	—
Net earnings	244	245	(1)

Basic earnings per share	$0.88	$0.88	$—
Diluted earnings per share	$0.86	$0.86	$—

	Six Months Ended August 4, 2018
Impact of Changes to Condensed Consolidated Statements of Earnings	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenue	$18,488	$18,468	$20
Cost of goods sold	14,134	14,111	23
Gross profit	4,354	4,357	(3)
Operating income	600	603	(3)
Income tax expense	134	135	(1)
Net earnings	452	454	(2)

Basic earnings per share	$1.61	$1.62	$(0.01)
Diluted earnings per share	$1.58	$1.59	$(0.01)

Total Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total shown within the Condensed Consolidated Statements of Cash Flows as of August 4, 2018, February 3, 2018, and July 29, 2017 ($ in millions):

	August 4, 2018	February 3, 2018	July 29, 2017
Cash and cash equivalents	$1,865	$1,101	$1,365
Restricted cash included in Other current assets	203	199	196
Total cash, cash equivalents and restricted cash	$2,068	$1,300	$1,561

Amounts included in restricted cash are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

Goodwill and Intangible Assets

All goodwill and intangible asset balances relate to our Domestic segment. As of August 4, 2018, February 3, 2018, and July 29, 2017, respectively, the carrying amount of goodwill was $425 million, net of $675 million of cumulative impairment. The carrying amount of indefinite-lived tradenames included within Other assets on our Condensed Consolidated Balance Sheets was $18 million as of August 4, 2018, February 3, 2018, and July 29, 2017, respectively.

2.	Revenue Recognition

We generate revenue primarily from the sale of products and services, both as a principal and as an agent. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Control refers to the ability of the customer to direct the use of, and obtain substantially all of, the remaining benefits from the goods or services. Our transaction price consideration is fixed, unless otherwise disclosed below as variable consideration. We generate all of our operating revenue from contracts with customers. Our revenue excludes sales and usage-based taxes collected.

Revenue from product sales and services is reported net of sales refunds, which includes an estimate of future returns and contract cancellations based on historical refund rates, with a corresponding reduction to cost of sales. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of our influence. However, we have significant experience in estimating the amount of refunds, based primarily on historical data. Our refund liability for sales returns was $71 million at August 4, 2018, which is included in Accrued liabilities on our Condensed Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers. We also have a corresponding asset included in Other current assets on our Condensed Consolidated Balance Sheets that represents the inventory we expect to be returned, valued at the lower of cost or net realizable value. As of August 4, 2018, this amount was $49 million.

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

The following table provides information about receivables and contract liabilities from our contracts with customers, which reflects the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of August 4, 2018, and February 4, 2018 ($ in millions):

	August 4, 2018	February 4, 2018
Receivables, net of an allowance for doubtful accounts of $15 and $24, respectively	$584	$674
Short-term contract liabilities included in:
Unredeemed gift cards	275	316
Deferred revenue	438	408
Accrued liabilities	148	151
Long-term contract liabilities included in:
Long-term liabilities	15	22

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. The following table summarizes our allowance for doubtful account activity related to contracts with customers during the six months ended August 4, 2018 ($ in millions):

Allowance for Doubtful Accounts
Balance at February 4, 2018	$24
Charged to expenses or other accounts	19
Other(1)	(28)
Balance at August 4, 2018	$15

(1)	Includes bad debt write-offs, recoveries and the effect of foreign currency fluctuations.

The following table summarizes significant changes in our contract liability balances during the six months ended August 4, 2018 ($ in millions):

Six Months Ended
August 4, 2018
Revenue recognized that was included in the contract liability balance(s) as of February 4, 2018	$605
Revenue recognized from performance obligations satisfied in previous periods	—
Adjustments(1)	1

(1)	Includes changes in the measure of progress, changes in the estimate of the transaction price or contract modifications.

The following table includes estimated revenue from our contract liability balances expected to be recognized in future periods if performance of the contract is expected to have a duration of more than one year ($ in millions):

August 4, 2018(1)
Remainder of fiscal 2019	$12
Fiscal 2020	14
Fiscal 2021	6
Fiscal 2022	2
Fiscal 2023 and thereafter	1

(1)
We have elected to exclude unsatisfied performance obligations from contract liability balances with a duration of one year or less. The estimated transaction price revenue disclosed above also does not include amounts of variable consideration attributable to contracts where the consideration is constrained at August 4, 2018. Further information about our forms of variable consideration is disclosed below.

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

Product revenue

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

For transactions initiated online, customers choose whether to have it delivered to them (using third-party parcel delivery companies) or to collect their merchandise from one of our stores (“in-store pick up”). For items delivered directly to the customer, control passes and revenue is recognized when delivery has been completed to the customer, as title has passed and we have transferred possession to the customer. For in-store pick up, control passes and revenue is recognized once the customer has taken possession of the merchandise. Any fees charged to customers for delivery are a component of the transaction price and are recognized when delivery has been completed. We use delivery information at an individual contract level to determine when to recognize revenue for products and any related delivery fee revenue.

Generally, we are the principal to the contract as we have control of the physical products prior to transfer to the customer. Accordingly, revenue is recognized on a gross basis. For certain sales, primarily activation-based software licenses and third-party stored-value cards, we are the sales agent providing access to the content and recognize fixed commission revenue net of amounts due to third parties who fulfill the performance obligation. For these sales, control passes upon providing access of the content to the customer.

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

For technical support membership contracts, we are responsible for fulfilling the support services to customers. These contracts have terms ranging from one month to three years and typically contain multiple performance obligations. Payment for the membership contracts is due at the start of the contract period. We have determined that our contracts do not include a significant financing component. The primary purpose of our payment terms is to provide customers with a simplified method of purchasing our services, not to provide customers with financing. We recognize revenue over time on a service consumption basis, an input method of measuring progress over the related contract term. This method is based on historical utilization patterns as this depicts when customers use the services and discounts provided and, accordingly, when delivery of the performance obligation occurs. There is judgment in (1) determining the level at which we apply a portfolio approach to these contracts, and (2) measuring the relative standalone selling price for performance obligations within these contracts to the extent that they are only bundled and sold to customers with other performance obligations. When direct observable evidence of the standalone selling price is not available, a cost-plus margin approach is generally used. Additionally, there is judgment in (3) assessing the pattern of delivery across multiple portfolios of customers, including measuring future progress based on historical consumption patterns. When sufficient history of consumption is unavailable, we generally recognize revenue ratably over the life of the contract.

Services - When we are the agent

We sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the fixed net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue at a point in time when the corresponding product revenue is recognized. In addition, we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the profitable performance of the portfolio. We do not share in any losses of the portfolio. We record any such profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs when claims experience for the annual period is known in our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year.

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

Best Buy gift cards

We sell Best Buy gift cards to our customers in our retail stores, online and through select third parties. Our gift cards do not have an expiration date. We recognize revenue from gift cards when the card is redeemed by the customer. We also recognize revenue for the portion of gift card values that is not expected to be redeemed ("breakage"). We estimate breakage based on historical patterns and other factors, such as laws and regulations applicable to each jurisdiction.

We recognize gift card breakage based on the expected pattern of gift card redemptions, based on analysis of historic trends. Typically, over 90% of gift card values are redeemed within one year of issuance. There is judgment in assessing (1) the level at which we group gift cards for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of gift cards which we do not expect to be redeemed.

Sales incentives

We frequently offer sales incentives that entitle our customers to receive a gift card at the time of purchase or an instant savings coupon that can be redeemed towards a future purchase. For sales incentives issued to customers that are only earned in conjunction with the purchase of products or services, the sales incentives represent an option that is a material right and, accordingly, is a performance obligation in the contract. The relative standalone selling price of these sales incentives is deferred as a contract liability, based on the cards or coupons that are projected to be redeemed. We recognize revenue for this performance obligation when it is redeemed by the customer or when it is not expected to be redeemed. There is judgment in determining (1) the level at which we group incentives based on similar redemption patterns, (2) redemption patterns, and (3) the ultimate number of incentives that we do not expect to be redeemed.

We also issue coupons that are not earned in conjunction with a purchase of a product or service, typically as part of targeted marketing activities. This is not a performance obligation, but is recognized as a reduction of the transaction price when redeemed by the customer.

Customer loyalty programs

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy branded stores. Depending on the customer's membership level within our loyalty program, certificate expirations typically range from 2 to 12 months from the date of issuance. Our loyalty programs represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by our loyalty program members is deferred and included in Accrued liabilities on our Condensed Consolidated Balance Sheets based on the percentage of points that are projected to be redeemed. We recognize revenue for this performance obligation over time when a certificate is estimated to be redeemed by the customer. There is judgment in measuring the standalone selling price of this performance obligation related to our estimate of the amount of and subsequent timing of redemptions of certificates (“certificate breakage”). We determine our certificate breakage rate based upon an analysis of historic trends. There is judgment in assessing (1) the level at which we group certificates for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of certificates which we do not expect to be redeemed.

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

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at August 4, 2018, February 3, 2018, and July 29, 2017, by level within the fair value hierarchy as determined by the valuation techniques we used to determine the fair value ($ in millions):

	Fair Value Hierarchy	Fair Value at
		August 4, 2018	February 3, 2018	July 29, 2017
Assets
Cash and cash equivalents:
Money market funds	Level 1	$334	$21	$175
Commercial paper	Level 2	—	90	60
Time deposits	Level 2	—	65	16
Short-term investments:
Commercial paper	Level 2	—	474	299
Time deposits	Level 2	465	1,558	1,826
Other current assets:
Money market funds	Level 1	74	3	2
Commercial paper	Level 2	—	60	60
Time deposits	Level 2	101	101	101
Foreign currency derivative instruments	Level 2	5	2	—
Other assets:
Marketable securities that fund deferred compensation	Level 1	100	99	97
Interest rate swap derivative instruments	Level 2	—	—	16

Liabilities
Accrued liabilities:
Foreign currency derivative instruments	Level 2	—	8	15
Interest rate swap derivative instruments	Level 2	—	1	—
Long-term liabilities:
Interest rate swap derivative instruments	Level 2	7	4	—

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

Marketable securities that fund deferred compensation. The assets that fund our deferred compensation consist of investments in corporate-owned life insurance, the value of which is based on select mutual fund performance. These investments were classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within Selling, general and administrative expenses or Restructuring charges in our Condensed Consolidated Statements of Earnings for non-restructuring and restructuring charges, respectively.

The following table summarizes the fair value remeasurements of property and equipment impairments recorded during the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions):

	Impairments				Remaining Net Carrying Value(1)
	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Property and equipment (non-restructuring)	$2	$1	$4	$6	$2	$—

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at August 4, 2018, and July 29, 2017.

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

4.	Restructuring Charges

Restructuring charges incurred in the three and six months ended August 4, 2018, and July 29, 2017, were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Best Buy Mobile	$17	$—	$47	$—
Canadian brand consolidation	—	(1)	—	(1)
Renew Blue	—	3	—	3
Total	$17	$2	$47	$2

Best Buy Mobile

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., of which all remaining stores were closed during the second quarter of fiscal 2019. This decision was a result of changing economics in the mobile industry since we began opening these stores in 2006, along with the integration of our mobile model into our core stores and on-line channel, which are today more economically compelling. All restructuring charges related to this plan are from continuing operations and are presented in Restructuring charges on our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred for Best Buy Mobile during the three and six months ended August 4,

2018, as well as the cumulative amount incurred through August 4, 2018, were as follows ($ in millions):

	Three Months Ended	Six Months Ended	Cumulative Amount
	August 4, 2018	August 4, 2018	August 4, 2018
Property and equipment impairments	$—	$—	$1
Termination benefits	(3)	(2)	6
Facility closure and other costs	20	49	49
Total restructuring charges	$17	$47	$56

The following table summarizes our restructuring accrual activity during the six months ended August 4, 2018, related to termination benefits and facility closure and other costs associated with Best Buy Mobile ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 3, 2018	$8	$—	$8
Charges	1	49	50
Cash payments	(5)	(46)	(51)
Adjustments(1)	(3)	(1)	(4)
Balances at August 4, 2018	$1	$2	$3

(1)	Adjustments to termination benefits represent changes in retention assumptions. Adjustments to facility closure and other costs represent changes in sublease assumptions.

Other

We have remaining vacant space liabilities at August 4, 2018, of $11 million related to our Canadian brand consolidation restructuring program, $9 million related to our Renew Blue restructuring program and $3 million related to our U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to these liabilities for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

5.    Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 17, 2018, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the "Previous Facility") with a syndicate of banks, which was originally scheduled to expire in June 2021, but was terminated on April 17, 2018. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2023, with no borrowings outstanding as of August 4, 2018. There were no borrowings outstanding under the Previous Facility as of February 3, 2018, or July 29, 2017.

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

The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries' abilities to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and other fundamental changes; or engage in certain transactions with affiliates. The Five-Year Facility

Agreement also contains covenants that require us to maintain a maximum cash flow leverage ratio and a minimum interest coverage ratio. The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. At August 4, 2018, we were in compliance with all such financial covenants.

Long-Term Debt

Long-term debt consisted of the following at August 4, 2018, February 3, 2018, and July 29, 2017 ($ in millions):

	August 4, 2018	February 3, 2018	July 29, 2017
2018 Notes	$—	$500	$500
2021 Notes	650	650	650
Interest rate swap valuation adjustments	(7)	(5)	16
Subtotal	643	1,145	1,166
Debt discounts and issuance costs	(2)	(3)	(4)
Financing lease obligations	188	191	166
Capital lease obligations	19	22	26
Total long-term debt	848	1,355	1,354
Less: current portion	47	544	44
Total long-term debt, less current portion	$801	$811	$1,310

Our $500 million principal amount of notes due August 1, 2018 (the "2018 Notes"), were repaid on August 1, 2018, using existing cash resources and were classified within the Current portion of long-term debt on our Condensed Consolidated Balance Sheets as of February 3, 2018. The fair value of total long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $673 million, $1,199 million and $1,242 million at August 4, 2018, February 3, 2018, and July 29, 2017, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $643 million, $1,145 million and $1,166 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

See Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information regarding the terms of our debt facilities, debt instruments and other obligations.

6.	Derivative Instruments

We manage our economic and transaction exposure to certain risks through the use of foreign currency derivative instruments and interest rate swaps. Our objective in holding derivatives is to reduce the volatility of net earnings, cash flows and net asset value associated with changes in foreign currency exchange rates and interest rates. We do not hold derivative instruments for trading or speculative purposes. We have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with financial institutions with investment-grade credit ratings as our counterparties.

We record all derivative instruments on our Condensed Consolidated Balance Sheets at fair value and evaluate hedge effectiveness prospectively or retrospectively when electing to apply hedge accounting. We formally document all hedging relations at inception for derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. In addition, we have derivatives which are not designated as hedging instruments.

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

Interest Rate Swaps

We have used "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on our 2018 Notes, prior to their maturity, and our 2021 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Condensed Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following tables present the gross fair values of our outstanding derivative instruments and the corresponding classification at August 4, 2018, February 3, 2018, and July 29, 2017 ($ in millions):

		Assets
Contract Type	Balance Sheet Location	August 4, 2018	February 3, 2018	July 29, 2017
Derivatives designated as net investment hedges	Other current assets	$5	$2	$—
Derivatives designated as interest rate swaps	Other current assets and Other assets	—	—	16
Total		$5	$2	$16

		Liabilities
Contract Type	Balance Sheet Location	August 4, 2018	February 3, 2018	July 29, 2017
Derivatives designated as net investment hedges	Accrued liabilities	$—	$7	$13
Derivatives designated as interest rate swaps	Accrued liabilities and Long-term liabilities	7	5	—
No hedge designation (foreign exchange forward contracts)	Accrued liabilities	—	1	2
Total		$7	$13	$15

The following table presents the effects of derivative instruments on other comprehensive income ("OCI") for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions):

	Three Months Ended		Six Months Ended
Derivatives designated as net investment hedges	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Pre-tax gain(loss) recognized in OCI	$3	$(19)	$19	$(11)

The following table presents the effects of derivatives not designated as hedging instruments on our Condensed Consolidated Statements of Earnings for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Six Months Ended
Contract Type	Location of Gain (Loss) Recognized	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
No hedge designation (foreign exchange contracts)	SG&A	$1	$(4)	$1	$(3)

The following table presents the effects of interest rate derivatives and adjustments to the carrying value of long-term debt on our Condensed Consolidated Statements of Earnings for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Six Months Ended
Contract Type	Location of Gain (Loss) Recognized	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Interest rate swap contracts	Interest expense	$3	$14	$(1)	$3
Adjustments to carrying value of long-term debt	Interest expense	(3)	(14)	1	(3)
Total		$—	$—	$—	$—

The following table presents the notional amounts of our derivative instruments at August 4, 2018, February 3, 2018, and July 29, 2017 ($ in millions):

	Notional Amount
Contract Type	August 4, 2018	February 3, 2018	July 29, 2017
Derivatives designated as net investment hedges	$59	$462	$205
Derivatives designated as interest rate swap contracts	650	1,150	1,000
No hedge designation (foreign exchange forward contracts)	41	33	48
Total	$750	$1,645	$1,253

7.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended August 4, 2018, and July 29, 2017 ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Numerator
Net earnings	$244	$209	$452	$397

Denominator
Weighted-average common shares outstanding	279.0	304.1	280.8	306.7
Dilutive effect of stock compensation plan awards	4.7	6.7	5.2	6.3
Weighted-average common shares outstanding, assuming dilution	283.7	310.8	286.0	313.0

Anti-dilutive securities excluded from Weighted-average common shares outstanding, assuming dilution	0.1	0.0	0.1	0.0

Basic earnings per share	$0.88	$0.69	$1.61	$1.29
Diluted earnings per share	$0.86	$0.67	$1.58	$1.27

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

Accumulated other comprehensive is primarily comprised of foreign currency translation adjustments for all periods presented.  Changes in accumulated other comprehensive income, net of tax, were as follows for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Foreign currency translation adjustments	$(14)	$55	$(18)	$42

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

The following table presents information regarding the shares we repurchased during the three and six months ended August 4, 2018, and July 29, 2017 ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Total cost of shares repurchased(1)	$375	$397	$774	$781
Average price per share	$74.80	$55.07	$73.21	$50.38
Number of shares repurchased(1)	5.0	7.2	10.6	15.5

(1)
As of August 4, 2018, $13 million, or 0.2 million shares, in trades remained unsettled. As of July 29, 2017, $18 million, or 0.3 million shares, in trades remained unsettled. The liability for unsettled trades is included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

At August 4, 2018, $2.3 billion of the $5.0 billion of share repurchases authorized by our Board in February 2017 was available for future share repurchases. Between the end of the second quarter of fiscal 2019 on August 4, 2018, and September 5, 2018, we repurchased an incremental 1.7 million shares of our common stock at a cost of $135 million.

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

Revenue by reportable segment and product category were as follows for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Revenue by reportable segment
Domestic	$8,639	$8,272	$17,051	$16,184
International	740	668	1,437	1,284
Total revenue	$9,379	$8,940	$18,488	$17,468
Revenue by product category(1)
Domestic:
Consumer Electronics	$2,770	$2,610	$5,426	$5,192
Computing and Mobile Phones	3,923	3,859	7,822	7,436
Entertainment	512	492	1,059	1,063
Appliances	1,013	914	1,895	1,691
Services	384	367	777	738
Other	37	30	72	64
Total Domestic revenue	$8,639	$8,272	$17,051	$16,184
International:
Consumer Electronics	$217	$210	$423	$389
Computing and Mobile Phones	335	311	666	608
Entertainment	43	36	85	80
Appliances	86	61	147	102
Services	41	36	81	76
Other	18	14	35	29
Total International revenue	$740	$668	$1,437	$1,284

(1)	Refer to our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information regarding the key components of each revenue category.

Operating income by reportable segment and the reconciliation to earnings before income tax expense were as follows for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Domestic	$329	$316	$596	$614
International	6	5	4	7
Total operating income	335	321	600	621
Other income (expense):
Investment income and other	13	7	24	18
Interest expense	(19)	(18)	(38)	(37)
Earnings before income tax expense	$329	$310	$586	$602

Assets by reportable segment were as follows as of August 4, 2018, February 3, 2018, and July 29, 2017 ($ in millions):

	August 4, 2018	February 3, 2018	July 29, 2017
Domestic	$10,912	$11,553	$11,972
International	1,081	1,496	1,472
Total assets	$11,993	$13,049	$13,444

11.	Income Taxes

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

In response to the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that provides guidance on accounting for the impact of the Tax Act. SAB 118 allows companies to record provisional amounts to the extent they are reasonably estimable and adjust them over time as more information becomes available, not to extend beyond the measurement period of one year from the enactment of the Tax Act.

As a result of the Tax Act and in accordance with SAB 118, we recorded provisional tax expense in the fourth quarter of fiscal 2018 related to the deemed repatriation tax and the revaluation of deferred tax assets and liabilities to reflect the new tax rate. We have not made any measurement period adjustments related to these items during the first six months of fiscal 2019. We continue to gather and analyze additional information needed to complete our accounting for these items and expect to complete our accounting within the one-year measurement period provided by SAB 118. Any adjustment to these amounts during the measurement period will be recorded in income tax expense in the period in which the analysis is complete.

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. Following discovery and motion practice Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. On June 23, 2017, the trial court denied plaintiff's request to file a new Motion for Class Certification. On October 30, 2017, plaintiffs filed a motion for leave to file a second amended class action complaint which the Magistrate Judge denied on July 11, 2018. On August 24, 2018, the District Court Judge overruled plaintiff’s objections to that ruling, affirming the Magistrate Judge’s denial of leave to amend. We continue to believe that the remaining individual plaintiff's allegations are without merit and intend to vigorously defend our company in this matter.

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

On August 15, 2018, we signed a definitive agreement to acquire GreatCall, Inc. for $800 million in cash. GreatCall, Inc. is a leading provider of connected health and personal emergency response services to the aging population. The transaction is subject to regulatory approvals and other customary closing conditions and is expected to close by the end of our fiscal 2019 third quarter.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate, non-GAAP diluted earnings per share ("EPS") and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP measures. Generally, our non-GAAP measures include adjustments for items such as restructuring charges, goodwill impairments and gains or losses on investments. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

Business Strategy Update

Our strong performance in the second quarter of fiscal 2019 was broad-based, with positive comparable sales across all channels, geographies and most of our product categories. Our revenue growth was helped by the favorable environment in which we operate and driven by how customers are responding to the experience we are building. We are particularly encouraged with the continued progress of our Net Promoter Scores and our continued market share gains.

Our purpose as a company is clear - it is to enrich lives through technology by addressing key human needs. During the second quarter, there were several highlights of our progress in the execution of our Best Buy 2020: Building the New Blue strategy, beginning with the announcement of our intent to acquire GreatCall, Inc. ("GreatCall").

On August 15, 2018, we announced our intent to acquire GreatCall, a leading connected health services provider for aging consumers. GreatCall offers easy-to-use mobile products and connected devices, tailored for seniors. These products are combined with a range of services, including a simple, one-touch connection to U.S.-based, specially-trained agents who can connect the user to family caregivers, provide concierge services and dispatch emergency personnel. The acquisition of GreatCall is aligned with our strategy to address health and wellness with a focus on aging consumers and how technology can help them live a more independent life. Refer to Note 13, Subsequent Event, in the Notes to Condensed Consolidated Financial Statements for additional information.

A second highlight of the quarter is the rollout of our new Total Tech Support program. We launched the program nationally at the end of May and are pleased with the initial results. Our retail teams continue to be very engaged and excited about the program.

A third highlight of the quarter is the launch of the first Fire TV Edition, smart TVs as part of our product development partnership with Amazon. This partnership is a great example of how we are leveraging our expertise and merchandising, marketing and sales assets to help leading technology companies commercialize their new products.

A fourth highlight of the quarter has been the roll out of our new brand rallying cry - Let’s Talk About What’s Possible. The rollout included training sessions or brand rallies across the company, including our stores. Each store dedicated significant time on a Saturday in June to immerse all store associates in the new Rallying Cry. The Rallying Cry and the related guiding behaviors - be human, make it real and think about tomorrow - are resonating strongly with our associates and are a source of inspiration for all of us.

In line with this, a fifth highlight of the quarter is the continuing progress of the proficiency of our associates and of the quality of our execution across channels that is driving enhanced Net Promoter Scores and revenue growth.

To implement our Best Buy 2020 strategy, we are investing in a range of enablers across technology, people and supply chain. Specifically, we are continuing to invest in areas such as specialty labor, enterprise customer relationship management, knowledge management capabilities and our new services platform. To help offset our investments and pressures in the business, we continue our long-standing diligence on increasing productivity and decreasing costs.

In conclusion, we are excited about the opportunities in front of us from enriching lives through technology and providing services and solutions that solve real customer needs and build deeper customer relationships, and the related value creation opportunities that this entails.

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

Consolidated Performance Summary

The following table presents selected consolidated financial data for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Revenue	$9,379	$8,940	$18,488	$17,468
Revenue % growth	4.9%	4.8%	5.8%	2.9%
Comparable sales % gain	6.2%	5.4%	6.6%	3.5%
Gross profit	$2,229	$2,153	$4,354	$4,175
Gross profit as a % of revenue(1)	23.8%	24.1%	23.6%	23.9%
SG&A	$1,877	$1,830	$3,707	$3,552
SG&A as a % of revenue(1)	20.0%	20.5%	20.1%	20.3%
Restructuring charges	$17	$2	$47	$2
Operating income	$335	$321	$600	$621
Operating income as a % of revenue	3.6%	3.6%	3.2%	3.6%
Net earnings	$244	$209	$452	$397
Diluted earnings per share	$0.86	$0.67	$1.58	$1.27

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

The components of the 4.9% and 5.8% revenue increases for the three and six months ended August 4, 2018, were as follows:

	Three Months Ended	Six Months Ended
	August 4, 2018	August 4, 2018
Comparable sales impact	5.8%	6.2%
Foreign currency exchange rate fluctuation impact	—%	0.2%
Non-comparable sales impact(1)	(0.9)%	(0.6)%
Total revenue increase	4.9%	5.8%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The gross profit rate decreased in the second quarter and first six months of fiscal 2019, driven by decreases in both the Domestic and International segments. For further discussion of each segment’s gross profit rate changes, see Segment Performance Summary below.

The SG&A rate decreased in the second quarter of fiscal 2019, driven primarily by a decrease in our Domestic segment. The SG&A rate decreased in the first six months of fiscal 2019, driven by decreases in both the Domestic and International segments. For further discussion of each segment’s SG&A rate changes, see Segment Performance Summary below.

Our operating income rate remained flat in the second quarter of fiscal 2019, while the operating income rate decreased in the first six months of fiscal 2019, driven primarily by our Domestic segment. For further discussion of each segment's operating income rate changes, see Segment Performance Summary below.

Income Tax Expense

Income tax expense decreased to $85 million in the second quarter of fiscal 2019 compared to $101 million in the second quarter of fiscal 2018. The lower tax expense is primarily a result of the impact of the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, partially offset by the resolution of certain tax matters in the prior-year period. Our effective income tax rate in the second quarter of fiscal 2019 was 25.7% compared to a rate of 32.6% in the second quarter of fiscal 2018. The decrease in the effective income tax rate was primarily due to the impact of the Tax Act, partially offset by the resolution of certain tax matters in the prior-year period. Refer to Note 11, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Income tax expense decreased to $134 million in the first six months of fiscal 2019 compared to $205 million in the prior-year period, primarily due to the impact of the Tax Act, as well as an increase in excess tax benefits related to stock-based compensation in the current year period, partially offset by the resolution of certain tax matters in the prior-year period. Our effective income tax rate for the first six months of fiscal 2019 was 22.8%, compared to a rate of 34.1% in the first six months of fiscal 2018. The decrease in the effective income tax rate was primarily due to the impact of the Tax Act, as well as an increase in excess tax benefits related to stock-based compensation in the current year period, partially offset by the resolution of certain tax matters in the prior-year period.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We update our estimate of the annual effective tax rate each quarter and we make a cumulative adjustment if our estimated tax rate changes. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, recognition of excess tax benefits or deficiencies related to stock-based compensation, foreign currency gains or losses, changes in laws or regulations and expenses or losses for which tax benefits are not recognized. Our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible losses on our effective tax rate is greater when our pre-tax income is lower.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Revenue	$8,639	$8,272	$17,051	$16,184
Revenue % growth	4.4%	4.9%	5.4%	3.0%
Comparable sales % gain(1)	6.0%	5.4%	6.6%	3.4%
Gross profit	$2,058	$1,985	$4,020	$3,856
Gross profit as a % of revenue	23.8%	24.0%	23.6%	23.8%
SG&A	$1,712	$1,669	$3,377	$3,242
SG&A as a % of revenue	19.8%	20.2%	19.8%	20.0%
Restructuring charges	$17	$—	$47	$—
Operating income	$329	$316	$596	$614
Operating income as a % of revenue	3.8%	3.8%	3.5%	3.8%

Selected Online Revenue Data
Total online revenue	$1,208	$1,096	$2,350	$2,114
Online revenue as a % of total segment revenue	14.0%	13.2%	13.8%	13.1%
Comparable online sales % gain(1)	10.1%	31.2%	11.0%	26.8%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of the 4.4% and 5.4% revenue increases for the three and six months ended August 4, 2018, were as follows:

	Three Months Ended	Six Months Ended
	August 4, 2018	August 4, 2018
Comparable sales impact	5.7%	6.2%
Non-comparable sales impact(1)	(1.3)%	(0.8)%
Total revenue increase	4.4%	5.4%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The increase in revenue in the second quarter of fiscal 2019 was primarily driven by the comparable sales impact of 5.7%, partially offset by the loss of revenue from Best Buy and Best Buy Mobile stand-alone store closures. Online revenue of $1.2 billion increased 10.1% on a comparable basis, primarily due to higher conversion rates and increased traffic.

The increase in revenue in the first six months of fiscal 2019 was primarily driven by the comparable sales impact of 6.2%, partially offset by the loss of revenue from Best Buy and Best Buy Mobile stand-alone store closures. Online revenue of $2.4 billion increased 11.0% on a comparable basis, primarily due to higher conversion rates and higher average order values.

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2019 and 2018:

	Fiscal 2019				Fiscal 2018
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	1,007	—	—	1,007	1,024	—	—	1,024
Best Buy Mobile stand-alone	105	—	(105)	—	298	—	(6)	292
Pacific Sales	28	—	—	28	28	—	—	28
Total Domestic segment stores	1,140	—	(105)	1,035	1,350	—	(6)	1,344

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., of which all remaining stores were closed during the second quarter of fiscal 2019. Refer to Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table presents the Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category for the three months ended August 4, 2018, and July 29, 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Consumer Electronics	32%	32%	6.8%	2.5%
Computing and Mobile Phones	45%	47%	4.2%	6.7%
Entertainment	7%	6%	8.5%	15.4%
Appliances	12%	11%	10.3%	5.8%
Services	4%	4%	6.6%	1.5%
Total	100%	100%	6.0%	5.4%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category for the three months ended August 4, 2018:

•	Consumer Electronics: The 6.8% comparable sales gain was driven primarily by home theater, smart home and portable audio, partially offset by declines in digital imaging.

•	Computing and Mobile Phones: The 4.2% comparable sales gain was driven primarily by computing and mobile phones, partially offset by declines in tablets.

•	Entertainment: The 8.5% comparable sales gain was driven primarily by gaming, partially offset by declines in movies, virtual reality, drones and music.

•	Appliances: The 10.3% comparable sales gain was driven by both large and small appliances.

•	Services: The 6.6% comparable sales gain was driven primarily by growth in our warranty business.

Our gross profit rate decreased in the second quarter of fiscal 2019, primarily driven by higher supply chain costs, including investments and higher transportation costs, and the national rollout of the Total Tech Support offer, where costs for services and discounts are typically higher at the onset of the membership, while the recurring membership revenue is recognized ratably over the life of the contract until sufficient history of consumption is available, at which time revenue will be recognized on a consumption basis. These increases were partially offset by improved product margin rates, which include the benefit of gross profit optimization initiatives. During the first six months of fiscal 2019, our gross profit rate decreased, primarily driven by higher supply chain costs, including investments and higher transportation costs, and decreased gross profit rates within mobile phones.

Our SG&A rate decreased in the second quarter of fiscal 2019, primarily due to sales leverage, noting that expenses increased due to increases in growth investments and higher variable costs associated with increased revenue. These increases were partially offset by cost reductions and lower incentive compensation. During the first six months of fiscal 2019, our SG&A rate decreased primarily due to sales leverage, noting that expenses increased due to increases in growth investments and higher variable costs associated with increased revenue, partially offset by cost reductions.

Our restructuring charges in the second quarter and first six months of fiscal 2019 related to our Best Buy Mobile stand-alone store closures, which had no activity in the second quarter and first six months of fiscal 2018. Refer to Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our operating income rate remained flat in the second quarter of fiscal 2019 and decreased in the first six months of fiscal 2019 due to lower gross profit rates and increases in restructuring charges, partially offset by a lower SG&A rate as described above.

International

The following table presents selected financial data for the International segment for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Revenue	$740	$668	$1,437	$1,284
Revenue % growth	10.8%	3.7%	11.9%	2.1%
Comparable sales % gain	7.6%	4.7%	7.0%	4.4%
Gross profit	$171	$168	$334	$319
Gross profit as a % of revenue	23.1%	25.1%	23.2%	24.8%
SG&A	$165	$161	$330	$310
SG&A as a % of revenue	22.3%	24.1%	23.0%	24.1%
Restructuring charges	$—	$2	$—	$2
Operating income	$6	$5	$4	$7
Operating income as a % of revenue	0.8%	0.7%	0.3%	0.5%

The components of the 10.8% and 11.9% revenue increases for the three and six months ended August 4, 2018, were as follows:

	Three Months Ended	Six Months Ended
	August 4, 2018	August 4, 2018
Comparable sales impact	7.6%	6.9%
Non-comparable sales impact(1)	2.6%	2.3%
Foreign currency exchange rate fluctuation impact	0.6%	2.7%
Total revenue increase	10.8%	11.9%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The increase in revenue in the second quarter and first six months of fiscal 2019 was primarily driven by the comparable sales impact of 7.6% and 6.9%, respectively, due to growth in both Canada and Mexico, increased revenue from Best Buy Mexico store openings, and the positive impact of foreign currency exchange rate fluctuations primarily related to Canada.

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2019 and 2018:

	Fiscal 2019				Fiscal 2018
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada:
Best Buy	134	—	—	134	134	—	—	134
Best Buy Mobile	49	—	—	49	53	—	—	53
Mexico:
Best Buy	26	2	—	28	20	2	—	22
Best Buy Express	6	—	—	6	5	—	—	5
Total International segment stores	215	2	—	217	212	2	—	214

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category for the three months ended August 4, 2018, and July 29, 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Consumer Electronics	29%	31%	0.3%	7.3%
Computing and Mobile Phones	45%	47%	4.5%	0.3%
Entertainment	6%	5%	14.3%	0.5%
Appliances	12%	9%	35.7%	30.8%
Services	6%	6%	11.3%	(1.3)%
Other	2%	2%	51.4%	n/a
Total	100%	100%	7.6%	4.7%

The following is a description of the notable comparable sales changes in our International segment by revenue category for the three months ended August 4, 2018:

•	Consumer Electronics: The 0.3% comparable sales gain was driven primarily by smart home, home theater and portable audio, partially offset by declines in digital imaging and health and fitness.

•	Computing and Mobile Phones: The 4.5% comparable sales gain was driven primarily by mobile phones, wearables and computing, partially offset by declines in tablets.

•	Entertainment: The 14.3% comparable sales gain was driven primarily by gaming, partially offset by declines in movies and drones.

•	Appliances: The 35.7% comparable sales gain was driven by both large and small appliances.

•	Services: The 11.3% comparable sales gain was driven primarily by repair and installation.

•	Other: The 51.4% comparable sales gain was driven primarily by other product offerings, including baby products and luggage.

Our gross profit rate decreased in the second quarter of fiscal 2019, primarily due to lower gross profit rates in home theater and mobile phones in Canada. During the first six months of fiscal 2019, our gross profit rate decreased due to lower sales in the higher-margin services category in Canada, primarily driven by the launch of Canada's Total Tech Support offer, as well as rate pressure in home theater, computing and mobile phones.

Our SG&A rate decreased in the second quarter and first six months of fiscal 2019, primarily due to sales leverage, noting that expenses increased due to higher variable costs associated with increased revenue and the negative impact of foreign exchange rates.

Our restructuring charges in the second quarter and first six months of fiscal 2018 related to our Renew Blue and Canadian brand consolidation plans, which had no activity in the second quarter and first six months of fiscal 2019. Refer to Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our operating income rate remained relatively unchanged in the second quarter of fiscal 2019 and decreased in the first six months of fiscal 2019 due to a lower gross profit rate, partially offset by a lower SG&A rate as described above.

Consolidated Non-GAAP Financial Measures

The following table reconciles consolidated operating income, effective tax rate and diluted EPS for the periods presented (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS for the periods presented ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Operating income	$335	$321	$600	$621
Restructuring charges(1)	17	2	47	2
Tax reform related item - employee bonus(2)	—	—	7	—
Non-GAAP operating income	$352	$323	$654	$623

Effective tax rate	25.7%	32.6%	22.8%	34.1%
Restructuring charges(1)	(0.3)%	—%	0.1%	—%
Non-GAAP effective tax rate	25.4%	32.6%	22.9%	34.1%

Diluted EPS	$0.86	$0.67	$1.58	$1.27
Restructuring charges(1)	0.06	0.01	0.17	0.01
Tax reform related item - employee bonus(2)	—	—	0.02	—
Loss on investments	—	0.02	—	0.01
Tax impact of non-GAAP adjustments(3)	(0.01)	(0.01)	(0.05)	(0.01)
Non-GAAP diluted EPS	$0.91	$0.69	$1.72	$1.28

(1)
Refer to Note 4, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the nature of these charges. For the three and six months ended August 4, 2018, the entire balance related to the United States. For the three and six months ended July 29, 2017, the entire balance related to Canada.

(2)
Represents final adjustments for amounts paid and associated taxes related to a one-time bonus for certain employees announced in response to future tax savings created by the Tax Act enacted into law in the fourth quarter of fiscal 2018.

(3)
The non-GAAP adjustments relate primarily to the United States and Canada. As such, the income tax impact of non-GAAP adjustments is calculated using the tax rate for the United States (24.5% for the periods ended August 4, 2018, and 38.0% for the periods ended July 29, 2017) and Canada (26.9% for the periods ended August 4, 2018, and 26.6% for the periods ended July 29, 2017), applied to the non-GAAP adjustments of each country.

Non-GAAP operating income for the second quarter and first six months of fiscal 2019 increased $29 million and $31 million, respectively, compared to the corresponding prior year periods. The increases were primarily driven by strong revenue performance in both our Domestic and International segments in nearly all product categories, partially offset by increases in SG&A primarily due to higher variable costs associated with growth investments and increased revenue.

Our non-GAAP effective tax rate decreased in the second quarter of fiscal 2019 primarily due to the impact of the Tax Act, partially offset by the resolution of certain tax matters in the prior-year period. During the first six months of fiscal 2019, our non-GAAP effective tax rate decreased primarily due to the impact of the Tax Act, as well as an increase in excess tax benefits related to stock-based compensation in the current year period, partially offset by the resolution of certain tax matters in the prior-year period.

The increases in non-GAAP operating income and the decreases in our non-GAAP effective tax rates drove the increases in non-GAAP diluted EPS in the second quarter and first six months of 2019. Non-GAAP diluted EPS also increased due to lower diluted weighted-average common shares outstanding driven by our share repurchases. Refer to the Share Repurchases and Dividends section below for additional information.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment needed to support our business strategies, the performance of our business, capital expenditures, credit facilities, short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are components of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Best Buy 2020: Building the New Blue strategy.

The following table summarizes our cash and cash equivalents and short-term investments at August 4, 2018, February 3, 2018, and July 29, 2017 ($ in millions):

	August 4, 2018	February 3, 2018	July 29, 2017
Cash and cash equivalents	$1,865	$1,101	$1,365
Short-term investments	465	2,032	2,125
Total cash, cash equivalents and short-term investments	$2,330	$3,133	$3,490

Existing cash, cash equivalents and short-term investments, as well as cash generated from operations, were sufficient to fund share repurchases, the repayment of our $500 million principal amount of notes due August 1, 2018 (the "2018 Notes"), capital expenditures and dividends during the first half of fiscal 2019 without the need to utilize our credit facilities or other debt arrangements.

Cash Flows

The following table summarizes our cash flows from total operations for the six months ended August 4, 2018, and July 29, 2017 ($ in millions):

	Six Months Ended
	August 4, 2018	July 29, 2017
Total cash provided by (used in):
Operating activities	$1,108	$692
Investing activities	1,200	(708)
Financing activities	(1,524)	(874)
Effect of exchange rate changes on cash	(16)	18
Increase (decrease) in cash, cash equivalents and restricted cash	$768	$(872)

Operating Activities

The increase in cash provided by operating activities was primarily due to changes in working capital from the timing of receipts and payments of inventory, partially offset by the timing of collections of receivables, higher incentive compensation payments and the timing of income tax payments.
Investing Activities

The increase in cash provided by investing activities was primarily due to a decrease in purchases of investments, partially offset by a decrease in sales of investments.
Financing Activities

The increase in cash used in financing activities was primarily due to the repayment of our 2018 Notes, a decrease in the volume of option exercises and an increase in our regular quarterly dividend rate from $0.34 per share in fiscal 2018 to $0.45 per share in fiscal 2019.
Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, short-term investments, our credit facilities and other debt arrangements are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures, share repurchases, dividends and strategic initiatives, including business combinations, such as the definitive agreement we signed on August 15, 2018, to acquire GreatCall, Inc. for $800 million in cash. Refer to Note 13, Subsequent Event, in the Notes to Condensed Consolidated Financial Statements for additional information. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

On April 17, 2018, we entered into a new $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in April 2023. The Five-Year Facility Agreement replaced the previous $1.25 billion unsecured revolving credit facility, which was originally scheduled to expire in June 2021, but was terminated on April 17, 2018. Refer to Note 5, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information. At August 4, 2018, we had no borrowings outstanding under the Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At August 4, 2018, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlook at September 5, 2018, are summarized below. On August 21, 2018, Fitch upgraded its rating from BBB- to BBB and changed its outlook from positive to stable. Standard & Poor's and Moody's ratings remain unchanged from those reported in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB	Stable
Moody's	Baa1	Stable
Fitch	BBB	Stable

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents, which are included in Other current assets on our Condensed Consolidated Balance Sheets remained relatively unchanged at $203 million, $199 million, and $196 million at August 4, 2018, February 3, 2018, and July 29, 2017, respectively.

Debt and Capital

On August 1, 2018, we repaid our 2018 Notes using existing cash resources. As of August 4, 2018, we have $650 million principal amount of notes due March 15, 2021 (the "2021 Notes"). Refer to Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for further information about our 2018 Notes and 2021 Notes.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

In February 2017, our Board authorized a new $5.0 billion share repurchase program that superseded the previous $5.0 billion authorization from June 2011, which had $2.2 billion remaining as of January 28, 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 authorization. On March 1, 2018, we announced our intent to repurchase $1.5 billion of shares in fiscal 2019, which reflects an updated two-year plan of $3.5 billion compared to the original $3.0 billion two-year plan announced on March 1, 2017. Between the end of the second quarter of fiscal 2019 on August 4, 2018, and September 5, 2018, we repurchased an incremental 1.7 million shares of our common stock at a cost of $135 million.

The following table presents our share repurchase activity for the three and six months ended August 4, 2018, and July 29, 2017 ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Total cost of shares repurchased(1)	$375	$397	$774	$781
Average price per share	$74.80	$55.07	$73.21	$50.38
Number of shares repurchased(1)	5.0	7.2	10.6	15.5

(1)
As of August 4, 2018, $13 million, or 0.2 million shares, in trades remained unsettled. As of July 29, 2017, $18 million, or 0.3 million shares, in trades remained unsettled. The liability for unsettled trades is included in Accrued liabilities on our Condensed Consolidated Balance Sheets.

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. The following table presents our dividend activity for the three and six months ended August 4, 2018, and July 29, 2017 ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Regular quarterly cash dividends per share	$0.45	$0.34	$0.90	$0.68
Cash dividends declared and paid	$125	$103	$253	$208

The increase in cash dividends declared and paid for the three and six months ended August 4, 2018, compared to the same periods in the prior year was the result of an increase in the regular quarterly dividend rate, partially offset by fewer shares due to the return of capital to shareholders through share repurchases.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.2 at August 4, 2018, compared to 1.3 at February 3, 2018, and 1.4 at July 29, 2017. The decrease from February 3, 2018, and July 29, 2017, was primarily due to the repayment of our 2018 Notes.

Our debt to net earnings ratio was 0.8 at August 4, 2018, compared to 1.4 at February 3, 2018, and 1.1 at July 29, 2017. The decrease from February 3, 2018, was primarily due to the repayment of our 2018 Notes, while the decrease from July 29, 2017, was primarily due to the use of existing cash to fund returns to shareholders through share repurchases and dividends.

Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, was 1.4 at August 4, 2018, compared to 1.6 at February 3, 2018, and 1.6 at July 29, 2017. The decrease from February 3, 2018, and July 29, 2017, was primarily due to the repayment of our 2018 Notes.

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	August 4, 2018(1)	February 3, 2018(1)	July 29, 2017(1)
Debt (including current portion)	$848	$1,355	$1,354
Capitalized operating lease obligations (5 times rental expense)(2)	3,907	3,914	3,880
Non-GAAP debt	$4,755	$5,269	$5,234

Net earnings from continuing operations	$1,055	$999	$1,196
Other income (expense) (including interest expense, net)	(21)	26	35
Income tax expense	747	818	583
Depreciation and amortization expense	712	683	656
Rental expense	781	782	776
Restructuring charges(3)	55	10	12
Non-GAAP EBITDAR	$3,329	$3,318	$3,258

Debt to net earnings ratio	0.8	1.4	1.1
Non-GAAP debt to EBITDAR ratio	1.4	1.6	1.6

(1)
Debt is reflected as of the balance sheet date for each of the respective fiscal periods, while net earnings from continuing operations and the other components of non-GAAP EBITDAR represent activity for the 12 months ended as of each of the respective dates.

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

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases and our $1.25 billion in undrawn capacity on our credit facility at August 4, 2018, which, if drawn upon, would be included as short-term debt on our Condensed Consolidated Balance Sheets.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions (including fluctuations in housing prices, oil markets and jobless rates), conditions in the industries and categories in which we operate, changes in consumer preferences or confidence, changes in consumer spending and debt levels, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, trade restrictions or changes in the costs of imports, competitive initiatives of competitors (including pricing actions and promotional activities), strategic and business decisions of our vendors (including actions that could impact promotional support, product margin and/or supply), the success of new product launches, the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to prevent or react to a disaster recovery situation, changes in laws or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, the effects of the recently enacted Tax Act, foreign currency fluctuation, our ability to manage our property portfolio, the impact of labor markets, our ability to retain qualified employees and management, failure to achieve anticipated expense and cost reductions, disruptions in our supply chain, the costs of procuring goods we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities), inability to secure or maintain favorable vendor terms, failure to accurately predict the duration over which we will incur costs, development of new businesses, failure to complete or achieve anticipated benefits of announced transactions (including with respect to the GreatCall transaction, the risks that conditions to the completion of the transaction may not be satisfied, closing of the transaction may not occur or may be delayed, revenues following the transaction may be lower than expected, operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, and suppliers) may be greater than expected and that we may assume unexpected risks and liabilities from the transaction), the success of our strategic initiatives and our ability to protect information relating to our employees and customers. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

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

As of August 4, 2018, we had $2.3 billion of cash and short-term investments and $0.7 billion of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $1.6 billion generating income that is exposed to interest rate changes. As of August 4, 2018, a 50 basis point increase in short-term interest rates would lead to an estimated $8 million reduction in net interest expense, and conversely a 50 basis point decrease in short-term interest rates would lead to an estimated $8 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at August 4, 2018, was $100 million. The net fair value recorded on our Condensed Consolidated Balance Sheets at August 4, 2018, related to our foreign exchange forward contracts was $5 million. The amount recorded on our Condensed Consolidated Statements of Earnings related to all contracts settled and outstanding was a gain of $1 million for the three months ended August 4, 2018, and a gain of $1 million for the six months ended August 4, 2018.

Foreign currency exchange rate fluctuations were primarily driven by the weakness of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a positive overall impact on our revenue as these foreign currencies translated into more U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net favorable impact of $4 million on our revenue and a $0 million impact on our net earnings for the three months ended August 4, 2018, and a net favorable impact of $35 million on our revenue and $0 million on our net earnings for the six months ended August 4, 2018.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 4, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 4, 2018, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended August 4, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 12, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents information regarding our repurchases of common stock during the second quarter of fiscal 2019:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
May 6, 2018 through June 2, 2018	1,445,478	$74.86	1,445,478	$2,521,000,000
June 3, 2018 through July 7, 2018	1,962,344	$74.07	1,962,344	$2,376,000,000
July 8, 2018 through August 4, 2018	1,601,994	$75.64	1,601,994	$2,254,000,000
Total	5,009,816	$74.80	5,009,816

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

Item 6.	Exhibits

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)

10.1	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Directors

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2019, filed with the SEC on September 10, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at August 4, 2018, February 3, 2018, and July 29, 2017, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended August 4, 2018, and July 29, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 4, 2018, and July 29, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended August 4, 2018, and July 29, 2017, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended August 4, 2018, and July 29, 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

____________________________

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

BEST BUY CO., INC.
(Registrant)

Date: September 10, 2018	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: September 10, 2018	By:	/s/ CORIE BARRY
Corie Barry
Chief Financial Officer

Date: September 10, 2018	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer