Form 10-Q
period 2018-11-03
BEST BUY CO INC
filed 2018-12-07
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒
The registrant had 269,101,569 shares of common stock outstanding as of December 5, 2018.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 3, 2018

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
$ in millions, except per share and share amounts (unaudited)

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current assets
Cash and cash equivalents	$1,228	$1,101	$1,103
Short-term investments	76	2,032	2,237
Receivables, net	921	1,049	971
Merchandise inventories	8,168	5,209	6,663
Other current assets	508	438	431
Total current assets	10,901	9,829	11,405
Property and equipment, net	2,525	2,421	2,352
Goodwill	921	425	425
Other assets	653	374	603
TOTAL ASSETS	$15,000	$13,049	$14,785

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$7,964	$4,873	$6,587
Unredeemed gift card liabilities	281	385	375
Deferred revenue	449	453	426
Accrued compensation and related expenses	349	561	331
Accrued liabilities	844	1,001	888
Current portion of long-term debt	46	544	545
Total current liabilities	9,933	7,817	9,152
Long-term liabilities	775	809	697
Long-term debt	1,280	811	784
Contingencies and Commitments (Note 14)
Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 272,000,000, 283,000,000 and 296,000,000 shares, respectively	27	28	30
Retained earnings	2,685	3,270	3,818
Accumulated other comprehensive income	300	314	304
Total equity	3,012	3,612	4,152
TOTAL LIABILITIES AND EQUITY	$15,000	$13,049	$14,785

NOTE: The Consolidated Balance Sheet as of February 3, 2018, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Revenue	$9,590	$9,320	$28,078	$26,788
Cost of goods sold	7,266	7,040	21,400	20,333
Gross profit	2,324	2,280	6,678	6,455
Selling, general and administrative expenses	2,002	1,932	5,709	5,484
Restructuring charges	—	(2)	47	—
Operating income	322	350	922	971
Other income (expense):
Gain on sale of investments	12	—	12	—
Investment income and other	11	12	35	30
Interest expense	(15)	(20)	(53)	(57)
Earnings from continuing operations before income tax expense	330	342	916	944
Income tax expense	53	104	187	309
Net earnings from continuing operations	277	238	729	635
Gain from discontinued operations (Note 1), net of tax	—	1	—	1
Net earnings	$277	$239	$729	$636

Basic earnings per share	$1.01	$0.80	$2.62	$2.09
Diluted earnings per share	$0.99	$0.78	$2.57	$2.05

Weighted-average common shares outstanding
Basic	274.3	299.1	278.6	304.1
Diluted	279.3	305.4	283.8	310.6

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net earnings	$277	$239	$729	$636
Foreign currency translation adjustments	4	(17)	(14)	25
Comprehensive income	$281	$222	$715	$661

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Nine Months Ended
	November 3, 2018	October 28, 2017
Operating activities
Net earnings	$729	$636
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	550	500
Restructuring charges	47	—
Stock-based compensation	92	97
Deferred income taxes	15	4
Other, net	(10)	(5)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	121	413
Merchandise inventories	(2,950)	(1,811)
Other assets	(45)	(36)
Accounts payable	3,085	1,530
Other liabilities	(400)	(187)
Income taxes	(127)	62
Total cash provided by operating activities	1,107	1,203

Investing activities
Additions to property and equipment	(619)	(489)
Purchases of investments	—	(4,047)
Sales of investments	1,970	3,518
Acquisition of business, net of cash acquired	(792)	—
Other, net	15	2
Total cash provided by (used in) investing activities	574	(1,016)

Financing activities
Repurchase of common stock	(1,144)	(1,138)
Issuance of common stock	37	145
Dividends paid	(376)	(310)
Borrowings of debt	498	—
Repayments of debt	(535)	(31)
Other, net	(6)	(1)
Total cash used in financing activities	(1,526)	(1,335)
Effect of exchange rate changes on cash	(16)	15
Increase (decrease) in cash, cash equivalents and restricted cash	139	(1,133)
Cash, cash equivalents and restricted cash at beginning of period	1,300	2,433
Cash, cash equivalents and restricted cash at end of period	$1,439	$1,300

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended November 3, 2018
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at August 4, 2018	276	$27	$—	$2,863	$296	$3,186
Net earnings	—	—	—	277	—	277
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	4	4
Stock-based compensation	—	—	29	—	—	29
Issuance of common stock	—	—	8	—	—	8
Common stock dividends, $0.45 per share	—	—	1	(124)	—	(123)
Repurchase of common stock	(4)	—	(38)	(331)	—	(369)
Balances at November 3, 2018	272	$27	$—	$2,685	$300	$3,012

	Nine Months Ended November 3, 2018
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at February 3, 2018	283	$28	$—	$3,270	$314	$3,612
Adoption of ASU 2014-09	—	—	—	73	—	73
Net earnings	—	—	—	729	—	729
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(14)	(14)
Stock-based compensation	—	—	92	—	—	92
Issuance of common stock	4	—	37	—	—	37
Common stock dividends, $1.35 per share	—	—	5	(379)	—	(374)
Repurchase of common stock	(15)	(1)	(134)	(1,008)	—	(1,143)
Balances at November 3, 2018	272	$27	$—	$2,685	$300	$3,012

	Three Months Ended October 28, 2017
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at July 29, 2017	300	$30	$—	$3,996	$321	$4,347
Net earnings	—	—	—	239	—	239
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	(17)	(17)
Stock-based compensation	—	—	30	—	—	30
Issuance of common stock	2	1	20	—	—	21
Common stock dividends, $0.34 per share	—	—	—	(102)	—	(102)
Repurchase of common stock	(6)	(1)	(50)	(315)	—	(366)
Balances at October 28, 2017	296	$30	$—	$3,818	$304	$4,152

	Nine Months Ended October 28, 2017
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 28, 2017	311	$31	$—	$4,399	$279	$4,709
Adoption of ASU 2016-09	—	—	10	(12)	—	(2)
Net earnings	—	—	—	636	—	636
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	25	25
Stock-based compensation	—	—	97	—	—	97
Issuance of common stock	7	1	144	—	—	145
Common stock dividends, $1.02 per share	—	—	—	(311)	—	(311)
Repurchase of common stock	(22)	(2)	(251)	(894)	—	(1,147)
Balances at October 28, 2017	296	$30	$—	$3,818	$304	$4,152
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The first nine months of fiscal 2019 and fiscal 2018 included 39 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 4, 2018, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for the reported periods.

Unadopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which will require lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases, and will expand disclosure requirements. The new guidance was issued to increase transparency and comparability among companies. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which is it adopted, rather than at the beginning of the earliest comparative period) and to recognize the effects of applying the new ASU as a cumulative effect adjustment to the opening balance sheet or retained earnings. Based on the effective dates, we expect to adopt the new guidance in the first quarter of fiscal 2020 using the new transition election to not restate comparative periods and are in process of implementing required upgrades to our existing lease systems. While we expect adoption to lead to a material increase in the assets and liabilities recorded on our consolidated balance sheet and an increase to our footnote disclosures related to leases, we are still evaluating the impact on our consolidated statement of earnings. We also expect that adoption of the new standard will require changes to our internal controls over financial reporting.

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

In the first quarter of fiscal 2019, we also adopted ASU 2014-09, Revenue from Contracts with Customers. The new guidance establishes a single comprehensive model for entities to use in accounting for revenue and supersedes most revenue recognition guidance. It introduces a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards under previous guidance. We elected the modified retrospective method of adoption, which we applied to contracts not completed at the date of adoption. Under this method, we recorded an increase to opening retained earnings of $73 million, net of tax, due to the cumulative impact of these changes. The impact was primarily related to the timing of revenue recognition related to our gift cards, the sale of certain software licenses and our loyalty programs. We did not make any adjustments to prior period financial statements. We expect the impact of adoption to be immaterial to our revenue, net earnings and cash flows on an ongoing basis. As part of the adoption, we also modified certain control procedures and processes, none of which had a material effect on our internal controls over financial reporting.

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheets on February 4, 2018, for the adoption of this standard was as follows ($ in millions):

	February 3, 2018 As Reported	ASU 2014-09 Adjustment on February 4, 2018	February 4, 2018 Adjusted
Assets
Other assets	$374	$(19)	$355
Liabilities
Unredeemed gift card liabilities	385	(69)	316
Deferred revenue	453	(26)	427
Accrued liabilities	864	(3)	861
Accrued income taxes	137	6	143
Equity
Retained earnings	3,270	73	3,343

The following tables reflect the impact of adopting this standard on our Condensed Consolidated Balance Sheets as of November 3, 2018, and our Condensed Consolidated Statements of Earnings for the three and nine months ended November 3, 2018 ($ in millions, except per share amounts):

	November 3, 2018
Impact of Changes to Condensed Consolidated Balance Sheets	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)(1)
Assets
Other current assets	$508	$459	$49
Other assets	653	672	(19)
Liabilities
Unredeemed gift card liabilities	281	349	(68)
Deferred revenue	449	472	(23)
Accrued liabilities	823	777	46
Accrued income taxes	21	15	6
Equity
Retained earnings	2,685	2,616	69

(1)	Effect of change includes the opening retained earnings adjustment as detailed within the table above.

	Three Months Ended November 3, 2018
Impact of Changes to Condensed Consolidated Statements of Earnings	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenue	$9,590	$9,575	$15
Cost of goods sold	7,266	7,250	16
Gross profit	2,324	2,325	(1)
Operating income	322	323	(1)
Income tax expense	53	53	—
Net earnings	277	278	(1)

Basic earnings per share	$1.01	$1.01	$—
Diluted earnings per share	$0.99	$0.99	$—

	Nine Months Ended November 3, 2018
Impact of Changes to Condensed Consolidated Statements of Earnings	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenue	$28,078	$28,043	$35
Cost of goods sold	21,400	21,361	39
Gross profit	6,678	6,682	(4)
Operating income	922	926	(4)
Income tax expense	187	188	(1)
Net earnings	729	732	(3)

Basic earnings per share	$2.62	$2.63	$(0.01)
Diluted earnings per share	$2.57	$2.58	$(0.01)

SEC Disclosure Update

In the third quarter of fiscal 2019, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. Other than the amendment's expanded disclosure requirement for interim financial statements to include both current and comparative quarter- and year-to-date reconciliations of changes in shareholders' equity, it did not have a material impact on our interim disclosures or financial statements, nor do we expect it to have a material impact on our annual disclosures or financial statements.

Total Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total shown within the Condensed Consolidated Statements of Cash Flows as of November 3, 2018, February 3, 2018, and October 28, 2017 ($ in millions):

	November 3, 2018	February 3, 2018	October 28, 2017
Cash and cash equivalents	$1,228	$1,101	$1,103
Restricted cash included in Other current assets	211	199	197
Total cash, cash equivalents and restricted cash	$1,439	$1,300	$1,300

Amounts included in restricted cash are pledged as collateral or restricted to use for general liability insurance and workers' compensation insurance.

Discontinued Operations

Discontinued operations reflects activity within our International segment. Gain from discontinued operations for the three and nine months ended October 28, 2017, was $1 million, primarily related to the proceeds attributed to a non-compete clause from the sale of Best Buy Europe to Carphone Warehouse plc.

2.	Acquisition

GreatCall, Inc.

On October 1, 2018, we acquired all of the outstanding shares of GreatCall, Inc. ("GreatCall") for net cash consideration of $792 million. GreatCall, a leading connected health services provider for aging consumers, offers easy-to-use mobile products and connected devices, tailored for seniors. These products are combined with a range of services, including a simple, one-touch connection to U.S.-based, specially-trained agents who can connect the user to family caregivers, provide concierge services and dispatch emergency personnel. The acquisition of GreatCall is aligned with our strategy to address health and wellness with a focus on aging consumers and how technology can help them live a more independent life.

The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. All of the goodwill was assigned to our Domestic reportable segment and is not expected to be deductible for income tax purposes. We recorded $13 million of transaction costs related to the acquisition within Selling, general and administrative ("SG&A") expenses on our Condensed Consolidated Statements of Earnings for the three months ended November 3, 2018. Results of operations from the date of acquisition were included within our Domestic segment and our Services revenue category. The acquisition of GreatCall was not material to the results of our operations.

The purchase price allocation for the assets acquired and liabilities assumed is substantially complete, but may be subject to immaterial change as we complete our valuation analysis in the fourth quarter of fiscal 2019. The fair value of assets acquired and liabilities assumed as of the acquisition date on October 1, 2018, was as follows ($ in millions):

Current assets	$34
Goodwill	496
Intangible assets(1)	371
Other assets	27
Total assets acquired	928
Accrued liabilities	56
Long-term liabilities	72
Total liabilities assumed	128
Total purchase price	800
Less: Cash acquired	8
Total purchase price, net of cash acquired	$792

(1)
The components of Intangible assets included consumer customer relationships of $235 million (amortized over 5 years), tradename of $61 million (amortized over 8 years), developed technology of $52 million (amortized over 5 years) and commercial customer relationships of $23 million (amortized over 10 years).

3.	Revenue Recognition

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

Revenue from product sales and services is reported net of sales refunds, which includes an estimate of future returns and contract cancellations based on historical refund rates, with a corresponding reduction to cost of sales. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of our influence. However, we have significant experience in estimating the amount of refunds, based primarily on historical data. Our refund liability for sales returns was $69 million at November 3, 2018, which is included in Accrued liabilities on our Condensed Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers. We also have a corresponding asset included in Other current assets on our Condensed Consolidated Balance Sheets that represents the inventory we expect to be returned, valued at the lower of cost or net realizable value. As of November 3, 2018, this amount was $48 million.

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

Our contract liabilities primarily relate to product merchandise not yet delivered to customers; unredeemed gift cards; services not yet completed; services technical support contracts, where performance is satisfied over the duration of the contract; and options that provide a material right to customers, such as our customer loyalty programs. Most of our contract liabilities have a duration of one year or less. For an insignificant portion of our technical support service contracts, terms of up to three years apply. We do not have any material contract assets.

The following table provides information about receivables and contract liabilities from our contracts with customers, which reflects the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of November 3, 2018, and February 4, 2018 ($ in millions):

	November 3, 2018	February 4, 2018
Receivables, net of an allowance for doubtful accounts of $15 and $24, respectively	$588	$674
Short-term contract liabilities included in:
Unredeemed gift cards	281	316
Deferred revenue	449	408
Accrued liabilities	149	151
Long-term contract liabilities included in:
Long-term liabilities	12	22

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. The following table summarizes our allowance for doubtful accounts activity related to contracts with customers during the nine months ended November 3, 2018 ($ in millions):

Allowance for Doubtful Accounts
Balance at February 4, 2018	$24
Charged to expenses or other accounts	27
Other(1)	(36)
Balance at November 3, 2018	$15

(1)	Includes bad debt write-offs, recoveries and the effect of foreign currency fluctuations.

The following table summarizes significant changes in our contract liability balances during the nine months ended November 3, 2018 ($ in millions):

Nine Months Ended
November 3, 2018
Revenue recognized that was included in the contract liability balance(s) as of February 4, 2018	$729
Revenue recognized from performance obligations satisfied in previous periods	—
Increase due to acquisition(1)	14
Adjustments(2)	2

(1)	Represents an increase in our contract liability balances due to our acquisition of GreatCall, primarily related to deferred revenue.

(2)	Includes changes in the measure of progress, changes in the estimate of the transaction price or contract modifications.

The following table includes estimated revenue from our contract liability balances expected to be recognized in future periods if performance of the contract is expected to have a duration of more than one year ($ in millions):

November 3, 2018(1)
Remainder of fiscal 2019	$6
Fiscal 2020	14
Fiscal 2021	6
Fiscal 2022	2
Fiscal 2023 and thereafter	1

(1)
We have elected to exclude unsatisfied performance obligations from contract liability balances with a duration of one year or less. The estimated transaction price revenue disclosed above also does not include amounts of variable consideration attributable to contracts where the consideration is constrained at November 3, 2018. Further information about our forms of variable consideration is disclosed below.

We apply a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would have been one year or less.

See Note 12, Segments, for a disaggregation of revenue by reportable segment and product category, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the enterprise.

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

We earn fixed commissions from mobile network carriers to sell service contracts on their platforms. Revenue is recognized when control passes at a point in time upon sale of the contract and activation of the customer on the provider’s platform. The time between when we bill the content provider and when we receive payment is generally within 30 to 60 days, which is after control has passed. Activation commissions are subject to repayment to the carrier primarily due to customer cancellation for specified time periods after the sale. Commission revenue from mobile network carriers is reported net of the expected cancellations, which we estimate based on historical cancellation rates.

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

We recognize gift card breakage based on the expected pattern of gift card redemptions, based on analysis of historic trends. Typically, over 90% of gift card values are redeemed within one year of issuance. There is judgment in assessing (1) the level at which we group gift cards for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of gift cards that we do not expect to be redeemed.

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

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy branded stores. Depending on the customer's membership level within our loyalty program, certificate expirations typically range from 2 to 12 months from the date of issuance. Our loyalty programs represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by our loyalty program members is deferred and included in Accrued liabilities on our Condensed Consolidated Balance Sheets based on the percentage of points that are projected to be redeemed. We recognize revenue for this performance obligation over time when a certificate is estimated to be redeemed by the customer. There is judgment in measuring the standalone selling price of this performance obligation related to our estimate of the amount of and subsequent timing of redemptions of certificates (“certificate breakage”). We determine our certificate breakage rate based upon an analysis of historic trends. There is judgment in assessing (1) the level at which we group certificates for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of certificates that we do not expect to be redeemed.

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

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at November 3, 2018, February 3, 2018, and October 28, 2017, by level within the fair value hierarchy as determined by the valuation techniques we used to determine the fair value ($ in millions):

	Fair Value Hierarchy	Fair Value at
		November 3, 2018	February 3, 2018	October 28, 2017
Assets
Cash and cash equivalents:
Money market funds	Level 1	$126	$21	$84
Commercial paper	Level 2	—	90	—
Time deposits	Level 2	—	65	—
Short-term investments:
Commercial paper	Level 2	—	474	588
Time deposits	Level 2	76	1,558	1,649
Other current assets:
Money market funds	Level 1	72	3	8
Commercial paper	Level 2	—	60	60
Time deposits	Level 2	100	101	100
Foreign currency derivative instruments	Level 2	1	2	5
Interest rate swap derivative instruments	Level 2	—	—	3
Other assets:
Marketable securities that fund deferred compensation	Level 1	100	99	98

Liabilities
Accrued liabilities:
Foreign currency derivative instruments	Level 2	—	8	5
Interest rate swap derivative instruments	Level 2	—	1	—
Long-term liabilities:
Interest rate swap derivative instruments	Level 2	22	4	3

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within SG&A expenses or Restructuring charges on our Condensed Consolidated Statements of Earnings for non-restructuring and restructuring charges, respectively.

The following table summarizes the fair value remeasurements of property and equipment impairments recorded during the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

	Impairments				Remaining Net Carrying Value(1)
	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Property and equipment (non-restructuring)	$3	$2	$8	$8	$—	$—

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at November 3, 2018, and October 28, 2017.

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

Goodwill and Indefinite-Lived Intangible Assets

The following table provides the carrying values of goodwill and indefinite-lived intangible assets, which includes our Pacific Sales tradename, for the Domestic segment as of November 3, 2018, February 3, 2018, and October 28, 2017 ($ in millions):

	November 3, 2018	February 3, 2018	October 28, 2017
Goodwill	$921	$425	$425
Indefinite-lived tradename included in Other assets	18	18	18

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment as of November 3, 2018, February 3, 2018, and October 28, 2017 ($ in millions):

	November 3, 2018		February 3, 2018		October 28, 2017
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,596	$675	$1,100	$675	$1,100	$675

Definite-Lived Intangible Assets

We have definite-lived intangible assets related to GreatCall included within our Domestic segment, which is recorded within Other assets on our Condensed Consolidated Balance Sheets. The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets as of November 3, 2018 ($ in millions). We had no definite-lived intangible assets as of February 3, 2018, or October 28, 2017.

	November 3, 2018
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$258	$4
Tradename	61	1
Developed technology	52	1
Total	$371	$6

We recorded $6 million of aggregate amortization expense related to definite-lived intangible assets during the three and nine months ended November 3, 2018, and $0 million during the three and nine months ended October 28, 2017. The following table provides the amortization expense expected to be recognized in future periods ($ in millions):

Amortization Expense
Remainder of fiscal 2019	$17
Fiscal 2020	67
Fiscal 2021	67
Fiscal 2022	67
Fiscal 2023 and thereafter	147

6.	Restructuring Charges

Restructuring charges incurred in the three and nine months ended November 3, 2018, and October 28, 2017, were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Best Buy Mobile	$—	$—	$47	$—
Canadian brand consolidation	—	(2)	—	(3)
Renew Blue	—	—	—	3
Total	$—	$(2)	$47	$—

Best Buy Mobile

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., of which all remaining stores were closed during the second quarter of fiscal 2019. This decision was a result of changing economics in the mobile industry since we began opening these stores in 2006, along with the integration of our mobile model into our core stores and on-line channel, which are more economically compelling today. All restructuring charges related to this plan are from continuing operations and are presented in Restructuring charges on our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred for Best Buy Mobile during the three and nine months ended November 3, 2018, as well as the cumulative amount incurred through November 3, 2018, were as follows ($ in millions):

	Three Months Ended	Nine Months Ended	Cumulative Amount
	November 3, 2018	November 3, 2018	November 3, 2018
Property and equipment impairments	$—	$—	$1
Termination benefits	—	(2)	6
Facility closure and other costs	—	49	49
Total	$—	$47	$56

The following table summarizes our restructuring accrual activity during the nine months ended November 3, 2018, related to termination benefits and facility closure and other costs associated with Best Buy Mobile ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 3, 2018	$8	$—	$8
Charges	1	49	50
Cash payments	(6)	(48)	(54)
Adjustments(1)	(3)	—	(3)
Balances at November 3, 2018	$—	$1	$1

(1)	Adjustments to termination benefits represent changes in retention assumptions.

Other

We have remaining vacant space liabilities at November 3, 2018, of $9 million related to our Canadian brand consolidation restructuring program, $9 million related to our Renew Blue restructuring program and $2 million related to our U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to these liabilities for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

7.    Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 17, 2018, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the "Previous Facility") with a syndicate of banks, which was originally scheduled to expire in June 2021, but was terminated on April 17, 2018. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2023, with no borrowings outstanding as of November 3, 2018. There were no borrowings outstanding under the Previous Facility as of February 3, 2018, or October 28, 2017.

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

The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries' abilities to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and other fundamental changes; or engage in certain transactions with affiliates. The Five-Year Facility Agreement also contains covenants that require us to maintain a maximum cash flow leverage ratio and a minimum interest coverage ratio. The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. At November 3, 2018, we were in compliance with all such financial covenants.

Long-Term Debt

Long-term debt consisted of the following at November 3, 2018, February 3, 2018, and October 28, 2017 ($ in millions):

	November 3, 2018	February 3, 2018	October 28, 2017
2018 Notes	$—	$500	$500
2021 Notes	650	650	650
2028 Notes	500	—	—
Interest rate swap valuation adjustments	(22)	(5)	—
Subtotal	1,128	1,145	1,150
Debt discounts and issuance costs	(8)	(3)	(3)
Financing lease obligations	189	191	158
Capital lease obligations	17	22	24
Total long-term debt	1,326	1,355	1,329
Less: current portion	46	544	545
Total long-term debt, less current portion	$1,280	$811	$784

The fair value of total long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,133 million, $1,199 million and $1,219 million at November 3, 2018, February 3, 2018, and October 28, 2017, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,128 million, $1,145 million and $1,150 million, respectively. If long-term debt was measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

2018 Notes

Our $500 million principal amount of notes due August 1, 2018 (the "2018 Notes"), were repaid on August 1, 2018, using existing cash resources and were classified within Current portion of long-term debt on our Condensed Consolidated Balance Sheets as of February 3, 2018, and October 28, 2017.

2028 Notes

On September 27, 2018, we issued $500 million principal amount of notes due October 1, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 4.45% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2019. Net proceeds from the issuance were $495 million after underwriting and issue discounts totaling $5 million.

We may redeem some or all of the 2028 Notes at any time at a redemption price equal to the greater of (i) 100% of the principal amount, and (ii) the sum of the present values of each remaining scheduled payment of principal and interest discounted to the redemption date on a semiannual basis, plus accrued and unpaid interest on the principal amount to the redemption date as described in the indenture (including the supplemental indenture) relating to the 2028 Notes. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed 2028 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the purchase date.

The 2028 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2028 Notes contain covenants that, among other things, limit our ability to incur debt secured by liens or to enter into sale and lease-back transactions. At November 3, 2018, we were in compliance with all such financial covenants.

See Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information regarding the terms of our other debt facilities, debt instruments and other obligations.

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

Interest Rate Swaps

We utilized "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on our 2018 Notes, prior to their maturity, and currently have swaps outstanding on our 2021 Notes and 2028 Notes. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Condensed Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following tables present the gross fair values of our outstanding derivative instruments and the corresponding classification at November 3, 2018, February 3, 2018, and October 28, 2017 ($ in millions):

		Assets
Contract Type	Balance Sheet Location	November 3, 2018	February 3, 2018	October 28, 2017
Derivatives designated as net investment hedges	Other current assets	$1	$2	$3
Derivatives designated as interest rate swaps	Other current assets and Other assets	—	—	3
No hedge designation (foreign exchange forward contracts)	Other current assets	—	—	2
Total		$1	$2	$8

		Liabilities
Contract Type	Balance Sheet Location	November 3, 2018	February 3, 2018	October 28, 2017
Derivatives designated as net investment hedges	Accrued liabilities	$—	$7	$5
Derivatives designated as interest rate swaps	Accrued liabilities and Long-term liabilities	22	5	3
No hedge designation (foreign exchange forward contracts)	Accrued liabilities	—	1	—
Total		$22	$13	$8

The following table presents the effects of derivative instruments on other comprehensive income ("OCI") for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

	Three Months Ended		Nine Months Ended
Derivatives designated as net investment hedges	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Pre-tax gain (loss) recognized in OCI	$2	$8	$21	$(3)

The following table presents the effects of derivatives not designated as hedging instruments on our Condensed Consolidated Statements of Earnings for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
Contract Type	Statement of Earnings Location	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
No hedge designation (foreign exchange contracts)	SG&A	$—	$2	$2	$(1)

The following table presents the effects of interest rate derivatives and adjustments to the carrying value of long-term debt on our Condensed Consolidated Statements of Earnings for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
Contract Type	Statement of Earnings Location	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Interest rate swap contracts	Interest expense	$(15)	$16	$(16)	$13
Adjustments to carrying value of long-term debt	Interest expense	15	(16)	16	(13)
Total		$—	$—	$—	$—

The following table presents the notional amounts of our derivative instruments at November 3, 2018, February 3, 2018, and October 28, 2017 ($ in millions):

	Notional Amount
Contract Type	November 3, 2018	February 3, 2018	October 28, 2017
Derivatives designated as net investment hedges	$16	$462	$240
Derivatives designated as interest rate swap contracts	1,150	1,150	1,150
No hedge designation (foreign exchange forward contracts)	67	33	64
Total	$1,233	$1,645	$1,454

9.	Earnings per Share

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

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations for the three and nine months ended November 3, 2018, and October 28, 2017 ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Numerator
Net earnings from continuing operations	$277	$238	$729	$635

Denominator
Weighted-average common shares outstanding	274.3	299.1	278.6	304.1
Dilutive effect of stock compensation plan awards	5.0	6.3	5.2	6.5
Weighted-average common shares outstanding, assuming dilution	279.3	305.4	283.8	310.6

Anti-dilutive securities excluded from Weighted-average common shares outstanding, assuming dilution	0.1	0.0	0.1	0.0

Net earnings per share from continuing operations
Basic	$1.01	$0.80	$2.62	$2.09
Diluted	$0.99	$0.78	$2.57	$2.05

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

10.	Comprehensive Income

Changes in accumulated other comprehensive income, net of tax, were as follows for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Foreign currency translation adjustments	$4	$(17)	$(14)	$25

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

11.	Repurchase of Common Stock

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

The following table presents information regarding the shares we repurchased during the three and nine months ended November 3, 2018, and October 28, 2017 ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total cost of shares repurchased	$369	$366	$1,143	$1,147
Average price per share	$76.04	$57.14	$74.10	$52.35
Number of shares repurchased	4.8	6.4	15.4	21.9

At November 3, 2018, $1.9 billion of the $5.0 billion of share repurchases authorized by our Board in February 2017 was available for future share repurchases. Between the end of the third quarter of fiscal 2019 on November 3, 2018, and December 5, 2018, we repurchased an incremental 2.5 million shares of our common stock at a cost of $168 million.

12.	Segments

Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our business is organized into two reportable segments: Domestic (which is comprised of all states, districts and territories of the U.S., including GreatCall) and International (which is comprised of all operations in Canada and Mexico). Our CODM has ultimate responsibility for enterprise decisions. Our CODM determines, in particular, resource allocation for, and monitors the performance of, the consolidated enterprise, the Domestic segment and the International segment. The Domestic segment managers and International segment managers have responsibility for operating decisions, allocating resources and assessing performance within their respective segments. Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and segment results to the operating income level.

We aggregate our Canada and Mexico businesses into one International operating segment. Our Domestic and International operating segments also represent our reportable segments. The accounting policies of the segments are the same.

Revenue by reportable segment and product category were as follows for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Revenue by reportable segment
Domestic	$8,756	$8,491	$25,807	$24,675
International	834	829	2,271	2,113
Total revenue	$9,590	$9,320	$28,078	$26,788
Revenue by product category(1)
Domestic:
Computing and Mobile Phones	$4,125	$4,097	$11,947	$11,532
Consumer Electronics	2,665	2,590	8,091	7,782
Appliances	964	884	2,860	2,575
Entertainment	558	508	1,617	1,572
Services	409	382	1,185	1,120
Other	35	30	107	94
Total Domestic revenue	$8,756	$8,491	$25,807	$24,675
International:
Computing and Mobile Phones	$425	$431	$1,092	$1,040
Consumer Electronics	221	227	644	616
Appliances	69	63	215	165
Entertainment	55	49	140	129
Services	46	42	127	118
Other	18	17	53	45
Total International revenue	$834	$829	$2,271	$2,113

(1)
Refer to our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information regarding the key components of each revenue category. GreatCall results of operations from the date of acquisition were included within the Domestic segment and Services revenue category.

Operating income by reportable segment and the reconciliation to earnings from continuing operations before income tax expense were as follows for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Domestic	$315	$345	$911	$959
International	7	5	11	12
Total operating income	322	350	922	971
Other income (expense):
Gain on sale of investments	12	—	12	—
Investment income and other	11	12	35	30
Interest expense	(15)	(20)	(53)	(57)
Earnings from continuing operations before income tax expense	$330	$342	$916	$944

Assets by reportable segment were as follows as of November 3, 2018, February 3, 2018, and October 28, 2017 ($ in millions):

	November 3, 2018	February 3, 2018	October 28, 2017
Domestic	$13,812	$11,553	$13,140
International	1,188	1,496	1,645
Total assets	$15,000	$13,049	$14,785

13.	Income Taxes

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

As a result of the Tax Act and in accordance with SAB 118, we recorded provisional tax expense in the fourth quarter of fiscal 2018 related to the deemed repatriation tax and the revaluation of deferred tax assets and liabilities to reflect the new tax rate. We made the following adjustments to the provisional tax expense during the three months ended November 3, 2018: (1) an $18 million reduction to the deemed repatriation tax liability, resulting in an adjusted provisional tax liability of $192 million as of November 3, 2018, and (2) a $5 million reduction to the revaluation of deferred tax assets and liabilities to reflect the new tax rate, resulting in an adjusted provisional tax liability of $71 million as of November 3, 2018.

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

14.	Contingencies

We are involved in a number of legal proceedings. Where appropriate, we have made accruals with respect to these matters, which are reflected on our Condensed Consolidated Financial Statements. However, there are cases where liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made. We provide disclosure of matters where we believe it is reasonably possible the impact may be material to our Condensed Consolidated Financial Statements.

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. Following discovery and motion practice Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. On June 23, 2017, the trial court denied plaintiff's request to file a new Motion for Class Certification. On October 30, 2017, plaintiffs filed a motion for leave to file a second amended class action complaint which the Magistrate Judge denied on July 11, 2018. On August 24, 2018, the District Court Judge overruled plaintiff’s objections to that ruling, affirming the Magistrate Judge’s denial of leave to amend. On January 11, 2019, the District Court Judge is scheduled to hear argument on the Best Buy motion for summary judgment on the remaining claims. We continue to believe that the remaining individual plaintiff's allegations are without merit and intend to vigorously defend our company in this matter.

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

Overview

We strive to enrich the lives of consumers through technology, whether they come to us online, visit our stores or invite us into their homes. We do this by solving technology problems and addressing key human needs across a range of areas, including entertainment, productivity, communication, food preparation, security and health and wellness. We have operations in the U.S., Canada and Mexico. We operate two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., including GreatCall, Inc. ("GreatCall"). The International segment is comprised of all operations in Canada and Mexico.

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

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall. Consistent with our comparable sales policy, the results of GreatCall are excluded from our comparable sales calculation for the third quarter and first nine months of fiscal 2019. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate, non-GAAP diluted earnings per share ("EPS") and non-GAAP debt to earnings before interest, income taxes, depreciation, amortization and rent ("EBITDAR") ratio. We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP measures. Generally, our non-GAAP measures include adjustments for items such as restructuring charges, goodwill impairments, gains and losses on investments, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

Refer to the Consolidated Non-GAAP Financial Measures section below for a detailed reconciliation of items that impacted non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS in the presented periods.

Refer to the Other Financial Measures section below for a detailed reconciliation of items that impacted the non-GAAP debt to EBITDAR ratio. Management believes this ratio is an important indicator of our creditworthiness. Furthermore, we believe that our non-GAAP debt to EBITDAR ratio is important for understanding our financial position and provides meaningful additional information about our ability to service our long-term debt and other fixed obligations and to fund our future growth. We also believe our non-GAAP debt to EBITDAR ratio is relevant because it enables investors to compare our indebtedness to that of retailers who own, rather than lease, their stores. Our decision to own or lease real estate is based on an assessment of our financial liquidity, our capital structure, our desire to own or to lease the location, the owner’s desire to own or to lease the location and the alternative that results in the highest return to our shareholders.

Business Strategy Update

Our strong performance in the third quarter of fiscal 2019 was broad-based, with positive comparable sales across all channels, countries and most of our product categories. Similar to the first half of the year, our revenue growth was helped by a favorable environment and driven by how customers are responding to the experience we are building.
We continued to make significant progress in implementing our Best Buy 2020: Building the New Blue ("Best Buy 2020") strategy, including expanding our In-Home Advisor program, growing our Total Tech Support members and completing the acquisition of GreatCall, a leading connected health services provider for aging consumers.
We are investing in a range of enablers that are necessary to execute our Best Buy 2020 strategy. Most of these enablers are multi-year investments in areas such as specialty labor, enterprise customer relationship management, knowledge management capabilities, our services platform and our supply chain.

We also continue to invest in the multi-channel shopping experience, and we are excited about the ways in which we are making it easier for our customers to use the Best Buy app to shop online and in our stores. These innovations continue to blur the lines between online and physical shopping. This is increasingly how our consumers want to shop and our innovation pipeline closely mirrors and enables this changing behavior.

We are excited about the opportunities in front of us to enrich lives through technology and provide services and solutions that solve real customer needs and build deeper customer relationships, and the related value creation opportunities that this entails.

With regard to the U.S. tariffs on imports of certain products from China, we estimate that the latest $200 billion list that went into effect on September 24, 2018, impacts approximately 7%, or around $2.3 billion, of our total annual cost of goods sold. We do not expect the impact of tariffs on our business for the remainder of this fiscal year to be material. There is greater uncertainty regarding future periods. We believe that, working together, our vendors and our team have at their disposal a range of effective ways to mitigate the effects of tariffs. However, we cannot predict the timing and magnitude of future tariff actions, and these actions could adversely affect our results of operations in future periods.

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

Consolidated Performance Summary

The following table presents selected consolidated financial data for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Revenue	$9,590	$9,320	$28,078	$26,788
Revenue % growth	2.9%	4.2%	4.8%	3.3%
Comparable sales % gain	4.3%	4.4%	5.8%	3.8%
Gross profit	$2,324	$2,280	$6,678	$6,455
Gross profit as a % of revenue(1)	24.2%	24.5%	23.8%	24.1%
SG&A	$2,002	$1,932	$5,709	$5,484
SG&A as a % of revenue(1)	20.9%	20.7%	20.3%	20.5%
Restructuring charges	$—	$(2)	$47	$—
Operating income	$322	$350	$922	$971
Operating income as a % of revenue	3.4%	3.8%	3.3%	3.6%
Net earnings	$277	$239	$729	$636
Diluted earnings per share	$0.99	$0.78	$2.57	$2.05

(1)
Because retailers vary in how they record costs of operating their supply chains between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

The components of the 2.9% and 4.8% revenue increases for the three and nine months ended November 3, 2018, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 3, 2018	November 3, 2018
Comparable sales impact	4.0%	5.5%
Non-comparable sales impact(1)	(0.7)%	(0.7)%
Foreign currency exchange rate fluctuation impact	(0.4)%	—%
Total revenue increase	2.9%	4.8%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

All gross profit rate, SG&A rate and operating income rate changes in the third quarter and first nine months of fiscal 2019 were primarily driven by our Domestic segment. For further discussion of each segment's rate changes, see the Segment Performance Summary below.

Income Tax Expense

Income tax expense decreased to $53 million in the third quarter of fiscal 2019 compared to $104 million in the third quarter of fiscal 2018. Our effective income tax rate in the third quarter of fiscal 2019 was 16.1% compared to a rate of 30.4% in the third quarter of fiscal 2018. The decreases in tax expense and the effective income tax rate were primarily a result of the impact of the Tax Cuts and Jobs Act (“Tax Act”) enacted on December 22, 2017, due to a reduction in the U.S. statutory tax rate and adjustments to the provisional tax expense recorded in the fourth quarter of fiscal 2018, partially offset by a decrease in excess tax benefits related to stock-based compensation in the current year period. Refer to Note 13, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Income tax expense decreased to $187 million in the first nine months of fiscal 2019 compared to $309 million in the prior-year period. Our effective income tax rate for the first nine months of fiscal 2019 was 20.4%, compared to a rate of 32.7% in the first nine months of fiscal 2018. The decreases in tax expense and the effective income tax rate were primarily a result of the impact of the Tax Act due to a reduction in the U.S. statutory tax rate and adjustments to the provisional tax expense recorded in the fourth quarter of fiscal 2018.

Our tax provision for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. We update our estimate of the annual effective tax rate each quarter and make a cumulative adjustment if our estimated tax rate changes. Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, recognition of excess tax benefits or deficiencies related to stock-based compensation, foreign currency gains or losses, changes in laws or regulations and expenses or losses for which tax benefits are not recognized. Our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible losses on our effective tax rate is greater when our pre-tax income is lower.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Revenue	$8,756	$8,491	$25,807	$24,675
Revenue % growth	3.1%	3.6%	4.6%	3.2%
Comparable sales % gain(1)	4.3%	4.5%	5.8%	3.8%
Gross profit	$2,139	$2,096	$6,159	$5,952
Gross profit as a % of revenue	24.4%	24.7%	23.9%	24.1%
SG&A	$1,824	$1,751	$5,201	$4,993
SG&A as a % of revenue	20.8%	20.6%	20.2%	20.2%
Restructuring charges	$—	$—	$47	$—
Operating income	$315	$345	$911	$959
Operating income as a % of revenue	3.6%	4.1%	3.5%	3.9%

Selected Online Revenue Data
Total online revenue	$1,214	$1,077	$3,565	$3,191
Online revenue as a % of total segment revenue	13.9%	12.7%	13.8%	12.9%
Comparable online sales % gain(1)	12.6%	22.3%	11.5%	25.3%

(1)	Comparable online sales is included in the comparable sales calculation.

The components of the 3.1% and 4.6% revenue increases for the three and nine months ended November 3, 2018, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 3, 2018	November 3, 2018
Comparable sales impact	4.0%	5.4%
Non-comparable sales impact(1)	(0.9)%	(0.8)%
Total revenue increase	3.1%	4.6%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The increases in revenue in the third quarter and first nine months of fiscal 2019 were primarily driven by the comparable sales impact of 4.0% and 5.4%, respectively, partially offset by the loss of revenue from Best Buy Mobile stand-alone and Best Buy store closures in both periods. In the third quarter and first nine months of fiscal 2019, online revenue of $1.2 billion and $3.6 billion, respectively, increased 12.6% and 11.5%, respectively, on a comparable basis, primarily due to higher conversion rates, increased traffic and higher average order values.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2019 and fiscal 2018:

	Fiscal 2019				Fiscal 2018
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	1,007	1	(11)	997	1,024	—	(16)	1,008
Best Buy Mobile stand-alone	—	—	—	—	292	—	(5)	287
Pacific Sales	28	—	(1)	27	28	—	—	28
Total Domestic segment stores	1,035	1	(12)	1,024	1,344	—	(21)	1,323

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., of which all remaining stores were closed during the second quarter of fiscal 2019. Refer to Note 6, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table presents the Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category for the three months ended November 3, 2018, and October 28, 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Computing and Mobile Phones	47%	48%	3.1%	3.5%
Consumer Electronics	31%	31%	3.7%	3.5%
Appliances	11%	10%	8.4%	13.5%
Entertainment	6%	6%	12.4%	4.1%
Services	5%	5%	1.9%	3.2%
Total	100%	100%	4.3%	4.5%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category for the three months ended November 3, 2018:

•	Computing and Mobile Phones: The 3.1% comparable sales gain was driven primarily by mobile phones and wearables, partially offset by declines in tablets.

•	Consumer Electronics: The 3.7% comparable sales gain was driven primarily by headphones, smart home and home theater, partially offset by declines in digital imaging.

•	Appliances: The 8.4% comparable sales gain was driven by large and small appliances.

•	Entertainment: The 12.4% comparable sales gain was driven primarily by gaming.

•	Services: The 1.9% comparable sales gain was driven primarily by growth in installation and repair, partially offset by a decline in warranty.

Our gross profit rate decreased in the third quarter and first nine months of fiscal 2019, primarily driven by higher supply chain costs, including investments and higher transportation costs, and the national rollout of the Total Tech Support offer, where costs for services and discounts are typically higher at the onset of the membership. These increases were partially offset by improved product margin rates, which included the benefit of gross profit optimization initiatives.

Our SG&A rate increased in the third quarter of fiscal 2019 primarily due to increases in growth investments, higher incentive compensation, GreatCall transaction costs and operating expenses, and higher variable costs associated with increased revenue. These increases were partially offset by cost reductions. Our SG&A rate remained flat in the first nine months of fiscal 2019, primarily due to sales leverage, as SG&A increased $208 million primarily due to increases in growth investments, higher variable costs associated with increased revenue, and higher incentive compensation, partially offset by cost reductions.

No restructuring charges were incurred in the third quarter of fiscal 2019. Restructuring charges in the first nine months of fiscal 2019 related to our Best Buy Mobile stand-alone store closures. Refer to Note 6, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our operating income rate decreased in the third quarter of fiscal 2019 due to a lower gross profit rate and a higher SG&A rate as described above. Operating income decreased in the first nine months of fiscal 2019 due to a lower gross profit rate and increases in restructuring charges as described above.

International

The following table presents selected financial data for the International segment for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Revenue	$834	$829	$2,271	$2,113
Revenue % growth	0.6%	10.1%	7.5%	5.1%
Comparable sales % gain	3.7%	3.8%	5.8%	4.2%
Gross profit	$185	$184	$519	$503
Gross profit as a % of revenue	22.2%	22.2%	22.9%	23.8%
SG&A	$178	$181	$508	$491
SG&A as a % of revenue	21.3%	21.8%	22.4%	23.2%
Restructuring charges	$—	$(2)	$—	$—
Operating income	$7	$5	$11	$12
Operating income as a % of revenue	0.8%	0.6%	0.5%	0.6%

The components of the 0.6% and 7.5% revenue increases for the three and nine months ended November 3, 2018, respectively, were as follows:

	Three Months Ended	Nine Months Ended
	November 3, 2018	November 3, 2018
Comparable sales impact	3.6%	5.7%
Non-comparable sales impact(1)	1.6%	1.9%
Foreign currency exchange rate fluctuation impact	(4.6)%	(0.1)%
Total revenue increase	0.6%	7.5%

(1)
Non-comparable sales reflects the impact of net store opening and closing activity, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, credit card revenue, gift card breakage and sales of merchandise to wholesalers and dealers, as applicable.

The increases in revenue in the third quarter and first nine months of fiscal 2019 were primarily driven by the comparable sales impact of 3.6% and 5.7%, respectively, due to growth in both Canada and Mexico and increased revenue from Best Buy Mexico store openings. The increase in revenue in the third quarter of fiscal 2019 was partially offset by the negative impact of foreign currency exchange rate fluctuations primarily related to Canada.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2019 and fiscal 2018:

	Fiscal 2019				Fiscal 2018
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada:
Best Buy	134	—	—	134	134	—	—	134
Best Buy Mobile	49	—	(2)	47	53	—	(1)	52
Mexico:
Best Buy	28	1	—	29	22	1	—	23
Best Buy Express	6	—	—	6	5	—	—	5
Total International segment stores	217	1	(2)	216	214	1	(1)	214

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category for the three months ended November 3, 2018, and October 28, 2017:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Computing and Mobile Phones	51%	52%	2.0%	0.6%
Consumer Electronics	26%	27%	(0.6)%	4.5%
Appliances	8%	8%	11.7%	49.0%
Entertainment	7%	6%	10.8%	7.8%
Services	6%	5%	15.0%	(15.1)%
Other	2%	2%	43.8%	n/a
Total	100%	100%	3.7%	3.8%

The following is a description of the notable comparable sales changes in our International segment by revenue category for the three months ended November 3, 2018:

•	Computing and Mobile Phones: The 2.0% comparable sales gain was driven primarily by mobile phones and wearables, partially offset by computing and tablets.

•	Consumer Electronics: The 0.6% comparable sales decline was driven primarily by digital imaging and home theater, partially offset by growth in headphones and health and fitness.

•	Appliances: The 11.7% comparable sales gain was driven by large and small appliances.

•	Entertainment: The 10.8% comparable sales gain was driven primarily by gaming, partially offset by declines in movies and drones.

•	Services: The 15.0% comparable sales gain was driven primarily by repair and technical support.

•	Other: The 43.8% comparable sales gain was driven primarily by other product offerings, including baby products and luggage.

Our gross profit rate remained flat in the third quarter of fiscal 2019. During the first nine months of fiscal 2019, our gross profit rate decreased primarily due to home theater and large appliances in Canada.

Our SG&A rate decreased in the third quarter of fiscal 2019 primarily due to the favorable impact of foreign currency exchange rates, primarily related to Canada. In the first nine months of fiscal 2019, our SG&A rate decreased primarily due to sales leverage, as SG&A increased $17 million due to higher variable costs associated with increased revenue.

No restructuring charges were incurred in the third quarter or first nine months of fiscal 2019.

Our operating income rate increased in the third quarter of fiscal 2019 primarily due to a lower SG&A rate as described above. In the first nine months of fiscal 2019, our operating income rate decreased driven primarily by a lower gross profit rate, partially offset by a lower SG&A rate as described above.

Consolidated Non-GAAP Financial Measures

The following table reconciles consolidated operating income, effective tax rate and diluted EPS for the periods presented (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS for the periods presented ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating income	$322	$350	$922	$971
Restructuring charges(1)	—	(2)	47	—
Acquisition-related transaction costs(2)	13	—	13	—
Intangible asset amortization(2)	5	—	5	—
Tax reform related item - employee bonus(3)	—	—	7	—
Non-GAAP operating income	$340	$348	$994	$971

Effective tax rate	16.1%	30.4%	20.4%	32.7%
Tax reform - repatriation tax(3)	5.4%	—%	1.9%	—%
Tax reform - deferred tax rate change(3)	1.5%	—%	0.5%	—%
Acquisition-related transaction costs(2)	(0.6)%	—%	—%	—%
Intangible asset amortization(2)	(0.3)%	—%	—%	—%
(Gain) loss on investments, net	0.6%	0.1%	—%	0.1%
Restructuring charges(1)	—%	(0.1)%	0.1%	—%
Non-GAAP effective tax rate	22.7%	30.4%	22.9%	32.8%

Diluted EPS	$0.99	$0.78	$2.57	$2.05
Tax reform - repatriation tax(3)	(0.06)	—	(0.06)	—
Tax reform - deferred tax rate change(3)	(0.02)	—	(0.02)	—
Restructuring charges(1)	—	—	0.17	—
Acquisition-related transaction costs(2)	0.04	—	0.04	—
Intangible asset amortization(2)	0.02	—	0.02	—
Tax reform related item - employee bonus(3)	—	—	0.02	—
(Gain) loss on investments, net	(0.04)	—	(0.04)	0.02
Tax impact of non-GAAP adjustments(4)	—	—	(0.05)	(0.01)
Non-GAAP diluted EPS	$0.93	$0.78	$2.65	$2.06

(1)
Represents charges primarily associated with our Best Buy Mobile stand-alone store closures in the U.S. Refer to Note 6, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

(2)
Represents charges associated with the acquisition of GreatCall, including (1) acquisition-related transaction costs primarily comprised of professional fees, and (2) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and technology. Refer to Note 2, Acquisition, in the Notes to Condensed Consolidated Financial Statements for additional information.

(3)
Represents adjustments to the provisional tax expense recorded in the fourth quarter of fiscal 2018 resulting from the Tax Act, including adjustments associated with a deemed repatriation tax and the revaluation of deferred tax assets and liabilities, as well as adjustments to Tax Act-related items announced in response to future tax savings created by the Tax Act, including a one-time bonus for certain employees.

(4)
The non-GAAP adjustments relate primarily to the U.S. and Canada. As such, the income tax impact of non-GAAP adjustments is calculated using the tax rate for the U.S. (24.5% for the periods ended November 3, 2018, and 38.0% for the periods ended October 28, 2017) and Canada (26.9% for the periods ended November 3, 2018, and 26.6% for the periods ended October 28, 2017), applied to the non-GAAP adjustments of each country.

Non-GAAP operating income decreased $8 million and increased $23 million in the third quarter and first nine months of fiscal 2019, respectively, compared to the corresponding prior year periods. The decrease in the third quarter of fiscal 2019 was primarily driven by an increase in SG&A expenses, primarily due to increases in growth investments, higher incentive compensation and higher variable costs due to increased revenue, partially offset by strong revenue performance in both the Domestic and International segments. The increase in the first nine months of fiscal 2019 was primarily driven by strong revenue performance in both the Domestic and International segments in nearly all product categories, partially offset by an increase in SG&A expenses, primarily due to increases in growth investments, higher incentive compensation and higher variable costs due to increased revenue.

Our non-GAAP effective tax rate decreased in the third quarter of fiscal 2019 primarily due to the impact of the Tax Act, partially offset by a decrease in excess tax benefits related to stock-based compensation in the current year period. Our non-GAAP effective tax rate decreased in the first nine months of fiscal 2019 primarily due to the impact of the Tax Act.

Non-GAAP diluted EPS increased in the third quarter and first nine months of fiscal 2019 driven by lower non-GAAP effective tax rates and lower diluted weighted-average common shares outstanding driven by share repurchases. Refer to the Share Repurchases and Dividends section below for additional information.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment needed to support our business strategies, the performance of our business, capital expenditures, credit facilities, short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are components of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our Best Buy 2020 strategy.

The following table summarizes our cash and cash equivalents and short-term investments at November 3, 2018, February 3, 2018, and October 28, 2017 ($ in millions):

	November 3, 2018	February 3, 2018	October 28, 2017
Cash and cash equivalents	$1,228	$1,101	$1,103
Short-term investments	76	2,032	2,237
Total	$1,304	$3,133	$3,340

The decreases in total cash, cash equivalents and short-term investments from February 3, 2018, and October 28, 2017, were primarily due to share repurchases and the acquisition of GreatCall.

Cash Flows

The following table summarizes our cash flows from total operations for the nine months ended November 3, 2018, and October 28, 2017 ($ in millions):

	Nine Months Ended
	November 3, 2018	October 28, 2017
Total cash provided by (used in):
Operating activities	$1,107	$1,203
Investing activities	574	(1,016)
Financing activities	(1,526)	(1,335)
Effect of exchange rate changes on cash	(16)	15
Increase (decrease) in cash, cash equivalents and restricted cash	$139	$(1,133)

Operating Activities

The decrease in cash provided by operating activities was primarily due to changes in working capital from the timing of collections of receivables, higher incentive compensation payments and the timing of income tax payments partially offset by timing of receipts and payments on inventory.
Investing Activities

The increase in cash provided by investing activities was primarily due to a decrease in purchases of investments, partially offset by a decrease in sales of investments and the acquisition of GreatCall.

Financing Activities

The increase in cash used in financing activities was primarily due to a decrease in the issuance of common stock from a decrease in the volume of option exercises, and an increase in our regular quarterly dividend rate from $0.34 per share in fiscal 2018 to $0.45 per share in fiscal 2019. The cash used in the repayment of our 2018 Notes and cash provided by the issuance of our $500 million principal amount of notes due October 1, 2028 (the "2028 Notes") largely offset.
Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, short-term investments, our credit facilities and other debt arrangements are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures, share repurchases, dividends and strategic initiatives, including business combinations. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

On April 17, 2018, we entered into a new $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in April 2023. The Five-Year Facility Agreement replaced the previous $1.25 billion unsecured revolving credit facility, which was originally scheduled to expire in June 2021, but was terminated on April 17, 2018. Refer to Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements for additional information. At November 3, 2018, we had no borrowings outstanding under the Five-Year Facility Agreement.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At November 3, 2018, we were in compliance with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlook at December 5, 2018, are summarized below. On September 24, 2018, Moody's upgraded its outlook from stable to positive. On August 21, 2018, Fitch upgraded its rating from BBB- to BBB and changed its outlook from positive to stable. Standard & Poor's ratings remain unchanged from those reported in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB	Stable
Moody's	Baa1	Positive
Fitch	BBB	Stable

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for general liability insurance and workers’ compensation insurance. Restricted cash and cash equivalents, which are included in Other current assets on our Condensed Consolidated Balance Sheets, remained relatively unchanged at $211 million, $199 million and $197 million at November 3, 2018, February 3, 2018, and October 28, 2017, respectively.

Debt and Capital

On August 1, 2018, we repaid our 2018 Notes using existing cash resources and on September 27, 2018, we issued our 2028 Notes. Refer to Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements and Note 5, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for further information about our outstanding notes.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

In February 2017, our Board authorized a $5.0 billion share repurchase program that superseded the previous $5.0 billion authorization from 2011. There is no expiration date governing the period over which we can repurchase shares under the February 2017 authorization. On March 1, 2018, we announced our intent to repurchase $1.5 billion of shares in fiscal 2019, which reflects an updated two-year plan of $3.5 billion compared to the original $3.0 billion two-year plan announced on March 1, 2017. Between the end of the third quarter of fiscal 2019 on November 3, 2018, and December 5, 2018, we repurchased an incremental 2.5 million shares of our common stock at a cost of $168 million.

The following table presents our share repurchase activity for the three and nine months ended November 3, 2018, and October 28, 2017 ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Total cost of shares repurchased	$369	$366	$1,143	$1,147
Average price per share	$76.04	$57.14	$74.10	$52.35
Number of shares repurchased	4.8	6.4	15.4	21.9

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. The following table presents our dividend activity for the three and nine months ended November 3, 2018, and October 28, 2017 ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Regular quarterly cash dividends per share	$0.45	$0.34	$1.35	$1.02
Cash dividends declared and paid	$123	$102	$376	$310

The increase in cash dividends declared and paid for the three and nine months ended November 3, 2018, compared to the same periods in the prior year was the result of an increase in the regular quarterly dividend rate, partially offset by fewer shares due to the return of capital to shareholders through share repurchases.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.1 at November 3, 2018, compared to 1.3 at February 3, 2018, and 1.2 at October 28, 2017. The decreases from February 3, 2018, and October 28, 2017, were primarily due to the use of existing cash to fund share repurchases and the acquisition of GreatCall. This was partially offset by the repayment of our 2018 Notes, which were included in current liabilities at February 3, 2018, and October 28, 2017.

Our debt to net earnings ratio was 1.2 at November 3, 2018, compared to 1.4 at February 3, 2018, and 1.1 at October 28, 2017. The changes from February 3, 2018, and October 28, 2017, were primarily due to fluctuations in net earnings.

Our non-GAAP debt to EBITDAR ratio, which includes capitalized operating lease obligations in its calculation, remained unchanged at 1.6 at November 3, 2018, February 3, 2018, and October 28, 2017, respectively.

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

The following table presents a reconciliation of our debt to net earnings ratio and our non-GAAP debt to EBITDAR ratio for continuing operations ($ in millions):

	November 3, 2018(1)	February 3, 2018(1)	October 28, 2017(1)
Debt (including current portion)	$1,326	$1,355	$1,329
Capitalized operating lease obligations (5 times rental expense)(2)	3,891	3,914	3,910
Non-GAAP debt	$5,217	$5,269	$5,239

Net earnings from continuing operations	$1,093	$999	$1,242
Other income (expense) (including interest expense, net)	(5)	26	35
Income tax expense	696	818	575
Depreciation and amortization expense	733	683	663
Rental expense	778	782	782
Restructuring charges(3)	57	10	9
Non-GAAP EBITDAR	$3,352	$3,318	$3,306

Debt to net earnings ratio	1.2	1.4	1.1
Non-GAAP debt to EBITDAR ratio	1.6	1.6	1.6

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

(3)
Refer to Note 6, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements and Note 4, Restructuring Charges, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for additional information regarding the nature of these charges.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our operating leases and our $1.25 billion in undrawn capacity on our credit facility at November 3, 2018, which, if drawn upon, would be included as short-term debt on our Condensed Consolidated Balance Sheets.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macro-economic conditions (including fluctuations in housing prices, oil markets and jobless rates), conditions in the industries and categories in which we operate, changes in consumer preferences or confidence, changes in consumer spending and debt levels, the mix of products and services offered for sale in our physical stores and online, credit market changes and constraints, product availability, trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs and duties), competitive initiatives of competitors (including pricing actions and promotional activities), strategic and business decisions of our vendors (including actions that could impact promotional support, product margin and/or supply), the success of new product launches, the impact of pricing investments and promotional activity, weather, natural or man-made disasters, attacks on our data systems, our ability to prevent or react to a disaster recovery situation, changes in laws or regulations, changes in tax rates, changes in taxable income in each jurisdiction, tax audit developments and resolution of other discrete tax matters, the effects of the Tax Act, foreign currency fluctuation, our ability to manage our property portfolio, the impact of labor markets, our ability to retain qualified employees and management, failure to achieve anticipated expense and cost reductions, disruptions in our supply chain, the costs of procuring goods we sell, failure to achieve anticipated revenue and profitability increases from operational and restructuring changes (including investments in our multi-channel capabilities), inability to secure or maintain favorable vendor terms, failure to accurately predict the duration over which we will incur costs, development of new businesses, failure to complete or achieve anticipated benefits of acquisitions or other transactions (including our recent acquisition of GreatCall), including, with respect to such transactions, the risks that revenues following the transactions may be lower than expected, operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, and suppliers) may be greater than expected and that we may assume unexpected risks and liabilities from the transaction), the success of our strategic initiatives and our ability to protect information relating to our employees and customers. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

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

As of November 3, 2018, we had $1.3 billion of cash and short-term investments and $1.2 billion of debt that has been swapped to floating rate. Therefore, we had net cash and short-term investments of $0.1 billion generating income that is exposed to interest rate changes. As of November 3, 2018, a 50 basis-point increase in short-term interest rates would lead to an estimated $1 million reduction in net interest expense, and conversely a 50 basis-point decrease in short-term interest rates would lead to an estimated $1 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. The aggregate notional amount related to our foreign exchange forward contracts outstanding at November 3, 2018, was $83 million. The net fair value recorded on our Condensed Consolidated Balance Sheets at November 3, 2018, related to our foreign exchange forward contracts was $1 million. The amount recorded on our Condensed Consolidated Statements of Earnings related to all contracts settled and outstanding was $0 million for the three months ended November 3, 2018, and a gain of $2 million for the nine months ended November 3, 2018.

Foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as these foreign currencies translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact of $38 million on our revenue and a $0 million impact on our net earnings for the three months ended November 3, 2018, and a net unfavorable impact of $3 million on our revenue and a $0 million impact on our net earnings for the nine months ended November 3, 2018.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis and otherwise as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 3, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 3, 2018, our disclosure controls and procedures were effective.

There was no change in internal control over financial reporting during the fiscal quarter ended November 3, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our legal proceedings, see Note 14, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents information regarding our repurchases of common stock during the third quarter of fiscal 2019:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
August 5, 2018 through September 1, 2018	1,558,776	$78.77	1,558,776	$2,132,000,000
September 2, 2018 through October 6, 2018	1,659,266	$78.00	1,659,266	$2,002,000,000
October 7, 2018 through November 3, 2018	1,641,664	$71.45	1,641,664	$1,885,000,000
Total	4,859,706	$76.04	4,859,706

(1)
Pursuant to a $5.0 billion share repurchase program that was authorized by our Board in February 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2017 share repurchase program. For additional information, see Note 11, Repurchase of Common Stock, in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)

4.1
Third Supplemental Indenture, dated as of September 27, 2018, to the Indenture, dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on September 27, 2018)

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

101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2019, filed with the SEC on December 7, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at November 3, 2018, February 3, 2018, and October 28, 2017, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended November 3, 2018, and October 28, 2017, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 3, 2018, and October 28, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended November 3, 2018, and October 28, 2017, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 3, 2018, and October 28, 2017, and (vi) the Notes to Condensed Consolidated Financial Statements.

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

BEST BUY CO., INC.
(Registrant)

Date: December 7, 2018	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: December 7, 2018	By:	/s/ CORIE BARRY
Corie Barry
Chief Financial Officer

Date: December 7, 2018	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer