Form 10-K
period 2019-02-02
BEST BUY CO INC
filed 2019-03-28
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emergency growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2018, was approximately $15.7 billion, computed by reference to the price of $76.08 per share, the price at which the common equity was last sold on August 3, 2018, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
As of March 26, 2019, the registrant had 267,804,388 shares of its Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to its 2019 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

BEST BUY    FISCAL    2019    FORM    10-K

PART I

Item 1.  Business.

Unless the context otherwise requires, the terms "we," "us" and "our" in this Annual Report on Form 10-K refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Description of Business

We were incorporated in the state of Minnesota in 1966. We strive to enrich the lives of consumers through technology, whether they connect with us online, visit our stores or invite us into their homes. We do this by solving technology problems and addressing key human needs across a range of areas, including entertainment, productivity, communication, food preparation, security and health and wellness. We have operations in the U.S., Canada and Mexico.

Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S. under various brand names including Best Buy, bestbuy.com, Best Buy Direct, Best Buy Express, Best Buy Mobile, Geek Squad, GreatCall, Magnolia and Pacific Kitchen and Home. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile, Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx.

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., and all remaining stores were closed during the second quarter of fiscal 2019. On October 1, 2018, we acquired all of the outstanding shares of GreatCall, Inc. ("GreatCall"), a leading connected health services provider for aging consumers that offers easy-to-use mobile products and connected devices. Additional information on these changes is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Acquisition, and Note 9, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Operations

Our Domestic and International segments are managed by leadership teams responsible for all areas of the business. Both segments operate a multi-channel platform that allows customers to connect with us online, visit our stores or invite us into their homes.

Domestic Segment

Development of merchandise and services offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising and labor deployment across all channels are centrally managed. In addition, support capabilities (for example, human resources, finance and real estate management) are generally performed at our corporate headquarters. We also have field operations that support retail, services and in-home teams from our corporate headquarters and regional locations. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized. All stores generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics.

International Segment

Our Canada and Mexico operations are similar to those in our Domestic segment.

Merchandise and Services

Our Domestic and International segments have offerings in six revenue categories: Computing and Mobile Phones, Consumer Electronics, Appliances, Entertainment, Services and Other. These categories provide products and services to our customers that address key human needs across a range of areas, including entertainment, productivity, communication, food preparation, security and health and wellness. The key components of each revenue category are as follows:

•	Computing and Mobile Phones - computing and peripherals, e-readers, mobile phones (including related mobile network carrier commissions), networking, tablets and wearables (including smartwatches);

•	Consumer Electronics - digital imaging, health and fitness, home theater, portable audio (including headphones and portable speakers) and smart home;

•	Appliances - major appliances (including dishwashers, laundry, ovens and refrigerators) and small appliances (including blenders, coffee makers and vacuums);

•	Entertainment - drones, gaming hardware and software, movies, music, toys, virtual reality and other software;

•	Services - consultation, delivery, design, installation, memberships, protection plans, repair, set-up, technical support and GreatCall offerings; and

•	Other - beverages, snacks, sundry items and other product offerings within our International segment (including baby, luggage and sporting goods).

Distribution

Domestic Segment

Customers who purchase products online have the choice to pick up product at U.S. Best Buy stores or have it delivered directly to them from a distribution center or retail store. Our ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise is shipped directly from manufacturers to our distribution centers located throughout the U.S. In order to meet release dates for certain products, merchandise may be shipped directly to our stores from suppliers.

International Segment

Our Canada and Mexico distribution model is similar to that of our Domestic segment.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2019, our 20 largest suppliers accounted for approximately 64% of the merchandise we purchased, with five suppliers – Apple, Samsung, Hewlett-Packard, Sony and LG – representing approximately 51% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or that secure any of the key terms of our arrangements.

We carefully monitor and manage our inventory levels in an effort to match quantities on hand with consumer demand as closely as possible. Key elements to our inventory management process include the following: continuous monitoring of historical and projected consumer demand, continuous monitoring and adjustment of inventory receipt levels and pricing, agreements with vendors relating to reimbursement for the cost of markdowns or sales incentives and agreements with vendors relating to return privileges for certain products.

We also have a global sourcing operation to design, develop, test and contract-manufacture our exclusive brand products.

Store Development

We had 1,187 large-format and 51 small-format stores at the end of fiscal 2019 throughout our Domestic and International segments. Our stores are a vital component of our multi-channel strategy and we believe they are an important competitive advantage. We have the ability to ship from all of our Best Buy stores in the U.S. and all of our large-format stores in Canada. Customers may also elect to pick up orders initiated online in any of our stores. Beginning in 2013, we opened vendor store-within-a-store concepts to allow closer vendor partnerships and a higher quality customer experience. In fiscal 2020 and beyond, we will continue to look for opportunities to optimize our store space, renegotiate leases and selectively open or close locations to support our operations.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, Best Buy, Best Buy Express, Best Buy Mobile, Dynex, Geek Squad, GreatCall, Insignia, Jitterbug, Lively, Magnolia, Modal, My Best Buy, Pacific Sales, Pacific Kitchen and Home, Platinum, Rocketfish, 5Star and our Yellow Tag logo.
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

Competition

Our competitors are primarily multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers, vendors and mobile network carriers who offer their products and services directly to customers. We believe our ability to help customers online, in stores and in their homes and to connect technology product and solutions with customer needs offers us key competitive advantages. Some of our competitors have lower cost operating structures and seek to compete for sales primarily on price. In the U.S., online-only retailers historically were not generally required to collect sales taxes in certain states. However, a June 2018 Supreme Court decision (South Dakota v. Wayfair) authorized states to require online-only retailers to collect and remit sales taxes. As a result, the online-only sales tax advantage of some of our competitors will continue to erode as more states require online-only retailers to collect sales tax. We carefully monitor pricing offered by other retailers, as maintaining price competitiveness is one of our ongoing priorities. In addition, we have price-matching policies that allow customers to request that we match a price offered by certain retail stores and online operators. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us through our global vendor partnerships. We believe our dedicated and knowledgeable people, our integrated online, retail and in-home assets, our broad and curated product assortment, our strong vendor partnerships, our service and support offerings designed to solve real customer needs, our unique ability to showcase technology in distinct store formats and our supply chain are important ways in which we maintain our competitive advantage.

Environmental and Social Matters

We are an organization built upon values-driven leadership and focused on our purpose to enrich lives through technology. We seek to apply our sense of corporate responsibility and focus on sustainable development to our interactions with all our stakeholders, including our customers, our employees, our vendor partners, our stockholders, the community in which we operate and the environment. Examples of such activities include the following.

For employees, we expanded our benefits to include enhanced mental health coverage, backup childcare, caregiver leave and paid time off for part-time employees. We reinforced our commitment to diversity and inclusion by signing the CEO Action for Diversity & Inclusion Pledge and the Parity Pledge.

We are committed to supporting teens from underserved communities by building brighter futures through technology training and mentorship. The primary way we do this is through our network of Best Buy Teen Tech Centers, which help prepare teens for careers in tech by providing them with opportunities to engage with the latest technology, learn core professional skills and connect with Best Buy employee mentors. We currently have 25 Teen Tech Centers and plan to reach 60 in total over the next few years.

We continuously look for solutions that minimize carbon emissions in our operations and have achieved a significant carbon reduction toward our goal of 60 percent by 2020 (over a 2009 baseline), from both operational reductions and renewable sourcing. We also help our customers live more sustainably by assorting ENERGY STAR® certified products, which help them save money on utility bills. In addition, we collected more than 180 million pounds of consumer electronics and appliances for recycling in fiscal 2019.

Please refer to our Best Buy Corporate Responsibility & Sustainability Report on our website for further information on environmental and social performance.

Number of Employees

At the end of fiscal 2019, we employed nearly 125,000 full-time, part-time and seasonal employees in the U.S., Canada and Mexico. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive locally and in the aggregate relative to others in our industry.

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

We face strong competition from multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers, vendors and mobile network carriers, which directly affects our revenue and profitability.

While we constantly strive to offer consumers the best value, the retail sector is highly competitive. Price is of great importance to most customers, and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices. We compete with many other local, regional, national and international retailers and technology service providers, as well as some of our vendors and mobile network carriers that market their products directly to consumers. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with us.

The retail sector continues to experience a trend towards an increase in sales initiated online and using mobile applications, and some online-only businesses have lower operating costs. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-price or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins. Because our business strategy is based on offering superior levels of customer service and a full range of services to complement the products we offer, our cost structure might be higher than some of our competitors, and this, in conjunction with price transparency, could put pressure on our margins.

As these and related competitive factors evolve, we may experience material adverse pressure on our revenue and profitability.

Our strategy to expand into new products, services and technologies brings new business, financial and regulatory risks.

As we introduce new products and services, using new technologies and applications, we may have limited experience in these newer market segments and our customers may not like our new value propositions. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions, failures or other issues. For example, as our value proposition evolves to support the healthcare industry with technology, we may be subject to privacy and information security rules, such as the Health Insurance Portability and Accountability Act, and/or subject to increased potential liability risk.

This expanded risk increases the complexity of our business and places significant responsibility on our management, employees, operations, systems, technical expertise, financial resources, and internal financial and regulatory control and reporting functions. In addition, new initiatives we test through trials and pilots may not scale or grow effectively or as we expected, which could limit our growth and negatively affect our operating results. They may also involve significant laws or regulations that are beyond our current expertise.

As a part of our strategy to enrich lives through technology, we are entering the health area, growing organically as well as inorganically. In fiscal 2019 we acquired GreatCall, which provides emergency concierge and monitoring services to subscribed customers. Such services might expose us to liability risk resulting from failures in the fulfillment of our services. In addition, the services and systems used could expose us to customer data information security as well as business or system interruption risks. These and other related issues could have a material adverse impact on our financial results.

Our focus on services as a strategic priority exposes us to certain risks that could have a material adverse impact on our revenue and profitability as well as our reputation.

We offer a full range of services that complement our product offerings, including consultation, delivery, design, installation, memberships, protection plans, repair, set-up, technical support, and health, safety and caregiving monitoring and support. Designing, marketing and executing these services is subject to incremental risks. These risks include, for example:

•	increased labor expense to fulfill our customer promises, which may be higher than the related revenue;

•	increased risk of errors or omissions in the fulfillment of services;

•	unpredictable extended warranty failure rates and related expenses;

•	employees in transit using company vehicles to visit customer locations and employees being present in customer homes, which may increase our scope of liability;

•	the potential for increased scope of liability relating to managed services offerings;

•	employees having access to customer devices, including the information held on those devices, which may increase our responsibility for the security of those devices and the data they hold;

•
the engagement of third parties to assist with some aspects of construction and installation, and the potential responsibility for the actions they withtake, and for compliance with building codes and related regulations; and

•	increased risk of non-compliance with new laws and regulations applicable to these services.

Our reliance on key vendors and mobile network carriers subjects us to various risks and uncertainties which could affect our revenue and profitability.

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2019, our 20 largest suppliers accounted for approximately 64% of the merchandise we purchased (70% in fiscal 2018), with five suppliers - Apple, Samsung, Hewlett-Packard, Sony and LG - representing approximately 51% of total merchandise purchased (56% in fiscal 2018). We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. Our profitability depends on us securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. While we believe we offer capabilities that these vendors value and depend upon, to varying degrees, our vendors may be able to leverage their competitive advantages - for example, their financial strength, the strength of their brands with customers, their own stores or online channels or their relationships with other retailers - to our commercial disadvantage. The potential adverse impact of these factors can be amplified by price transparency (which can limit our flexibility to modify selling prices) and a highly competitive retail environment. Generally, our ability to negotiate favorable terms with our vendors is more difficult with vendors where our purchases represent a smaller proportion of their total revenues and/or when there is less competition. In addition, vendors may decide to cease allowing us to offer certain categories, focus their marketing efforts on alternative channels or make unfavorable changes to our commissions or other terms.

We are also dependent on a relatively small number of mobile carriers to allow us to offer mobile devices with carrier connections. The competitive strategies utilized by mobile network carriers can have a material impact on our business, especially with ongoing consolidation in the mobile industry. For example, if carriers change the structure of customer contracts, customer upgrade terms, customer qualification requirements, monthly fee plans, cancellation fees or service levels, the volume of upgrades and new contracts we sign with customers may be reduced, adversely affecting our revenue and profitability. In addition, our carriers also may serve customers through their own stores, websites, mobile applications and call centers or through other competing retail channels.

If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed. Changes in market compensation rates may adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high-quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail sector is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. Failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry, may negatively impact our operations.

We operate in a competitive labor market and there is a risk that market increases in compensation could have a material adverse effect on our profitability. Market increases to field employee hourly wage rates, along with our ability to implement corresponding adjustments within our labor model and wage rates, could have a material impact to the profitability of our business.

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

•
the financial, operational and business impact of new regulations governing data privacy and security, such as the California Consumer Privacy Act ("CCPA"). When it goes into effect on January 1, 2020, the regulation will provide new consumer data privacy rights for California residents and will require companies to provide new disclosures to California consumers, allowing them to opt-out of certain uses of their personal information. However, legislators have stated that they intend to propose amendments to the CCPA, and it remains unclear what, if any, modifications will be made to the CCPA or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and incur incremental expenses in an effort to comply.

•
the impact of other new or changing statutes and regulations, including, but not limited to, financial reform; National Labor Relations Board rule changes; healthcare reform; corporate governance matters; escheatment rules; rules governing pricing, content, distribution, copyright, mobile communications, electronic device certification or payment services; and/or other as yet unknown legislation that could affect how we operate and execute our strategies as well as alter our expense structure;

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

Real GDP growth, consumer confidence, inflation, employment levels, oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumer demand for the products and services that we offer. Geopolitical issues around the world and how our markets are positioned might also impact the macroeconomic conditions and could have a material adverse impact on our financial results.

Failure to effectively manage our costs could have a material adverse effect on our profitability.

As discussed above, our revenues are susceptible to volatility from various sources, which can lead to periods of flat or declining revenues. However, some of our operating costs are fixed and/or are subject to multi-year contracts. Some elements of our costs may be higher than our competitors' because of, for example, our extended retail footprint and structure, our differential service offerings or our levels of customer service. Accordingly, our ongoing drive to reduce costs and increase efficiency represents a strategic imperative. Failure to successfully manage our costs could have a material adverse impact on our profitability and curtail our ability to fund our growth or other critical initiatives.

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

Our information technology systems and those of our partners are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks and other malicious actions), catastrophic events (such as fires, tornadoes, earthquakes and hurricanes) and usage errors by our employees. The failure or interruption of these information systems, data centers or their backup systems could significantly disrupt our business and cause higher costs and lost revenues and could threaten our ability to remain in operation.

We also utilize complex information technology platforms to operate our websites and mobile applications. If we fail to secure these systems against attacks or fail to effectively upgrade and maintain our hardware, software, network and system infrastructure and improve the efficiency and resiliency of our systems, it could cause system interruptions and delays. Disruptions to these services, such as those caused by unforeseen traffic levels, malicious attacks, other technical difficulties or events outside of our control, such as natural disasters, power or telecommunications failures or loss of critical data, could prevent us from accepting and fulfilling customer orders for products or services, which could cause us to forgo material revenues, incur material costs and adversely affect our reputation.

Failure to prevent or effectively respond to a breach of the privacy or security of our customer, employee, vendor or company information could expose us to substantial costs and reputational damage, as well as litigation and enforcement actions.

Our business involves the collection, use and storage of customer information, including payment card information, as well as confidential information regarding our employees, vendors and other company information. We also share confidential information with suppliers and other third parties, as well as use third-party technology and systems which transmit customer information for a variety of activities. While we take significant steps to protect this information, external criminal activity, such as cyber-attacks, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties, may undermine our privacy and security measures and unauthorized parties may obtain access to our data systems and misappropriate employee, customer and other confidential data. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate such attacks or promptly and effectively respond to them. Any compromise of our customer information or other confidential information could have a material adverse effect on our reputation or our relationships with our customers and partners, which may in turn have a negative impact on our revenue and may expose us to material costs, penalties and claims.

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

Increasing costs associated with information security and customer data privacy, such as increased investment in technology and qualified staff, costs of compliance, costs resulting from fraud, and costs of cyber and privacy insurance, could cause our business and results of operations to suffer materially. Additionally, new laws, like the General Data Protection Regulation and CCPA, are expanding company obligations to protect the privacy of customer data, requiring additional resources and creating incremental risk of potential breach. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

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

We may decide to enter into new joint ventures, partnerships, alliances or acquisitions with third parties (collectively, "new ventures"). Assessing the viability of new ventures is typically subject to significant uncertainty and the success of such new ventures can be adversely affected by many factors, including, for example:

•	different and incremental business risks of the new venture;

•	failure to motivate and retain key employees of the new venture;

•	uncertainty of forecasting financial performance;

•	failure to integrate aspects of the new venture into our existing business, such as new product or service offerings or information technology systems;

•	failure to maintain appropriate internal control over financial reporting;

•	failure to generate expected synergies, such as cost reductions;

•	unforeseen changes in the business environment of the new venture;

•	disputes or strategic differences with other third-party participants in the new venture; and

•	adverse impacts on relationships with vendors and other key partners of our existing business or the new venture.

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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of competitive promotional activity and customer buying patterns, which makes it difficult to forecast and react to these factors quickly. Unexpected events or developments, such as natural or man-made disasters, changes in consumer demand, economic factors, product sourcing issues, cyber-attacks, failure or interruption of management information systems or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations. As a result of these factors, there is a risk that our fourth quarter and annual results could be adversely affected.

Many of the products we sell are highly susceptible to technological advancement, product life cycle fluctuations and changes in consumer preferences.

We operate in a highly and increasingly dynamic industry sector fueled by constant technology innovation and disruption. This manifests itself in a variety of ways: emergence of new products and categories, rapid maturation of categories, cannibalization of categories, declining price points and product replacement and upgrade cycles.

This rapid pace of change can be hard to predict and manage, and there is no guarantee we can effectively do this all the time. If we fail to interpret, predict and react to these changes in a timely and effective manner, the consequences can include: failure to offer the products and services that our customers want; having excess inventory, which may require heavy discounting or liquidation; inability to secure adequate access to brands or products for which consumer demand exceeds supply; delays in adapting our merchandising, marketing or supply chain capabilities to accommodate changes in product trends; and damage to our brand and reputation.

These and other similar factors could have a material adverse impact on our revenue and profitability.

Economic, regulatory and other developments could adversely affect our ability to offer attractive promotional financing to our customers and adversely affect the profits we generate from these programs.

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 25% of our fiscal 2019 revenue was transacted using one of the company's branded cards. In addition, we earn profit-share income and share in any losses from certain of our banking partners based on the performance of the programs. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits or losses of the programs.

Interruptions and other factors affecting our supply chain, including in-bound deliveries from our vendors, may adversely affect our business.

Our supply chain is a critical part of our operations, particularly in light of industry trends and initiatives, such as ship-from-store and the emphasis on fast delivery when purchasing online. We depend on our vendors' abilities to deliver products to us at the right location, right time and in the right quantities. We also depend on third parties for the operation of certain aspects of our supply chain network. The factors that can adversely affect these aspects of our operations include:

•	interruptions to our delivery capabilities;

•	failure of third parties to meet our standards or commitments;

•	disruptions to our systems and the need to implement new systems;

•	limitations in capacity;

•	consolidation or business failures in the transportation and distribution sectors;

•	labor strikes or slow-downs impacting ports or any other aspect of our supply chain;

•	damages or other loss to products; and

•	increasing transportation costs.

It is important that we maintain optimal levels of inventory in each store and distribution center and respond rapidly to shifting demands. Any disruption to, or inefficiency in, our supply chain network could damage our revenue and profitability. The risks associated with our dependence on third parties are greater for small parcel home deliveries because of the relatively small number of carriers with the scope and capacity required by our business. The continuing growth of online purchases for delivery increases our exposure to these risks. If we fail to manage these risks effectively, we could experience a material adverse impact on our reputation, revenue and profitability.

Catastrophic events could adversely affect our operating results.

The risk or actual occurrence of various catastrophic events could have a material adverse effect on our financial performance. Such events may be caused by, for example:

•	natural disasters or extreme weather events;

•	diseases or epidemics that may affect our employees, customers or partners;

•	floods, fires or other catastrophes affecting our properties; or

•	terrorism, civil unrest or other conflicts.

In recent years, we have observed an increase in the number and severity of certain events in many of our markets. Such events can adversely affect our work force and prevent employees and customers from reaching our stores and properties and can disrupt or disable portions of our supply chain and distribution network. They can also affect our information technology systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

Demand for the products and services we sell could decline if we fail to maintain positive brand perception and recognition.

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our company and our brands are key to our success. Operational factors such as, for example, failure to deliver high quality services, uncompetitive pricing, failure to meet delivery promises or business interruptions could damage our reputation. External factors, such as negative public remarks or accusations, could also be damaging. The ubiquity of social media means that customer feedback and other information about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in, among other things, declines in revenues and customer loyalty, decreases in gift card and service plan sales, lower employee retention and productivity and vendor relationship issues, all of which could materially adversely affect our revenue and profitability.

Product safety and quality concerns could have a material adverse impact on our revenue and profitability.

If the products we sell fail to meet applicable safety standards or our customers' expectations regarding safety and quality, we could be exposed to increased legal risk and our reputation may be damaged. Failure to take appropriate actions in relation to product recalls could lead to breaches of laws and regulations and leave us susceptible to government enforcement actions or private litigation. Recalls of products, particularly when combined with lack of available alternatives or our difficulty in sourcing sufficient volumes of replacement products, could also have a material adverse impact on our revenue and profitability.

Changes to labor or employment laws or regulations could have an adverse impact on our costs and impair the viability of our operating model.

As an employer of nearly 125,000 people in a large number of different jurisdictions, we are subject to risks related to employment laws and regulations including, for example:

•	the organization of unions and related regulations that affect the nature of labor relations, changes to which the National Labor Relations Board continually considers;

•	laws that impact the relationship between the company and independent contractors; and

•	laws that impact minimum wage, sick time, paid leave and scheduling requirements could directly or indirectly increase our payroll costs and/or impact the level of service we are able to provide.

Changes to laws and regulations such as these could adversely impact our reputation, our ability to continue operations and our profitability.

In addition, although as of February 2, 2019, none of our U.S. operations had employees represented by labor unions or working under collective bargaining agreements, any future organizing activity could adversely affect our costs and our results of operations.

Failure to effectively manage our real estate portfolio may negatively impact our operating results.

Effective management of our real estate portfolio is critical to our multi-channel strategy. Failure to identify and secure suitable locations for our stores and other facilities could impair our ability to compete successfully and our profitability. Most of our properties are leased, of which some are subject to long-term leases. As such, it is essential that we effectively evaluate a range of factors that may influence the success of our long-term real estate strategy. Such factors include, for example:

•	changing patterns of customer consumption and behavior, particularly in light of an evolving multi-channel environment;

•	the location and appropriate number of stores in our portfolio;

•	the interior layout, format and size of our stores;

•	the products and services we offer at each store;

•	the local competitive positioning, trade area demographics and economic factors for each of our stores;

•	the primary term lease commitment and long-term lease option coverage for each store;

•	the occupancy cost of our stores relative to market rents; and

•	our supply chain service location network strategy.

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

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and liquid investments, credit facilities, other debt arrangements and trade payables. Our liquidity could be materially adversely impacted if our vendors reduce payment terms and/or impose tighter credit limits. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit, our credit ratings and our reputation with potential lenders. These factors could have a material adverse effect on our costs of borrowing, our ability to pursue business opportunities and threaten our ability to meet our obligations as they become due.

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

We utilize third-party vendors for certain aspects of our operations, and any material disruption in our relationship or their services might have an impact to our business.

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

Sales of our exclusive brands products, which include Dynex, Insignia, Modal, Platinum and Rocketfish branded products, represent an important component of our product offerings and our revenue and profitability. Most of these products are manufactured by contract manufacturers based in southeast Asia. This arrangement exposes us to the following additional potential risks, which could have a material adverse effect on our operating results:

•
we have greater exposure and responsibility to consumers for warranty replacements and repairs as a result of exclusive brand product defects, and our recourse to contract manufacturers for such warranty liabilities may be limited in foreign jurisdictions;

•
we may be subject to regulatory compliance and/or product liability claims relating to personal injury, death or property damage caused by exclusive brand products, some of which may require us to take significant actions, such as product recalls;

•
we may experience disruptions in manufacturing or logistics due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key manufacturers or unforeseen natural disasters;

•	we may not be able to locate manufacturers that meet our internal standards, whether for new exclusive brand products or for migration of the manufacturing of products from an existing manufacturer;

•	we may be subject to a greater risk of inventory obsolescence as we do not generally have return to vendor rights;

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

•	our operations may be disrupted by trade disputes or excessive tariffs and we may not be able to source alternatives quickly enough to avoid interruptions in product supply;

•	we may be unable to obtain or adequately protect patents and other intellectual property rights on our exclusive brand products or manufacturing processes; and

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

We are subject to risks associated with vendors that source products outside of the U.S.

Our ability to find qualified vendors who can supply products in a timely and efficient manner that meet our internal standards of quality and safety can be difficult, especially with respect to goods sourced from outside the U.S. Risks such as political or economic instability, cross-border trade restrictions or tariffs, merchandise quality issues, product safety concerns, work stoppages, port delays, foreign currency exchange rate fluctuations, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. Vendors may also fail to invest adequately in design, production or distribution facilities, and may reduce their customer incentives, advertising and promotional activities or change their pricing policies.

These and other related issues could have a material adverse impact on our financial results.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We operate retail locations in Canada and Mexico. In addition, most of our exclusive brand products are manufactured by contract manufacturers based in southeast Asia. We also have wholly owned legal entities registered in various other foreign countries, including Barbados, Bermuda, China, Hong Kong, Luxembourg, the Republic of Mauritius, Turks and Caicos and the U.K. During fiscal 2019, our International segment's operations generated 8% of our revenue. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

•	political conditions and geopolitical events, including war and terrorism;

•	economic conditions, including monetary and fiscal policies and tax rules, as well as foreign exchange rate risk;

•	rules governing international trade and potential changes to trade policies or trade agreements and ownership of foreign entities;

•	cultural differences that we may be unable to anticipate or respond to appropriately;

•	different rules or practices regarding employee relations, including the existence of works councils or unions;

•	difficulties in enforcing intellectual property rights; and

•	difficulties encountered in exerting appropriate management oversight to operations in remote locations.

These factors could significantly disrupt our International operations and have a material adverse effect on our revenue and profitability and could lead us to incur material impairments and other exit costs.

Failure to meet the financial performance guidance or other forward-looking statements we have provided to the public could result in a decline in our stock price.

We may provide public guidance on our expected financial results or other forward-looking information for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our existing and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not be in line with guidance we have provided. We may not be able to accurately forecast our growth rate and profit margins. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments are fixed and we may not be able to adjust our spending quickly enough if our sales are less than expected. Our revenue growth may not be sustainable and our percentage growth rates may decrease. Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us, and our business is affected by general economic and business conditions worldwide. If our financial results for a particular period do not meet our guidance or the expectations of market participants, or if we reduce our guidance for future periods, the market price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.
Stores, Distribution Centers, Service Centers and Corporate Facilities
Domestic Segment
The following table summarizes the location and total square footage of our Domestic segment stores and outlet centers at the end of fiscal 2019:

	U.S. Best Buy Stores	U.S. Best Buy Outlet Centers	Pacific Sales Stores
Alabama	12	—	—
Alaska	2	—	—
Arizona	22	—	—
Arkansas	8	—	—
California	116	2	21
Colorado	21	—	—
Connecticut	12	—	—
Delaware	3	—	—
District of Columbia	1	—	—
Florida	64	—	—
Georgia	28	—	—
Hawaii	2	—	—
Idaho	5	—	—
Illinois	43	1	—
Indiana	23	—	—
Iowa	11	—	—
Kansas	8	—	—
Kentucky	9	—	—
Louisiana	16	—	—
Maine	3	—	—
Maryland	21	—	—
Massachusetts	23	—	—
Michigan	32	—	—
Minnesota	19	—	—
Mississippi	8	—	—
Missouri	18	—	—
Montana	3	—	—
Nebraska	5	—	—
Nevada	10	—	—
New Hampshire	6	—	—
New Jersey	25	—	—
New Mexico	5	—	—
New York	52	—	—
North Carolina	32	1	—
North Dakota	4	—	—
Ohio	35	—	—
Oklahoma	13	—	—
Oregon	11	—	—
Pennsylvania	36	—	—
Puerto Rico	3	—	—
Rhode Island	1	—	—
South Carolina	13	—	—
South Dakota	2	—	—
Tennessee	16	—	—
Texas	103	2	—
Utah	11	—	—
Vermont	1	—	—
Virginia	34	—	—
Washington	19	1	—
West Virginia	5	—	—
Wisconsin	21	1	—
Wyoming	1	—	—
Total Domestic store count	997	8	21

Square footage (in thousands)	38,658	271	571
Average square feet per store (in thousands)	39	34	27

The following table summarizes the ownership status of our Domestic segment stores and outlet centers at the end of fiscal 2019:

	U.S. Best Buy Stores	U.S. Best Buy Outlet Centers	Pacific Sales Stores
Owned store locations	25	—	—
Owned buildings and leased land	35	—	—
Leased store locations	937	8	21

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers, service centers, care centers, corporate and field offices of our Domestic segment at the end of fiscal 2019:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	23 locations in 17 states	9,503	3,168
Geek Squad service center(1)	Louisville, Kentucky	237	—
Principal corporate headquarters(2)	Richfield, Minnesota	—	1,452
Territory field offices	11 locations throughout the U.S.	87	—
GreatCall care centers and corporate office space	3 locations in 2 states	136	—
Pacific Sales corporate office space	Torrance, California	16	—

(1)	The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)
Our principal corporate headquarters consists of four interconnected buildings. Certain vendors who provide us with a variety of corporate services occupy a portion of our principal corporate headquarters. We also sublease a portion of the office space to unaffiliated third parties.

International Segment

The following tables summarize the location and total square footage of our International segment stores at the end of fiscal 2019:

	Best Buy Stores	Best Buy Mobile Stores	Best Buy Express Stores
Canada
Alberta	18	8	—
British Columbia	22	8	—
Manitoba	4	—	—
New Brunswick	3	—	—
Newfoundland	1	—	—
Nova Scotia	3	1	—
Ontario	54	23	—
Prince Edward Island	1	—	—
Quebec	22	5	—
Saskatchewan	4	—	—
Total Canada store count	132	45	—

Square footage (in thousands)	3,743	42	—
Average square feet per store (in thousands)	28	1	—

	Best Buy Stores	Best Buy Mobile Stores	Best Buy Express Stores
Mexico
Chihuahua	1	—	—
Ciudad de México	8	—	4
Coahuila	—	—	1
Estado de México	3	—	—
Guanajuato	1	—	—
Jalisco	4	—	—
Michoacan	1	—	—
Morelos	1	—	—
Nuevo León	3	—	1
Paseo Interlomas	1	—	—
Puebla	1	—	—
Queretaro	1	—	—
Quintana Roo	1	—	—
San Luis Potosí	1	—	—
Veracruz	1	—	—
Yucatan	1	—	—
Total Mexico store count	29	—	6

Square footage (in thousands)	810	—	12
Average square feet per store (in thousands)	28	—	2

Total International store count	161	45	6

The following table summarizes the ownership status of our International segment store locations at the end of fiscal 2019:

	Canada		Mexico
	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores	Best Buy Express Stores
Owned store locations	3	—	—	—
Leased store locations	129	45	29	6

The following table summarizes the location, ownership status and total square footage of space utilized for distribution centers and corporate offices of our International segment at the end of fiscal 2019:

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

Operating Leases

Additional information regarding our operating leases is available in Note 1, Summary of Significant Accounting Policies, and Note 10, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

For a description of our legal proceedings, see Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant
(As of March 26, 2019)

Name	Age	Position with the Company	Years with the Company
Hubert Joly	59	Chairman and Chief Executive Officer	6
Corie Barry	44	Chief Financial Officer & Strategic Transformation Officer	19
Kamy Scarlett	55	Chief Human Resources Officer & President, U.S. Retail Stores	5
R. Michael (Mike) Mohan	51	Chief Operating Officer, Best Buy U.S.	15
Keith J. Nelsen	55	General Counsel and Secretary	13
Brian Tilzer	48	Chief Digital and Technology Officer	1
Mathew R. Watson	48	Senior Vice President, Controller and Chief Accounting Officer	13

Hubert Joly is our Chairman and Chief Executive Officer. He was appointed as President and Chief Executive Officer and a Director in September 2012 and as Chairman in June 2015. Mr. Joly was previously the president and chief executive officer of Carlson, Inc., a worldwide hospitality and travel company based in Minneapolis, Minnesota, from 2008 until he joined Best Buy. Prior to becoming chief executive officer of Carlson, Mr. Joly was president and chief executive officer of Carlson Wagonlit Travel, a business travel management company, from 2004 until 2008. He held several senior executive positions with Vivendi S.A., a French multinational media and telecommunications company, from 1999 to 2004. Prior to that time, Mr. Joly worked in the technology sector at Electronic Data Systems (now part of Hewlett-Packard Co.) from 1996 to 1999 and at McKinsey & Company, Inc. from 1983 to 1996. Mr. Joly is currently a member of the board of directors of Ralph Lauren Corp., a leader in the design, marketing and retailing of premier lifestyle products. He also serves on the executive committees of the Business Council, the Retail Industry Leaders Association and the Minnesota Business Partnership, and on the board of trustees of the Minneapolis Institute of Arts and the Minnesota Orchestra. Mr. Joly previously served as a director of Carlson, Inc.; chair of the board of directors of the Rezidor Hotel Group; chair of the board of directors of Carlson Wagonlit Travel; chair of the Travel Facilitation Sub-Committee of the U.S. Department of Commerce Travel and Tourism Advisory Board; on the executive committee of the World Travel and Tourism Council; and on the board of overseers of the Carlson School of Management.

Corie Barry was appointed our Chief Financial Officer in June 2016 and also our Chief Strategic Transformation Officer in September 2018. In this role, she is responsible for overseeing all aspects of strategic transformation and growth, digital and technology, global finance, investor relations, enterprise risk and compliance, integration management, and Best Buy Health, which includes GreatCall. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles within the organization, both in the field and at corporate. Prior to her current role she was the company’s chief strategic growth officer and the interim leader of Best Buy’s services organization from 2015 until 2016. Prior to that dual-role, she served as senior vice president of domestic finance from 2013 to 2015; vice president, chief financial officer and business development of our home business group from 2012 to 2013; and vice president, finance of the home customer solutions group from 2010 to 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche, LLP. She also serves on the board of directors of Domino’s Pizza, Inc.

Kamy Scarlett was appointed our Chief Human Resources Officer in June 2017, and also our President, U.S. Retail Stores in January 2019. In this role, she oversees talent development and the health and well-being of the nearly 125,000 Best Buy employees worldwide, and the execution and operation of all domestic Best Buy store locations. Ms. Scarlett joined Best Buy in 2014. She has served in a variety of retail operations, marketing and human resources leadership roles since beginning her career in retail more than 30 years ago. Most recently, she was senior vice president of retail and chief human resources officer for Best Buy Canada from 2014 to May 2017. She was responsible for sales and profits in more than 180 stores in addition to enacting the human resources and talent management strategies for the company. Prior to joining Best Buy, Ms. Scarlett was the chief operating officer from 2012 to 2014 at Grafton-Fraser Inc., a leading Canadian retailer of men’s apparel. She also previously held leadership roles at Loblaw Cos., Hudson’s Bay Co. and Dylex Inc. Ms. Scarlett serves on the board of directors of Greater MSP and The Best Buy Foundation.

R. Michael (Mike) Mohan has served as our Chief Operating Officer, Best Buy U.S. since September 2018. His responsibilities include oversight over all customer channels for Best Buy’s domestic business, including retail, ecommerce and customer experience, services, home and Best Buy Direct. In addition, he leads category management, merchandising, marketing, supply chain and real estate for Best Buy’s core U.S. business. Prior to his current role, he served as senior executive vice president and chief merchandising and marketing officer from 2017 until September 2018; chief merchandising officer from 2014 to 2017; president, home from 2013 to 2014; senior vice president, general manager - home business group from 2011 to 2013; senior vice president, home theatre from 2008 to 2011; and vice president, home entertainment from 2006 to 2008. Prior to joining Best Buy in 2004 as vice president, digital imaging, Mr. Mohan was vice president and general merchandising manager for Good Guys, an audio/video specialty retailer in the western U.S. Mr. Mohan also previously worked at Future Shop in Canada from 1988 to 1997, prior to our acquisition of the company, where he served in various merchandising roles. Mr. Mohan serves on the board of directors for Bloomin’ Brands, a hospitality industry company that owns several American casual dining restaurant chains, and as a national trustee for the Boys & Girls Clubs of America.

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

Brian Tilzer has served as our Chief Digital and Technology Officer since May 2018. In this role, he is responsible for all aspects of information technology and digital at Best Buy to create a seamless and superior multichannel customer experience in support of the company’s Best Buy 2020 growth strategy. With more than 25 years of experience in strategic business development, operations and information technology, Mr. Tilzer has deep expertise in understanding, defining and delivering the technology necessary to provide a superior customer experience in a multichannel environment. Prior to joining Best Buy, he served as chief digital officer at CVS Health, the largest pharmacy healthcare provider in the U.S. He also has served as senior vice president of e-commerce for Staples and senior vice president of strategy and business development for Linens ’n Things. Before that, he held leadership roles with Accenture, including helping Best Buy with several growth and performance-improvement programs. Mr. Tilzer serves on the board of directors for Signet Jewelers, the largest retail jewelry chain in the U.S., Canada and United Kingdom.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol BBY. In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. In addition, our Board approved a special dividend that was declared and paid in the first quarter of each of fiscal 2016 and fiscal 2017. On February 28, 2019, we announced an increase in our regular quarterly dividend from $0.45 per share to $0.50 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Holders

As of March 26, 2019, there were 267,804,388 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 23, 2019, our Board authorized a new $3.0 billion share repurchase program that superseded the previous $5.0 billion authorization from February 2017, which had $1.5 billion remaining as of February 2, 2019. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization. During fiscal 2019, we repurchased and retired 21.2 million shares at a cost of $1.5 billion. Between the end of fiscal 2019 and March 26, 2019, we repurchased an incremental 0.9 million shares of our common stock at a cost of $62 million.

The following table presents the total number of shares of our common stock that we purchased during the fourth quarter of fiscal 2019, the average price paid per share, the number of shares that we purchased as part of our publicly announced repurchase program and the approximate dollar value of shares that may yet be purchased at the end of the applicable fiscal period, pursuant to our February 2017 $5.0 billion share repurchase program:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Nov. 4, 2018 through Dec. 1, 2018	2,222,495	$65.88	2,222,495	$1,739,000,000
Dec. 2, 2018 through Jan. 5, 2019	2,393,284	$56.10	2,393,284	$1,604,000,000
Jan. 6, 2019 through Feb. 2, 2019	1,184,372	$57.43	1,184,372	$1,536,000,000
Total fiscal 2019 fourth quarter	5,800,151	$60.12	5,800,151	$1,536,000,000

(1)
At the beginning of the fourth quarter of fiscal 2019, there was $1.9 billion available for share repurchases under our February 2017 $5.0 billion share repurchase program. The "Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program" column reflects the $349 million we purchased in the fourth quarter of fiscal 2019 pursuant to such program. For additional information, see Note 7, Shareholders' Equity, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The graph assumes an investment of $100 at the close of trading on February 1, 2014, the last trading day of fiscal 2014, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

Fiscal Years Ended	February 1, 2014	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019
Best Buy Co., Inc.	$100.00	$153.08	$126.20	$205.59	$345.38	$290.98
S&P 500	100.00	114.22	113.46	136.20	172.17	168.19
S&P Retailing Group	100.00	119.10	140.73	167.11	241.08	256.26
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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2019(1)	2018(2)(3)	2017(4)	2016(5)	2015(6)
Consolidated Statements of Earnings Data
Revenue	$42,879	$42,151	$39,403	$39,528	$40,339
Operating income	1,900	1,843	1,854	1,375	1,450
Net earnings from continuing operations	1,464	999	1,207	807	1,246
Gain (loss) from discontinued operations	—	1	21	90	(11)
Net earnings including noncontrolling interests	1,464	1,000	1,228	897	1,235
Net earnings attributable to Best Buy Co., Inc. shareholders	1,464	1,000	1,228	897	1,233
Per Share Data
Net earnings from continuing operations	$5.20	$3.26	$3.74	$2.30	$3.53
Net gain (loss) from discontinued operations	—	—	0.07	0.26	(0.04)
Net earnings	5.20	3.26	3.81	2.56	3.49
Cash dividends declared and paid	1.80	1.36	1.57	1.43	0.72
Operating Statistics
Comparable sales growth(7)	4.8%	5.6%	0.3%	0.5%	0.5%
Gross profit rate	23.2%	23.4%	24.0%	23.3%	22.4%
Selling, general and administrative expenses rate	18.7%	19.0%	19.2%	19.3%	18.8%
Operating income rate	4.4%	4.4%	4.7%	3.5%	3.6%
Year-End Data
Current ratio(8)	1.2	1.3	1.5	1.4	1.5
Total assets	$12,901	$13,049	$13,856	$13,519	$15,245
Debt, including current portion	1,388	1,355	1,365	1,734	1,613
Total equity	3,306	3,612	4,709	4,378	5,000
Number of stores
Domestic(9)	1,026	1,298	1,369	1,416	1,449
International	212	216	212	216	283
Total	1,238	1,514	1,581	1,632	1,732
Retail square footage (in thousands)
Domestic(9)	39,500	40,360	41,039	41,234	41,734
International	4,607	4,602	4,511	4,543	6,470
Total	44,107	44,962	45,550	45,777	48,204

(1)
Included within operating income, net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2019 is $46 million ($35 million net of taxes) of restructuring charges from continuing operations related to measures we took to restructure our business; $35 million ($28 million net of taxes) of charges associated with the acquisition of GreatCall, including acquisition-related transaction costs and the non-cash amortization of definite-lived intangible assets; and $7 million ($5 million net of taxes) related to a one-time bonus for certain employees in response to future tax savings created by the Tax Cuts and Jobs Act ("tax reform" or "Tax Act") enacted into law in fiscal 2018. Also included in net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2019 is $25 million of subsequent adjustments resulting from the Tax Act. Refer to Note 9, Restructuring Charges, Note 2, Acquisition, and Note 11, Income Taxes, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(2)	Fiscal 2018 included 53 weeks. All other periods presented included 52 weeks.

(3)
Included within operating income, net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2018 is $80 million ($51 million net of taxes) related to a one-time bonus for certain employees and $20 million ($13 million net of taxes) related to a one-time contribution to the Best Buy Foundation in response to future tax savings created by the Tax Act. Also included in net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2018 is $283 million of charges resulting from the Tax Act. Refer to Note 11, Income Taxes, in the Notes to the Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(4)
Included within net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2017 includes $161 million ($100 million net of taxes) due to cathode ray tube ("CRT") and LCD litigation settlements reached, net of related legal fees and costs. Settlements relate to products purchased and sold in prior fiscal years.

(5)
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

(6)
Included within net earnings from continuing operations and net earnings attributable to Best Buy Co., Inc. shareholders for fiscal 2015 includes $353 million due to a discrete benefit related to reorganizing certain European legal entities.

(7)
Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, from the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all Canadian store and website revenue was removed from the comparable sales base and the International segment no longer had a comparable metric. Therefore, Consolidated comparable sales equaled the Domestic segment comparable sales. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue and the International segment was once again deemed to be comparable and, as such, Consolidated comparable sales are once again equal to the aggregation of Domestic and International comparable sales. Comparable sales also exclude the impact of the extra week in fiscal 2018. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall. Consistent with our comparable sales policy, the results of GreatCall are excluded from our comparable sales calculation for fiscal 2019.

(8)	The current ratio is calculated by dividing total current assets by total current liabilities.

(9)	Includes Best Buy Outlet Centers for all fiscal years presented.

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

Overview

We strive to enrich the lives of consumers through technology, whether they connect with us online, visit our stores or invite us into their homes. We do this by solving technology problems and addressing key human needs across a range of areas, including entertainment, productivity, communication, food preparation, security and health and wellness. We have operations in the U.S., Canada and Mexico. We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., including GreatCall. The International segment is comprised of all operations in Canada and Mexico.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2019 and fiscal 2017 included 52 weeks, while fiscal 2018 included 53 weeks with the additional week occurring in the fiscal fourth quarter. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico.

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

The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, from the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all Canadian store and website revenue was removed from the comparable sales base and the International segment no longer had a comparable metric. Therefore, Consolidated comparable sales equaled the Domestic segment comparable sales. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue and the International segment was once again deemed to be comparable and, as such, Consolidated comparable sales are once again equal to the aggregation of Domestic and International comparable sales. However, we have not provided International comparable sales for fiscal 2017 as the calculation would only include comparable revenue from the fourth quarter of fiscal 2017 and may be misleading in future periods when used for comparison purposes. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall. Consistent with our comparable sales policy, the results of GreatCall are excluded from our comparable sales calculation for fiscal 2019.

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share ("EPS") from continuing operations. We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill impairments, gains and losses on investments, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.

In our discussions of the operating results of our Consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. We also may use the term "constant currency," which represents results adjusted to exclude foreign currency impacts. We calculate those impacts as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period currency exchange rates. We believe the disclosure of revenue changes in constant currency provides useful supplementary information to investors in light of significant fluctuations in currency rates.

Beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial metrics. When we began to execute our Renew Blue transformation in the fourth quarter of fiscal 2013, we adopted a change to non-GAAP reporting to exclude non-restructuring property and equipment impairment charges from our non-GAAP results. From that point, through the fourth quarter of fiscal 2017, we believed that reporting non-GAAP results that excluded these charges provided a supplemental view of our ongoing performance that was useful and relevant to our investors. Now that Renew Blue has ended and Best Buy 2020 has officially launched, we believe it is no longer necessary to adjust for non-restructuring property and equipment impairments in our non-GAAP reporting. We believe that future such impairments will predominantly be immaterial and incurred in the ordinary scope of ongoing operations.

Accordingly, commencing in the first quarter of fiscal 2018, we no longer adjust for non-restructuring property and equipment impairments. Impacted prior period non-GAAP financial measures have been recast to conform with this presentation.

Refer to the Non-GAAP Financial Measures section below for the detailed reconciliation of items that impacted non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS from continuing operations in the presented periods.

Business Strategy

On a full-year basis in fiscal 2019, we grew our Enterprise comparable sales by 4.8% on top of 5.6% in fiscal 2018, increased GAAP diluted EPS by 59.5% to $5.20 and increased our non-GAAP diluted EPS by 20.4% to $5.32. In addition, we recorded annual revenue of $42.9 billion, GAAP operating income of $1.9 billion and non-GAAP operating income of $2.0 billion in fiscal 2019. From a capital allocation standpoint, we returned $2.0 billion to our shareholders through share repurchases and dividends.

Strategically, we made significant progress in implementing our Best Buy 2020 strategy to enrich lives through technology and further develop our competitive differentiation by expanding what we do for our customers and how we interact with them. The first example is the launch of our Total Tech Support program. Having a service that provides members unlimited Geek Squad support for all their technology no matter where or when they bought it, is a compelling value proposition for our members. We also expanded our In-Home Advisor program from 300 advisors to approximately 530 advisors and provided more than 175,000 free, in-home consultations to customers across the nation. In health, we acquired a leading connected health services provider for aging consumers, GreatCall, and took a tangible step forward in our strategy to help seniors live longer in their homes with the help of technology. We continued to elevate the customer experience around product fulfillment, enabled by the advancement of our supply chain transformation.

In parallel to the customer experience work, we continued to drive efficiencies and reduce costs in order to fund investments and offset pressures. During fiscal 2019, we achieved $265 million in annualized cost reductions and efficiencies, bringing the cumulative total to $500 million towards our current goal set in the second quarter of fiscal 2018 to reach $600 million by the end of fiscal 2021.

In addition to these accomplishments, we are proud of our progress in advancing our Corporate Social Responsibility and Sustainability efforts. In fact, we were just named number one on Barron’s annual “100 Most Sustainable Companies” list.

Looking ahead, we are focused on pursuing the opportunities in front of us to enrich lives through technology and provide services and solutions that solve real customer needs and build deeper customer relationships, and the related value creation opportunities that this entails.

In fiscal 2020, our priorities include increasing our Total Tech Support member base, growing our Health business and continuing to expand our In-Home Advisor program. We will also continue to innovate and design multi-channel experiences that solve customer needs across our website, app and other channels in ways that enhance the experience across online and physical shopping and continue with our supply chain transformation, including using automation and process improvements to expand fulfillment options, increase delivery speed and improve delivery and installation. In addition, as has been our brand over the last several years, we will endeavor to keep driving cost reductions and efficiencies throughout the business.

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

Discontinued operations are primarily comprised of activity related to Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment and is presented as discontinued operations on our Consolidated Statements of Earnings. Unless otherwise stated, financial results discussed herein refer to continuing operations.

Fiscal 2019 and fiscal 2017 included 52 weeks and fiscal 2018 included 53 weeks, with the additional week occurring in the fourth quarter.

Consolidated Results

The following table presents selected consolidated financial data for each of the past three fiscal years ($ in millions, except per share amounts):

Consolidated Performance Summary	2019	2018	2017
Revenue	$42,879	$42,151	$39,403
Revenue % increase (decrease)	1.7%	7.0%	(0.3)%
Comparable sales growth(1)	4.8%	5.6%	0.3%
Gross profit	$9,961	$9,876	$9,440
Gross profit as a % of revenue(2)	23.2%	23.4%	24.0%
SG&A	$8,015	$8,023	$7,547
SG&A as a % of revenue	18.7%	19.0%	19.2%
Restructuring charges	$46	$10	$39
Operating income	$1,900	$1,843	$1,854
Operating income as a % of revenue	4.4%	4.4%	4.7%
Net earnings from continuing operations	$1,464	$999	$1,207
Gain from discontinued operations(3)	$—	$1	$21
Net earnings	$1,464	$1,000	$1,228
Diluted earnings per share from continuing operations	$5.20	$3.26	$3.74
Diluted earnings per share	$5.20	$3.26	$3.81

(1)
The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric for the full year was not provided. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue in the International segment was once again determined to be comparable. Comparable sales also exclude the impact of the extra week in fiscal 2018. Comparable sales also exclude the impact of the extra week in fiscal 2018. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall. Consistent with our comparable sales policy, the results of GreatCall are excluded from our comparable sales calculation for fiscal 2019.

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

(3)	Includes both gain from discontinued operations and net earnings from discontinued operations.

Fiscal 2019 Results Compared With Fiscal 2018

Consolidated revenue of $42.9 billion in fiscal 2019 increased 1.7% compared to fiscal 2018. Fiscal 2018 includes approximately $760 million of revenue from the extra week. The components of the 1.7% revenue increase in fiscal 2019 were as follows:

Comparable sales impact	4.4%
Non-comparable sales impact(1)	(2.5)%
Impact of foreign currency exchange rate fluctuations	(0.2)%
Total revenue increase	1.7%

(1)
Non-comparable sales reflect the impact of the extra week in fiscal 2018, the impact of net store opening and closing activity, the results of GreatCall, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

Our gross profit rate and SG&A rate changes in fiscal 2019 were primarily driven by our Domestic segment. Restructuring charges increased from $10 million in fiscal 2018 to $46 million in fiscal 2019, primarily related to our Domestic segment. For further discussion of each segment's rate changes and restructuring charges, see Segment Performance Summary, below.

Our operating income increased $57 million and our operating income as a percent of revenue remained flat in fiscal 2019 compared to fiscal 2018, primarily due to a decrease in gross profit rate offset by a lower SG&A rate.

Fiscal 2018 Results Compared With Fiscal 2017

Consolidated revenue of $42.2 billion in fiscal 2018 increased 7.0% compared to fiscal 2017. Fiscal 2018 includes approximately $760 million of revenue from the extra week. The components of the 7.0% revenue increase in fiscal 2018 were as follows:

Comparable sales impact	5.3%
Non-comparable sales impact(1)	1.5%
Impact of foreign currency exchange rate fluctuations	0.2%
Total revenue increase	7.0%

(1)
Non-comparable sales reflect the impact of net store opening and closing activity, the impact of the extra week in fiscal 2018, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

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

Segment Performance Summary

Domestic Segment

The following table presents selected financial data for our Domestic segment for each of the past three fiscal years ($ in millions):

Domestic Segment Performance Summary	2019	2018	2017
Revenue	$39,304	$38,662	$36,248
Revenue % increase (decrease)	1.7%	6.7%	(0.3)%
Comparable sales growth(1)	4.8%	5.6%	0.2%
Gross profit	$9,144	$9,065	$8,650
Gross profit as % of revenue	23.3%	23.4%	23.9%
SG&A	$7,300	$7,304	$6,855
SG&A as % of revenue	18.6%	18.9%	18.9%
Restructuring charges	$47	$9	$31
Operating income	$1,797	$1,752	$1,764
Operating income as % of revenue	4.6%	4.5%	4.9%

Selected Online Revenue Data
Total online revenue	$6,528	$5,991	$4,843
Online revenue as a % of total segment revenue	16.6%	15.5%	13.4%
Comparable online sales growth(1)	10.5%	21.8%	20.8%

(1)	Comparable online sales are included in the comparable sales calculation. Comparable sales also exclude the impact of the extra week in fiscal 2018.

The following table reconciles our Domestic segment stores open at the end of each of the last three fiscal years:

	Fiscal 2017	Fiscal 2018			Fiscal 2019
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	1,026	—	(18)	1,008	1	(12)	997
Best Buy Mobile stand-alone	309	—	(52)	257	—	(257)	—
Outlet centers	6	—	(1)	5	3	—	8
Pacific Sales	28	—	—	28	—	(7)	21
Total Domestic segment stores	1,369	—	(71)	1,298	4	(276)	1,026

We continuously monitor store performance. As we approach the expiration date of our leases, we evaluate various options for each location, including whether a store should remain open. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., and all remaining stores were closed during the second quarter of fiscal 2019. Refer to Note 9, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Fiscal 2019 Results Compared With Fiscal 2018

Domestic segment revenue of $39.3 billion in fiscal 2019 increased 1.7% compared to fiscal 2018. Fiscal 2018 includes approximately $715 million of revenue from the extra week. The components of the 1.7% revenue increase in the Domestic segment in fiscal 2019 were as follows:

Comparable sales impact	4.4%
Non-comparable sales impact(1)	(2.7)%
Total revenue increase	1.7%

(1)
Non-comparable sales reflect the impact of the extra week in fiscal 2018, the results of GreatCall, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Non-comparable sales also reflect the impact of net store opening and closing activity of (1.3)% in fiscal 2019.

The profit-share revenue included in our non-comparable sales relates to our extended warranty protection plans that are managed by a third-party underwriter. We may be eligible to receive profit-sharing payments, depending on the performance of the portfolio. When performance of the portfolio is above certain thresholds, we are entitled to share in the excess profits. In fiscal 2019, we recognized $7 million of such profit-share revenue, with an equal impact to gross profit and operating income. In fiscal 2018, we recognized $59 million of such profit-share revenue. The fiscal 2019 profit-share revenue decrease from fiscal 2018 reflects reductions to the premiums that we pay to the third-party underwriter.

In fiscal 2019, Domestic segment online revenue of $6.5 billion increased 10.5% on a comparable basis, primarily due to higher conversion rates and increased traffic. As a percentage of total Domestic revenue, online revenue increased to 16.6% versus 15.5% last year.

The following table presents the Domestic segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2019 and 2018:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	February 2, 2019	February 3, 2018	February 2, 2019	February 3, 2018
Computing and Mobile Phones	44%	45%	4.2%	5.3%
Consumer Electronics	33%	33%	3.9%	3.1%
Appliances	10%	10%	9.9%	11.4%
Entertainment	8%	8%	4.7%	12.6%
Services	5%	4%	7.7%	4.0%
Total	100%	100%	4.8%	5.6%

We continue to believe the strong execution of our business strategy, a continued healthy consumer confidence and positive macro conditions contributed to our Domestic comparable sales growth across all of our categories. The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Computing and Mobile Phones: The 4.2% comparable sales growth was driven primarily by wearables, mobile phones and computing.

•	Consumer Electronics: The 3.9% comparable sales growth was driven primarily by smart home, home theater and headphones, partially offset by digital imaging.

•	Appliances: The 9.9% comparable sales growth was driven by both large and small appliances.

•	Entertainment: The 4.7% comparable sales growth was driven primarily by gaming, partially offset by virtual reality.

•	Services: The 7.7% comparable sales growth was primarily driven by our support business.

Our Domestic segment experienced a decrease in gross profit rate to 23.3% in fiscal 2019 from 23.4% in fiscal 2018. This rate decrease was primarily driven by higher supply chain costs, including investments and higher transportation costs, and a decrease in our periodic profit-share revenue as described above. These decreases were partially offset by improved product margin rates, which included the benefit of gross profit optimization initiatives, and the higher gross profit rate of GreatCall.

Our Domestic segment SG&A decreased $4 million and the rate decreased to 18.6% of revenue in fiscal 2019 compared to 18.9% of revenue in fiscal 2018. The decrease was primarily due to cost reductions, the absence of the extra week in fiscal 2019 and one-time expenses related to tax reform recorded in fiscal 2018. These decreases were partially offset by increases in growth investments, higher variable costs associated with increased revenue and increases as a result of the acquisition of GreatCall.

Our Domestic segment incurred $47 million of restructuring charges in fiscal 2019 and $9 million of restructuring charges in fiscal 2018. The restructuring charges in both fiscal years related to the Best Buy Mobile plan that began in the fourth quarter of fiscal 2018. Refer to Note 9, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our Domestic segment’s operating income increased $45 million in fiscal 2019 compared to fiscal 2018, while the operating income rate remained relatively flat year-over-year. The increase in operating income was primarily driven by the increase in gross profit, partially offset by the increase in restructuring charges described above.

Fiscal 2018 Results Compared With Fiscal 2017

Domestic segment revenue of $38.7 billion in fiscal 2018 increased 6.7% compared to fiscal 2017 and includes approximately $715 million of revenue from the extra week. The components of the 6.7% revenue increase in the Domestic segment in fiscal 2018 were as follows:

Comparable sales impact	5.3%
Non-comparable sales impact(1)	1.4%
Total revenue increase	6.7%

(1)
Non-comparable sales reflect the impact of the extra week in fiscal 2018, as well as the impact of revenue streams not included within our comparable sales calculation, such as profit-share revenue, certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Non-comparable sales also reflect the impact of net store opening and closing activity of (0.7)% in fiscal 2018.

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

In fiscal 2018, Domestic segment online revenue of $6.0 billion increased 21.8% on a comparable basis, primarily due to higher conversion rates and increased traffic. As a percentage of total Domestic revenue, online revenue increased to 15.5% versus 13.4% in fiscal 2017.

The following table presents the Domestic segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2018 and 2017:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017
Computing and Mobile Phones	45%	45%	5.3%	(1.8)%
Consumer Electronics	33%	34%	3.1%	5.0%
Appliances	10%	9%	11.4%	7.8%
Entertainment	8%	7%	12.6%	(13.8)%
Services	4%	5%	4.0%	(3.3)%
Total	100%	100%	5.6%	0.2%

We believe the strong execution of our business strategy, combined with better product availability, a continued healthy consumer confidence, positive macro conditions and a favorable competitive environment contributed to our Domestic comparable sales growth across most of our categories. The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Computing and Mobile Phones: The 5.3% comparable sales growth was driven primarily by computing, mobile phones and wearables, partially offset by tablets.

•	Consumer Electronics: The 3.1% comparable sales growth was driven primarily by smart home, home theater, headphones and voice assistants, partially offset by health and fitness.

•	Appliances: The 11.4% comparable sales growth was driven primarily by large and small appliances.

•	Entertainment: The 12.6% comparable sales growth was driven primarily by gaming hardware.

•	Services: The 4.0% comparable sales growth was primarily driven by continued growth in our warranty business, and higher installation and delivery services.

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

Our Domestic segment SG&A rate remained flat at 18.9% of revenue in fiscal 2018 compared to fiscal 2017. SG&A increased in fiscal 2018 due to (1) higher incentive compensation for store and corporate employees, (2) investments in growth initiatives, (3) the impact of the extra week, (4) one-time expenses related to tax reform, which included $75 million related to employee bonus expense and a $20 million charitable donation to the Best Buy Foundation, and (5) higher variable costs due to increased revenue. These increases were offset by cost reductions and $22 million in CRT settlement legal fees incurred in the first quarter of fiscal 2017 that did not recur in fiscal 2018.

Our Domestic segment incurred $9 million of restructuring charges in fiscal 2018 and $31 million of restructuring charges in fiscal 2017. The restructuring charges in fiscal 2018 related to the Best Buy Mobile plan that began in the fourth quarter of fiscal 2018, whereas the charges in fiscal 2017 related primarily to the Renew Blue Phase 2 plan that began in the first quarter of fiscal 2017. Refer to Note 9, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our Domestic segment’s operating income decreased $12 million in fiscal 2018 compared to fiscal 2017. In addition, the operating income rate decreased to 4.5% of revenue in fiscal 2018 compared to 4.9% of revenue in fiscal 2017. The decrease was primarily driven by the gross profit rate decline and increase in SG&A described above.

International Segment

The following table presents selected financial data for our International segment for each of the past three fiscal years ($ in millions):

International Segment Performance Summary	2019	2018	2017
Revenue	$3,575	$3,489	$3,155
Revenue increase (decrease) %	2.5%	10.6%	(0.3)%
Comparable sales growth(1)	4.6%	6.3%	n/a
Gross profit	$817	$811	$790
Gross profit as % of revenue	22.9%	23.2%	25.0%
SG&A	$715	$719	$692
SG&A as % of revenue	20.0%	20.6%	21.9%
Restructuring (benefit) charges	$(1)	$1	$8
Operating income	$103	$91	$90
Operating income as % of revenue	2.9%	2.6%	2.9%

(1)
The Canadian brand consolidation, which included the permanent closure of 66 Future Shop stores, the conversion of 65 Future Shop stores to Best Buy stores and the elimination of the Future Shop website, had a material impact on a year-over-year basis on the remaining Canadian retail stores and the website. As such, beginning in the first quarter of fiscal 2016 through the third quarter of fiscal 2017, all store and website revenue was removed from the comparable sales base, and an International segment (comprised of Canada and Mexico) comparable sales metric for the full year was not provided. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue in the International segment was once again determined to be comparable. Comparable sales also exclude the impact of the extra week in fiscal 2018.

The following table reconciles our International segment stores open at the end of each of the last three fiscal years:

	Fiscal 2017	Fiscal 2018			Fiscal 2019
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Canada
Best Buy	134	—	—	134	—	(2)	132
Best Buy Mobile	53	—	(2)	51	—	(6)	45
Mexico
Best Buy	20	5	—	25	4	—	29
Express	5	1	—	6	—	—	6
Total International segment stores	212	6	(2)	216	4	(8)	212

Fiscal 2019 Results Compared With Fiscal 2018

International segment revenue of $3.6 billion in fiscal 2019 increased 2.5% compared to fiscal 2018. Fiscal 2018 includes approximately $45 million of revenue from the extra week. The components of the 2.5% revenue increase in the International segment in fiscal 2019 were as follows:

Comparable sales impact	4.4%
Impact of foreign currency exchange rate fluctuations	(1.9)%
Total revenue increase	2.5%

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2019 and 2018:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	February 2, 2019	February 3, 2018	February 2, 2019	February 3, 2018
Computing and Mobile Phones	46%	46%	2.7%	2.0%
Consumer Electronics	31%	32%	2.0%	7.1%
Appliances	9%	8%	20.5%	41.3%
Entertainment	7%	7%	1.6%	9.3%
Services	5%	5%	10.3%	(5.1)%
Other	2%	2%	30.3%	15.4%
Total	100%	100%	4.6%	6.3%

The following is a description of the notable comparable sales changes in our International segment by revenue category in fiscal 2019:

•	Computing and Mobile Phones: The 2.7% comparable sales growth was driven primarily by mobile phones and wearables, partially offset by tablets.

•	Consumer Electronics: The 2.0% comparable sales growth was driven primarily by headphones and smart home, partially offset by digital imaging and home theater.

•	Appliances: The 20.5% comparable sales growth was driven by both large and small appliances.

•	Entertainment: The 1.6% comparable sales growth was driven primarily by gaming, partially offset by movies and drones.

•	Services: The 10.3% comparable sales growth was driven primarily by repair.

•	Other: The 30.3% comparable sales growth was driven primarily by baby.

Our International segment gross profit increased $6 million in fiscal 2019 compared to fiscal 2018. However, the gross profit rate decreased to 22.9% in fiscal 2019 from 23.2% in fiscal 2018. The decrease in gross profit rate in fiscal 2019 was primarily due to the unfavorable impact of foreign exchange rates, partially offset by increased revenue in the higher-margin services category.

Our International segment's SG&A decreased $4 million in fiscal 2019 compared to fiscal 2018, and the SG&A rate decreased to 20.0% in fiscal 2019 from 20.6% in fiscal 2018. The decrease in SG&A in fiscal 2019 was primarily driven by the absence of the extra week, the favorable impact of foreign exchange rates and the absence of a one-time employee bonus expense related to tax reform. These decreases were partially offset by higher variable costs associated with increased revenue.

Our International segment recorded a restructuring benefit of $1 million and restructuring charges of $1 million in fiscal 2019 and 2018, respectively. Restructuring activity in both years relates to adjustments to our vacant space liabilities outstanding as a result of the Canadian brand consolidation and the Renew Blue plans. The adjustments were due to changes in estimates related to sublease income. Refer to Note 9, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our International segment operating income was $103 million in fiscal 2019 compared to $91 million in fiscal 2018. The increase in operating income was primarily driven by increased gross profit and lower SG&A described above.

Fiscal 2018 Results Compared With Fiscal 2017

International segment revenue of $3.5 billion in fiscal 2018 increased 10.6% compared to fiscal 2017 and includes approximately $45 million of revenue from the extra week. The components of the 10.6% revenue increase in the International segment in fiscal 2018 were as follows:

Comparable sales impact	6.1%
Impact of foreign currency exchange rate fluctuations	2.7%
Non-comparable sales impact(1)	1.8%
Total revenue increase	10.6%

(1)
Non-comparable sales reflect the impact of net store opening and closing activity, including the Canadian brand consolidation activity in the first three quarters of fiscal 2017, the impact of the extra week in fiscal 2018, as well as the impact of revenue streams not included within our comparable sales calculation, such as certain credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable.

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category in fiscal 2018 and 2017:

	Revenue Mix Summary		Comparable Sales Summary
	Year Ended		Year Ended
	February 3, 2018	January 28, 2017	February 3, 2018	January 28, 2017
Computing and Mobile Phones	46%	48%	2.0%	n/a
Consumer Electronics	32%	31%	7.1%	n/a
Appliances	8%	6%	41.3%	n/a
Entertainment	7%	7%	9.3%	n/a
Services	5%	7%	(5.1)%	n/a
Other	2%	1%	15.4%	n/a
Total	100%	100%	6.3%	n/a

As noted above, comparable sales information has not been provided for the International segment for fiscal 2017 due to the Canadian brand consolidation. As such, it is also impractical to provide such information on a revenue category basis. Beginning in the fourth quarter of fiscal 2017, we resumed reporting International comparable sales as revenue and the International segment was once again determined to be comparable.

The following is a description of the notable comparable sales changes in our International segment by revenue category in fiscal 2018:

•	Computing and Mobile Phones: The 2.0% comparable sales growth was driven primarily by computing, mobile phones and wearables, partially offset by tablets.

•	Consumer Electronics: The 7.1% comparable sales growth was driven primarily by smart home, home theater, headphones and voice assistants, partially offset by digital imaging and health and fitness.

•	Appliances: The 41.3% comparable sales growth was driven primarily by large and small appliances due to the addition of an appliance department within all of our stores in Canada.

•	Entertainment: The 9.3% comparable sales growth was driven primarily by gaming hardware.

•	Services: The 5.1% comparable sales decline was driven primarily by technical support and repair, partially offset by installation.

•	Other: The 15.4% comparable sales growth was driven primarily by other product offerings, including baby and sporting goods.

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

Our International segment's SG&A increased $27 million, or 3.9%, in fiscal 2018 compared to fiscal 2017. Excluding the impact of foreign currency exchange rate fluctuations, the increase in SG&A was $12 million. However, the SG&A rate decreased to 20.6% in fiscal 2018 from 21.9% of revenue in fiscal 2017. The increase in SG&A was primarily driven by the impact of the extra week and a one-time employee bonus expense related to tax reform, partially offset by lower payroll and benefits and administrative costs.

Our International segment recorded $1 million of restructuring charges in fiscal 2018 and $8 million of restructuring charges in fiscal 2017. Restructuring charges in both years relate to adjustments to our vacant space liabilities outstanding as a result of the Canadian brand consolidation and the Renew Blue plans. The adjustments were due to changes in estimates related to sublease income. Refer to Note 9, Restructuring Charges, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our International segment operating income was $91 million in fiscal 2018 compared to $90 million in fiscal 2017. The slight improvement in operating income was primarily driven by increased gross profit and lower restructuring costs, offset by increased SG&A.

Additional Consolidated Results

Other Income (Expense)

In fiscal 2019, our gain on sale of investments was $12 million compared to $1 million and $3 million in fiscal 2018 and fiscal 2017, respectively. The gains were due to the sale of equity investments without determinable fair values.

In fiscal 2019, our investment income and other was $49 million, compared to $48 million and $31 million in fiscal 2018 and fiscal 2017, respectively. The increases were primarily due to progressively increasing interest rates in the U.S. as well as an increase in cash and investments throughout the year in fiscal 2018.

Interest expense remained relatively flat at $73 million, $75 million and $72 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Refer to Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Income Tax Expense

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act ("tax reform" or “Tax Act”), which among other things, lowered the U.S. statutory tax rate from 35% to 21% effective January 1, 2018. In addition, the Tax Act imposed a one-time deemed repatriation tax on net unremitted earnings of foreign subsidiaries not previously subject to U.S. income tax, which is payable over a period of eight years. In response to the Tax Act, the Securities and Exchange Commission staff issued a Staff Accounting Bulletin No. 118 (“SAB 118”) that provided guidance on accounting for the impact of the Tax Act. SAB 118 allowed companies to record provisional amounts while the accounting impact of the Tax Act was still under analysis, not to extend beyond the measurement period of one year from the enactment of the Tax Act.

In fiscal 2018, we recorded provisional tax expense of $283 million related to the Tax Act. The $283 million included a $209 million charge associated with the deemed repatriation tax and a $74 million charge primarily related to the revaluation of deferred tax assets and liabilities to reflect the new tax rate. During fiscal 2019 we finalized our calculations under SAB 118 and recorded a $20 million reduction in the deemed repatriation tax and a $3 million reduction in the revaluation of deferred tax assets and liabilities. Refer to Note 11, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Income tax expense decreased to $424 million in fiscal 2019 compared to $818 million in fiscal 2018, primarily as a result of the $283 million of tax expense associated with the Tax Act recorded in the prior year and the lower U.S. statutory tax rate in the current year, partially offset by the resolution of discrete tax matters in the prior year. Our effective income tax rate (“ETR”) for fiscal 2019 was 22.4%, compared to a rate of 45.0% in fiscal 2018. The decrease in the ETR was primarily due to the impact of the Tax Act recorded in the prior year and the lower U.S. statutory tax rate in the current year, partially offset by the resolution of discrete tax matters in the prior year.

Income tax expense increased to $818 million in fiscal 2018 compared to $609 million in fiscal 2017, primarily as a result of the $283 million of tax expense associated with the Tax Act, partially offset by the impacts from the recognition of excess tax benefits related to stock-based compensation, the lower blended U.S. statutory tax rate of 33.7% and a higher mix of pre-tax income from foreign operations in fiscal 2018. Our ETR for fiscal 2018 was 45.0%, compared to a rate of 33.5% in fiscal 2017. The increase in the ETR was primarily due to the impact of the Tax Act, partially offset by the recognition of excess tax benefits related to stock-based compensation and a higher mix of pre-tax income from foreign operations in fiscal 2018.

Discontinued Operations

Discontinued operations reflect prior year activity within our International segment. Gain from discontinued operations, net of tax, in fiscal 2018 was $1 million, primarily related to the proceeds attributed to a non-compete clause from the sale of Best Buy Europe to Carphone Warehouse plc. Gain from discontinued operations, net of tax, in fiscal 2017 was $21 million, primarily related to the sale of the remaining Five Star property assets that were held for sale as of January 30, 2016.

Non-GAAP Financial Measures

The following table reconciles operating income, effective tax rate and diluted earnings per share from continuing operations (GAAP financial measures) for the periods presented to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share from continuing operations (non-GAAP financial measures) for the periods presented ($ in millions, except per share amounts):

	Fiscal Year
	2019	2018	2017(1)
Operating income	$1,900	$1,843	$1,854
Restructuring charges(2)	46	10	39
Intangible asset amortization(3)	22	—	—
Acquisition-related transaction costs(3)	13	—	—
Tax reform-related item - employee bonus(4)	7	80	—
Tax reform-related item - charitable contribution(4)	—	20	—
Net CRT/LCD settlements(5)	—	—	(161)
Other Canada brand consolidation charges - SG&A(6)	—	—	1
Non-GAAP operating income	$1,988	$1,953	$1,733

Effective tax rate	22.4%	45.0%	33.5%
Restructuring charges(2)	(0.1)%	—%	0.1%
Tax reform - repatriation tax(4)	1.1%	(11.5)%	—%
Tax reform - deferred tax rate change(4)	0.3%	(4.1)%	—%
Tax reform-related item - employee bonus(4)	—%	0.3%	—%
Tax reform-related item - charitable contribution(4)	—%	0.1%	—%
Net CRT/LCD settlements(5)	—%	—%	(0.5)%
Non-GAAP effective tax rate	23.7%	29.8%	33.1%

Diluted earnings per share from continuing operations	$5.20	$3.26	$3.74
Restructuring charges(2)	0.16	0.03	0.12
Intangible asset amortization(3)	0.08	—	—
Acquisition-related transaction costs(3)	0.05	—	—
Tax reform - repatriation tax(4)	(0.07)	0.68	—
Tax reform - deferred tax rate change(4)	(0.02)	0.24	—
Tax reform-related item - employee bonus(4)	0.02	0.26	—
Tax reform-related item - charitable contribution(4)	—	0.07	—
Net CRT/LCD settlements(5)	—	—	(0.50)
Other Canada brand consolidation charges - SG&A(6)	—	—	0.01
(Gain) loss on sale of investments, net(7)	(0.04)	0.02	(0.01)
Income tax impact of non-GAAP adjustments(8)	(0.06)	(0.14)	0.15
Non-GAAP diluted earnings per share from continuing operations	$5.32	$4.42	$3.51

(1)
Beginning in the first quarter of fiscal 2018, we no longer exclude non-restructuring property and equipment impairment charges from our non-GAAP financial measures. To ensure our financial results are comparable, we have recast fiscal 2017 balances to conform to this presentation. Refer to the Overview section within this MD&A for more information.

(2)
Refer to Note 9, Restructuring Charges, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding the nature of these charges. For fiscal 2019, $47 million related to the U.S. and a benefit of $1 million related to Canada. For fiscal 2018, $9 million related to the U.S. and $1 million related to Canada. For fiscal 2017, $31 million related to the U.S. and $8 million related to Canada.

(3)
Represents charges associated with the acquisition of GreatCall, including (1) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and technology, and (2) acquisition-related transaction costs primarily comprised of professional fees. Refer to Note 2, Acquisition, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

(4)
Represents charges and subsequent adjustments resulting from the Tax Act enacted into law in the fourth quarter of fiscal 2018, including amounts associated with a deemed repatriation tax and the revaluation of deferred tax assets and liabilities, as well as tax reform-related items announced in response to future tax savings created by the Tax Act, including a one-time bonus for certain employees and a one-time contribution to the Best Buy Foundation.

(5)	Represents CRT and LCD litigation settlements reached related to the U.S., net of related legal fees and costs. The settlements related to products purchased and sold in prior fiscal years.

(6)
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

(8)
Represents the summation of the calculated income tax charge related to each non-GAAP non-income tax adjustment. The non-GAAP adjustments relate primarily to adjustments in the U.S. and Canada. As such, the income tax charge is calculated using the statutory tax rates for the U.S. (24.5%, 36.7% and 38.0% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively) and Canada (26.9%, 26.6% and 26.6% for fiscal 2019, fiscal 2018 and fiscal 2017, respectively), applied to the non-GAAP adjustments of each country.

Non-GAAP operating income for fiscal 2019 increased $35 million compared to fiscal 2018, primarily driven by strong revenue performance in both our Domestic and International segments in nearly all product categories and decreases in SG&A, primarily due to cost reductions and the absence of the extra week in fiscal 2019. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP diluted earnings per share from continuing operations in fiscal 2019 compared to fiscal 2018, which also benefited from a lower weighted-average diluted share count and a lower tax rate.

Non-GAAP operating income for fiscal 2018 increased $220 million compared to fiscal 2017 and non-GAAP operating income as a percent of revenue increased to 4.6%. The increase was driven primarily by strong revenue performance in both our Domestic and International segments in nearly all product categories and the impact of the extra week in fiscal 2018, offset by increases in SG&A primarily due to higher incentive compensation for store and corporate employees. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP diluted earnings per share from continuing operations in fiscal 2018 compared to fiscal 2017.

Liquidity and Capital Resources

Summary

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment required to support our business strategies, the performance of our business, capital expenditures, credit facilities, short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are a component of our cash flow and capital management strategy which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our strategy.

The following table summarizes our cash and cash equivalents and short-term investments at February 2, 2019, and February 3, 2018 ($ in millions):

	February 2, 2019	February 3, 2018
Cash and cash equivalents	$1,980	$1,101
Short-term investments	—	2,032
Total cash and cash equivalents and short-term investments	$1,980	$3,133

The decrease in cash and cash equivalents and short-term investments in fiscal 2019 was primarily due to share repurchases, investments in capital expenditures, the acquisition of GreatCall and dividends paid, partially offset by cash generated from operations.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years ($ in millions):

	2019	2018	2017(1)
Total cash provided by (used in):
Operating activities	$2,408	$2,141	$2,557
Investing activities	508	(1,002)	(877)
Financing activities	(2,018)	(2,297)	(1,418)
Effect of exchange rate changes on cash	(14)	25	10
Increase (decrease) in cash, cash equivalents and restricted cash	$884	$(1,133)	$272

Operating Activities

The increase in cash provided by operating activities in fiscal 2019 compared to fiscal 2018 was primarily due to the timing of inventory receipts and payments and increased earnings. This was partially offset by higher incentive compensation payments, including payouts related to prior-year performance, timing of receivables collections and income tax payments.

The decrease in cash provided by operating activities in fiscal 2018 compared to fiscal 2017 was primarily due to the timing of inventory purchasing and payments and advertising payments. During fiscal 2018, we purchased greater amounts of inventory with shorter payment terms than in fiscal 2017, causing more payments to be made prior to fiscal year-end. This was partially offset by the timing of receivable collections and income tax payments.

Investing Activities

The increase in cash provided by investing activities in fiscal 2019 compared to fiscal 2018 was primarily due to a net decrease in investment purchases in fiscal 2019, partially offset by the acquisition of GreatCall.

The increase in cash used in investing activities in fiscal 2018 compared to fiscal 2017 was primarily due to an increase in capital spending to support our strategic growth initiatives and cash received in fiscal 2017 for the Five Star asset held-for-sale. This was partially offset by a decrease in the net investment in short-term investments during fiscal 2018.

Financing Activities

The decrease in cash used in financing activities in fiscal 2019 compared to fiscal 2018 was primarily due to a decrease in shares repurchased as we reached our $3.5 billion two-year share repurchase plan announced on March 1, 2018. This was partially offset by a decrease in the volume of option exercises and an increase in our regular quarterly dividend rate from $0.34 per share in fiscal 2018 to $0.45 per share in fiscal 2019.

The increase in cash used in financing activities in fiscal 2018 compared to fiscal 2017 was primarily due to increased share repurchases, driven by an increase in our share price and the number of shares repurchased, and an increase in our regular quarterly dividend rate from $0.28 per share in fiscal 2017 to $0.34 per share in fiscal 2018. These increases were partially offset by the repayment of our 2016 notes due March 15, 2016, in fiscal 2017 and a special dividend payment in fiscal 2017.

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

On April 17, 2018, we entered into a new $1.25 billion five-year senior unsecured revolving credit facility (the "Five-Year Facility Agreement") with a syndicate of banks that expires in April 2023. The Five-Year Facility Agreement replaced the previous $1.25 billion unsecured revolving credit facility, which was originally scheduled to expire in June 2021, but was terminated on April 17, 2018. At February 2, 2019, and February 3, 2018, we had no borrowings outstanding under these agreements. Refer to Note 6, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our credit facility.

Our ability to access our revolving credit facility under the Five-Year Facility Agreement is subject to our compliance with the terms and conditions of the facility, including financial covenants. The financial covenants require us to maintain certain financial ratios. At February 2, 2019, we were compliant with all such financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facilities as well.

Our credit ratings and outlook at March 26, 2019, are summarized below. In fiscal 2019, Moody's upgraded its outlook from stable to positive and Fitch upgraded its ratings from BBB- to BBB and changed its outlook from positive to stable. Standard & Poor's ratings remained unchanged from the prior year.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB	Stable
Moody's	Baa1	Positive
Fitch	BBB	Stable

Credit rating agencies review their ratings of our company periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, interest costs for certain of our credit facilities, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for workers' compensation and general liability insurance claims. Restricted cash and cash equivalents related to our continuing operations, which are included in Other current assets on our Consolidated Balance Sheets, remained relatively flat at $204 million and $199 million at February 2, 2019, and February 3, 2018, respectively.

Capital Expenditures

Our capital expenditures typically include investments in our stores, distribution capabilities and information technology enhancements (including e-commerce). During fiscal 2019, we invested $819 million in property and equipment, primarily related to upgrading our e-commerce and information technology systems and store-related projects.

The following table presents our capital expenditures for each of the past three fiscal years ($ in millions):

	2019	2018	2017
New stores	$5	$5	$3
Store-related projects(1)	259	192	190
E-commerce and information technology	448	425	347
Supply chain	107	66	40
Total capital expenditures(2)	$819	$688	$580

(1)	Includes store remodels and various merchandising projects.

(2)
Total capital expenditures exclude non-cash capital expenditures of $53 million, $123 million and $48 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. Non-cash capital expenditures are comprised of capitalized leases, as well as additions to property and equipment included in accounts payable.

Debt and Capital

As of February 2, 2019, we had $650 million principal amount of notes due March 15, 2021 (the "2021 Notes") and $500 million principal amount of notes due October 1, 2028 (the "2028 Notes") outstanding. Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our 2021 Notes and 2028 Notes.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment-grade credit metrics.

On February 23, 2019, our Board authorized a new $3.0 billion share repurchase program that superseded the previous $5.0 billion authorization from February 2017, which had $1.5 billion remaining as of February 2, 2019. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization. Between the end of fiscal 2019 and March 26, 2019, we repurchased an incremental 0.9 million shares of our common stock at a cost of $62 million. Repurchased shares are retired and constitute authorized but unissued shares.

The following table presents our share repurchase history for each of the past three fiscal years (in millions, except per share amounts):

	2019	2018	2017
Total cost of shares repurchased	$1,493	$2,009	$751
Average price per share	$70.28	$57.16	$33.54
Total number of shares repurchased	21.2	35.1	21.1

In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend on common stock. A quarterly cash dividend has been paid in each subsequent quarter. The payment of cash dividends is subject to customary legal and contractual restrictions. The following table presents our dividend activity for each of the past three fiscal years ($ in millions, except per share amounts):

	2019	2018	2017
Regular quarterly cash dividends per share	$1.80	$1.36	$1.12
Special cash dividends per share(1)	—	—	0.45
Total cash dividends per share	$1.80	$1.36	$1.57
Cash dividends declared and paid	$497	$409	$505

(1)
Special cash dividends are authorized by our Board and issued upon their discretion. Dividends paid in fiscal 2017 are related to the net after-tax proceeds from certain legal settlements and asset disposals.

Dividends declared and paid in fiscal 2019 increased from fiscal 2018 due to an increase in the regular quarterly dividend per share from $0.34 in fiscal 2018 to $0.45 in fiscal 2019. Dividends declared and paid in fiscal 2018 decreased from fiscal 2017 primarily due to the absence of a special cash dividend in fiscal 2018, partially offset by an increase in the regular quarterly dividend per share from $0.28 in fiscal 2017 to $0.34 in fiscal 2018.

On February 23, 2019, our Board authorized an 11% increase in the regular quarterly dividend to $0.50 per share.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.2 as of February 2, 2019, compared to 1.3 as of February 3, 2018. The lower current ratio in fiscal 2019 was driven by a decrease in cash and cash equivalents, primarily from share repurchases, investments in capital expenditures and the acquisition of GreatCall, partially offset by a decrease in the current portion of long-term debt related to the repayment of our $500 million principal amount of notes due August 2018, which were included in the current portion of long-term debt at February 3, 2018.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings from continuing operations, was 0.9 as of February 2, 2019, compared to 1.4 as of February 3, 2018, primarily due to higher earnings in the current year driven by a decrease in tax expense associated with the Tax Act.

Off-Balance-Sheet Arrangements and Contractual Obligations

Other than operating leases, we do not have any off-balance-sheet arrangements. A summary of our operating lease obligations by fiscal year is included in the "Contractual Obligations" table below. Additional information regarding our operating leases is available in Item 2, Properties, and Note 10, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

The following table presents information regarding our contractual obligations as of February 2, 2019, with payments due by period ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$1,150	$—	$650	$—	$500
Capital lease obligations	45	14	18	6	7
Financing lease obligations	205	48	77	40	40
Interest payments(2)	281	62	86	39	94
Operating lease obligations(3)	2,961	700	1,161	624	476
Purchase obligations(4)	2,340	2,164	101	75	—
Unrecognized tax benefits(5)	300
Deferred compensation(6)	23
Total	$7,305	$2,988	$2,093	$784	$1,117
Note: For additional information refer to Note 6, Debt; Note 10, Leases; Note 11, Income Taxes; and Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)	Represents principal amounts only and excludes interest rate swap valuation adjustments.

(2)
Interest payments related to our 2021 Notes and 2028 Notes include the variable interest rate payments included in our interest rate swap. For additional information refer to Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(3)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.8 billion at February 2, 2019.

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

(6)
Included in Long-term liabilities on our Consolidated Balance Sheets at February 2, 2019, was a $23 million obligation for deferred compensation. As the specific payment dates for deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we have $1.25 billion in undrawn capacity on our credit facility at February 2, 2019, which if drawn upon, would be included as short-term debt on our Consolidated Balance Sheets.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Other than our adoption of ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of fiscal 2019, we have not made any material changes to our accounting policies or methodologies during the past three fiscal years. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective or complex judgments and generally incorporate significant uncertainty.

Inventory Markdown

Description
Our merchandise inventories were $5.4 billion at February 2, 2019. We value our inventory at the lower of cost or net realizable value through the establishment of inventory markdown adjustments. Markdown adjustments reflect the excess of cost over the net recovery we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis.

Judgments and uncertainties involved in the estimate
Markdown adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment about the expected recovery rates due to factors such as product type and condition, forecasted consumer demand, product lifecycles, the promotional environment, vendor return rights and the expected sales channel of ultimate disposition. We also apply judgment in the assumptions about other components of net realizable value, such as direct vendor allowances and selling costs.

Effect if actual results differ from assumptions
A 10% change in our markdown adjustment at February 2, 2019, would have affected net earnings by approximately $11 million in fiscal 2019.

Vendor Allowances

Description
We receive funds from our merchandise vendors through a variety of programs and arrangements, primarily in the form of purchases-based or sales-based volumes and for product advertising and placement in our stores. We recognize these funds as a reduction of cost of sales when the associated inventory is sold. If the funds are not specifically related to purchase or sales volumes, the funds are recognized ratably over the performance period as the product promotion or placement is completed. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell a vendor's products are recorded as an offset to the related expense when incurred.

Judgments and uncertainties involved in the estimate
Due to the quantity and diverse nature of our vendor agreements, estimates are made to determine the amount of funding to be recognized in earnings or deferred as an offset to inventory. These estimates require a detailed analysis of complex factors, including (1) proper classification of the type of funding received; and (2) the methodology to estimate the portion of purchases-based funding that should be recognized in cost of sales, which considers factors such as inventory turn by product category and actual sell-through of inventory.

Effect if actual results differ from assumptions
A 10% change in our vendor funding deferral at February 2, 2019, would have affected net earnings by approximately $28 million in fiscal 2019.

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

We evaluate locations for triggering events on a quarterly basis. For store locations, our primary indicator that asset carrying values may not be recoverable is negative store operating income for the most recent 12-month period. We also monitor other factors when evaluating store locations for impairment, including significant changes in the manner of use or expected life of the assets or significant changes in our business strategies.

Judgments and uncertainties involved in the estimate
Our impairment evaluations require us to apply judgment in determining whether a triggering event has occurred. Our impairment loss calculations require us to make assumptions and to apply judgment in order to estimate future cash flows, including estimated sales, margin and expenses, as well as considering lease changes and growth rates. We also apply judgment in forecasting useful lives of the assets and selecting a discount rate that reflects the risk inherent in future cash flows.

Effect if actual results differ from assumptions
A 10% change in our non-restructuring property and equipment impairments would have affected net earnings by approximately $1 million in fiscal 2019.

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

Gift Card Breakage

Description
We sell Best Buy gift cards to our customers in our retail stores, online and through select third parties. Our gift cards do not expire. We recognize revenue from gift cards when the card is redeemed by the customer. We also recognize revenue for the portion of gift card values that is not expected to be redeemed ("breakage"). We estimate breakage based on historical patterns and other factors, such as laws and regulations applicable to each jurisdiction. We recognize breakage revenue using a method that is consistent with customer redemption patterns. Typically, over 90% of gift card redemptions (and therefore recognition of over 90% of gift card breakage revenue) occur within one year of issuance.

Judgments and uncertainties involved in the estimate
There is judgment in assessing (1) the level at which we group gift cards for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of gift cards which we do not expect to be redeemed.

Effect if actual results differ from assumptions
A 10% change in our cumulative estimated gift card breakage rate at February 2, 2019, would have affected net earnings by approximately $51 million in fiscal 2019.

Service Revenue

Description
We sell customers support plans as part of a bundled service offer which may include items such as technical support, extended warranty, anti-virus software and one-time service repairs. We allocate the transaction price to all performance obligations identified in the contract based on their relative fair value. For technical support membership contracts, we typically recognize revenue over time on a usage basis, an input method of measuring progress over the related contract term. This method is based on historical utilization patterns.

Judgments and uncertainties involved in the estimate
There is judgment in (1) determining the level at which we apply a portfolio approach to these contracts; and, (2) measuring the relative standalone selling price for performance obligations within these contracts to the extent that they are only bundled and sold to customers with other performance obligations, or alternatively, using a cost-plus margin approach; and, (3) assessing the pattern of delivery across multiple portfolios of customers, including estimating current and future usage patterns. When insufficient history of usage is available, we generally recognize revenue ratably over the life of the contract.

Effect if actual results differ from assumptions
A 10% change in the amount of services membership deferred revenue as of February 2, 2019, would have affected net earnings by approximately $12 million in fiscal 2019.

Goodwill

Description
Goodwill is not amortized but is evaluated for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. The impairment test involves a comparison of the fair value of each reporting unit with its book value. Fair value reflects the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction.

Judgments and uncertainties involved in the estimate
Determining fair value of a reporting unit is complex and typically requires analysis of discounted cash flows and other market information, such as trading multiples. Cash flow analysis requires judgments regarding many factors, such as revenue growth rates, expenses and capital expenditures. Market information requires judgmental selection of relevant market comparables. We estimate that the fair value of our Domestic reporting unit significantly exceeds carrying value. As our acquisition of GreatCall occurred recently, we estimate the fair value of the GreatCall reporting unit approximates its fair value. There is greater uncertainty surrounding the key assumptions used to estimate the fair value of the GreatCall reporting unit and therefore a greater risk of goodwill impairment in future periods.

Effect if actual results differ from assumptions
A 10% change in the fair value of the GreatCall reporting unit at February 2, 2019, would not have a material affect on our net earnings.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and short-term investments generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped our fixed-rate debt to floating-rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 5, Derivative Instruments, and Note 6, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our interest rate swaps.

As of February 2, 2019, we had $2.0 billion of cash and cash equivalents and $1.2 billion of debt that has been swapped to floating rate. Therefore, we had net cash and cash equivalents of $0.8 billion generating income that is exposed to interest rate changes. As of February 2, 2019, a 50-basis point increase in short-term interest rates would have led to an estimated $4 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $4 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. Refer to Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding these instruments.

The strengthening of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period had a negative overall impact on our revenue as these currencies translated into fewer U.S. dollars. Foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue in fiscal 2019 of approximately $68 million and a net unfavorable impact on earnings of approximately $4 million. In fiscal 2018, the impact of foreign currency exchange rate fluctuations had a net favorable impact on our revenue of approximately $85 million and a net favorable impact on earnings of approximately $4 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 2, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 2, 2019. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 2, 2019, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of February 2, 2019.

Hubert Joly Chairman and Chief Executive Officer (duly authorized and principal executive officer)	Corie Barry Chief Financial Officer (duly authorized and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.
Richfield, Minnesota

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended February 2, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 28, 2019

We have served as the Company's auditor since fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Best Buy Co., Inc.
Richfield, Minnesota

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”) as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2019, of the Company and our report dated March 28, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 28, 2019

Consolidated Balance Sheets
$ in millions, except per share and share amounts

	February 2, 2019	February 3, 2018
Assets
Current assets
Cash and cash equivalents	$1,980	$1,101
Short-term investments	—	2,032
Receivables, net	1,015	1,049
Merchandise inventories	5,409	5,209
Other current assets	466	438
Total current assets	8,870	9,829
Property and equipment
Land and buildings	637	623
Leasehold improvements	2,119	2,327
Fixtures and equipment	5,865	5,410
Property under capital and financing leases	579	340
Gross property and equipment	9,200	8,700
Less accumulated depreciation	6,690	6,279
Net property and equipment	2,510	2,421
Goodwill	915	425
Other assets	606	374
Total assets	$12,901	$13,049

Liabilities and equity
Current liabilities
Accounts payable	$5,257	$4,873
Unredeemed gift card liabilities	290	385
Deferred revenue	446	453
Accrued compensation and related expenses	482	561
Accrued liabilities	982	1,001
Current portion of long-term debt	56	544
Total current liabilities	7,513	7,817
Long-term liabilities	750	809
Long-term debt	1,332	811
Contingencies and commitments (Note 13)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized — 400,000 shares; Issued and outstanding — none	—	—
Common stock, $0.10 par value: Authorized — 1.0 billion shares; Issued and outstanding — 265,703,000 and 282,988,000 shares, respectively	27	28
Additional paid-in capital	—	—
Retained earnings	2,985	3,270
Accumulated other comprehensive income	294	314
Total equity	3,306	3,612
Total liabilities and equity	$12,901	$13,049
See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ and shares in millions, except per share amounts

Fiscal Years Ended	February 2, 2019	February 3, 2018	January 28, 2017
Revenue	$42,879	$42,151	$39,403
Cost of goods sold	32,918	32,275	29,963
Gross profit	9,961	9,876	9,440
Selling, general and administrative expenses	8,015	8,023	7,547
Restructuring charges	46	10	39
Operating income	1,900	1,843	1,854
Other income (expense):
Gain on sale of investments	12	1	3
Investment income and other	49	48	31
Interest expense	(73)	(75)	(72)
Earnings from continuing operations before income tax expense	1,888	1,817	1,816
Income tax expense	424	818	609
Net earnings from continuing operations	1,464	999	1,207
Gain from discontinued operations (Note 3), net of tax expense of $0, $0 and $7, respectively	—	1	21
Net earnings	$1,464	$1,000	$1,228

Basic earnings per share
Continuing operations	$5.30	$3.33	$3.79
Discontinued operations	—	—	0.07
Basic earnings per share	$5.30	$3.33	$3.86

Diluted earnings per share
Continuing operations	$5.20	$3.26	$3.74
Discontinued operations	—	—	0.07
Diluted earnings per share	$5.20	$3.26	$3.81

Weighted-average common shares outstanding
Basic	276.4	300.4	318.5
Diluted	281.4	307.1	322.6
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
$ in millions

Fiscal Years Ended	February 2, 2019	February 3, 2018	January 28, 2017
Net earnings	$1,464	$1,000	$1,228
Foreign currency translation adjustments	(20)	35	10
Reclassification of foreign currency translation adjustments into earnings due to sale of business	—	—	(2)
Comprehensive income	$1,444	$1,035	$1,236
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

Fiscal Years Ended	February 2, 2019	February 3, 2018	January 28, 2017
Operating activities
Net earnings	$1,464	$1,000	$1,228
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	770	683	654
Restructuring charges	46	10	39
Stock-based compensation	123	129	108
Deferred income taxes	10	162	201
Other, net	(25)	(13)	(17)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	28	315	(193)
Merchandise inventories	(194)	(335)	199
Other assets	(34)	(21)	10
Accounts payable	432	(196)	518
Other liabilities	(234)	117	23
Income taxes	22	290	(213)
Total cash provided by operating activities	2,408	2,141	2,557
Investing activities
Additions to property and equipment, net of $53, $123 and $48, respectively, of non-cash capital expenditures	(819)	(688)	(580)
Purchases of investments	—	(4,325)	(3,045)
Sales of investments	2,098	4,018	2,689
Acquisition of businesses, net of cash acquired	(787)	—	—
Other, net	16	(7)	59
Total cash provided by (used in) investing activities	508	(1,002)	(877)
Financing activities
Repurchase of common stock	(1,505)	(2,004)	(698)
Issuance of common stock	38	163	171
Dividends paid	(497)	(409)	(505)
Borrowings of debt	498	—	—
Repayments of debt	(546)	(46)	(394)
Other, net	(6)	(1)	8
Total cash used in financing activities	(2,018)	(2,297)	(1,418)
Effect of exchange rate changes on cash	(14)	25	10
Increase (decrease) in cash, cash equivalents and restricted cash	884	(1,133)	272
Cash, cash equivalents and restricted cash at beginning of period	1,300	2,433	2,161
Cash, cash equivalents and restricted cash at end of period	$2,184	$1,300	$2,433

Supplemental disclosure of cash flow information
Income taxes paid	$391	$366	$628
Interest paid	71	81	76
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts

	Common Shares	Common Stock	Prepaid Share Repurchase	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at January 30, 2016	324	$32	$(55)	$—	$4,130	$271	$4,378
Net earnings	—	—	—	—	1,228	—	1,228
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	—	—	10	10
Reclassification of foreign currency translation adjustments into earnings	—	—	—	—	—	(2)	(2)
Settlement of accelerated share repurchase	—	—	55	—	—	—	55
Tax benefits from stock options exercised, restricted stock vesting and employee stock purchase plan	—	—	—	17	—	—	17
Stock-based compensation	—	—	—	108	—	—	108
Issuance of common stock	8	1	—	170	—	—	171
Common stock dividends, $1.57 per share	—	—	—	—	(505)	—	(505)
Repurchase of common stock	(21)	(2)	—	(295)	(454)	—	(751)
Balances at January 28, 2017	311	31	—	—	4,399	279	4,709
Adoption of ASU 2016-09	—	—	—	10	(12)	—	(2)
Net earnings	—	—	—	—	1,000	—	1,000
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	35	35
Stock-based compensation	—	—	—	129	—	—	129
Issuance of common stock	7	1	—	162	—	—	163
Common stock dividends, $1.36 per share	—	—	—	—	(411)	—	(411)
Repurchase of common stock	(35)	(4)	—	(299)	(1,706)	—	(2,009)
Other	—	—	—	(2)	—	—	(2)
Balances at February 3, 2018	283	28	—	—	3,270	314	3,612
Adoption of ASU 2014-09	—	—	—	—	73	—	73
Net earnings	—	—	—	—	1,464	—	1,464
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	(20)	(20)
Stock-based compensation	—	—	—	123	—	—	123
Issuance of common stock	4	—	—	38	—	—	38
Common stock dividends, $1.80 per share	—	—	—	6	(497)	—	(491)
Repurchase of common stock	(21)	(1)	—	(167)	(1,325)	—	(1,493)
Balances at February 2, 2019	266	$27	$—	$—	$2,985	$294	$3,306
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in these Notes to Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

We strive to enrich the lives of consumers through technology, whether they connect with us online, visit our stores or invite us into their homes. We do this by solving technology problems and addressing key human needs across a range of areas, including entertainment, productivity, communication, food preparation, security and health and wellness. We have operations in the U.S., Canada and Mexico. We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S., under various brand names including Best Buy, bestbuy.com, Best Buy Direct, Best Buy Express, Best Buy Mobile, Geek Squad, GreatCall, Magnolia and Pacific Kitchen and Home. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile, Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx.

On October 1, 2018, we acquired all of the outstanding shares of GreatCall, Inc. ("GreatCall"). Refer to Note 2, Acquisition, for additional information.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2019, fiscal 2018 or fiscal 2017.

Discontinued Operations

Discontinued operations are primarily comprised of activity related to Jiangsu Five Star Appliance Co., Limited ("Five Star") within our International segment. Refer to Note 3, Discontinued Operations, for further information.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2019 and fiscal 2017 included 52 weeks and fiscal 2018 included 53 weeks, with the additional week occurring in the fourth quarter.

Unadopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which will require the recognition of right-of-use ("ROU") assets and lease liabilities on the balance sheet for operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

We will be adopting the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption will be as originally reported under the current standard - Accounting Standards

Codification ("ASC") 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2020 will be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal first quarter. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification as operating or capital leases.

The most significant impact of adoption will be the recognition of ROU assets and lease liabilities in the range of approximately $2.6 billion to $3.0 billion for operating leases, while our accounting for existing capital leases remains substantially unchanged. We currently estimate the cumulative pre-tax impact of these changes will decrease retained earnings by approximately $20 million to $30 million in fiscal 2020. We do not believe the standard will materially affect our consolidated statements of earnings or cash flows. As part of our adoption, we have also modified our control procedures and processes.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). We do not believe the new guidance, which is effective for fiscal years beginning after December 15, 2019, will impact our consolidated financial statements, but are still evaluating the impact it will have on future annual or interim goodwill impairment tests performed.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. The updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact of adopting the updated provisions.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in ASC 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. We are currently evaluating the impact of adopting the updated provisions, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

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

In the first quarter of fiscal 2019, we also adopted ASU 2014-09, Revenue from Contracts with Customers. The new guidance establishes a single comprehensive model for entities to use in accounting for revenue and supersedes most revenue recognition guidance. It introduces a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards under previous guidance. We elected the modified retrospective method of adoption, which we applied to contracts not completed at the date of adoption. Under this method, we recorded an increase to opening retained earnings of $73 million, net of tax, due to the cumulative impact of these changes, which were primarily related to the timing of revenue recognition related to our gift cards, the sale of certain software licenses and our loyalty programs. We did not make any adjustments to prior period financial statements. The adoption did not have a material impact on our fiscal 2019 consolidated statements of earnings. As part of the adoption, we also modified certain control procedures and processes, none of which had a material effect on our internal controls over financial reporting.

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheets on February 4, 2018, for the adoption of this standard was as follows ($ in millions):

	February 3, 2018 As Reported	ASU 2014-09 Adjustment on February 4, 2018	February 4, 2018 Adjusted
Assets
Other assets	$374	$(19)	$355
Liabilities
Unredeemed gift card liabilities	385	(69)	316
Deferred revenue	453	(26)	427
Accrued liabilities	1,001	3	1,004
Equity
Retained earnings	3,270	73	3,343

The following tables reflect the impact of adopting this standard on our Consolidated Balance Sheets as of February 2, 2019, and our Consolidated Statements of Earnings for the fiscal year ended February 2, 2019 ($ in millions, except per share amounts):

	February 2, 2019
Impact of Changes to Consolidated Balance Sheets	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)(1)
Assets
Other current assets	$466	$410	$56
Other assets	606	625	(19)
Liabilities
Unredeemed gift card liabilities	290	352	(62)
Deferred revenue	446	470	(24)
Accrued liabilities	982	923	59
Equity
Retained earnings	2,985	2,921	64

(1)	Effect of change includes the opening retained earnings adjustment as detailed within the table above.

	Fiscal Year Ended February 2, 2019
Impact of Changes to Consolidated Statements of Earnings	As Reported	Balances without Adoption of ASU 2014-09	Effect of Change Higher/(Lower)
Revenue	$42,879	$42,830	$49
Cost of goods sold	32,918	32,860	58
Gross profit	9,961	9,970	(9)
Operating income	1,900	1,909	(9)
Income tax expense	424	426	(2)
Net earnings	1,464	1,471	(7)

Basic earnings per share	$5.30	$5.32	$(0.02)
Diluted earnings per share	$5.20	$5.23	$(0.03)

SEC Disclosure Update

In the third quarter of fiscal 2019, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. While the amendment expanded the disclosure requirements for interim financial statements to include both current and comparative quarter- and year-to-date reconciliations of changes in shareholders' equity, it did not have a material impact on our interim or annual disclosures or financial statements.

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative ("SG&A") expenses. Refer to Note 2, Acquisition, for further information regarding our acquisition of GreatCall in fiscal 2019.

Cash, Cash Equivalents and Restricted Cash

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, commercial paper, corporate bonds and time deposits with an original maturity of 3 months or less when purchased. The amounts of cash equivalents at February 2, 2019, and February 3, 2018, were $1,410 million and $524 million, respectively, and the weighted-average interest rates were 2.5% and 1.1%, respectively.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets to the total shown within our Consolidated Statements of Cash Flows ($ in millions):

	February 2, 2019	February 3, 2018	January 28, 2017
Cash and cash equivalents	$1,980	$1,101	$2,240
Restricted cash included in Other current assets	204	199	193
Total cash, cash equivalents and restricted cash	$2,184	$1,300	$2,433

Amounts included in restricted cash are pledged as collateral or restricted to use for workers' compensation and general liability insurance claims.

Receivables

Receivables consist primarily of amounts due from vendors for various vendor funding programs, banks for customer credit card and debit card transactions and mobile phone network operators for device sales and commissions. We establish allowances for uncollectible receivables based primarily on historical collection trends. Our allowances for uncollectible receivables were $23 million and $37 million at February 2, 2019, and February 3, 2018, respectively.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or net realizable value and the weighted average method is used to determine the cost of inventory. The costs of in-bound freight to move inventory into our distribution centers are included as part of the net cost of merchandise inventories. Also included in the cost of inventory are certain vendor allowances. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of goods sold.

Our inventory valuation reflects adjustments for anticipated physical inventory losses (e.g., theft) that have occurred since the last physical inventory. Physical inventory counts are taken on a regular basis to ensure that the inventory reported in our consolidated financial statements is properly stated.

Our inventory valuation also reflects markdown adjustments for the excess of the cost over the net recovery we expect to realize from the ultimate disposition of inventory and establishes a new cost basis. No adjustment is recorded for inventory that we are able to return to our vendors for full credit. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdown adjustments or an increase in the newly established cost basis.

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

Repairs and maintenance costs are expensed as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, generally from two to seven years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality or extends its useful life. Capitalized software is included in Fixtures and equipment on our Consolidated Balance Sheets. Software maintenance and training costs are expensed in the period incurred.

Property under capital and financing leases is comprised of buildings and equipment used in our operations. These assets are typically depreciated over the shorter of the useful life of the asset or the term of the lease.

Estimated useful lives by major asset category are as follows:

Asset	Life (in years)
Buildings	5-35
Leasehold improvements	2-10
Fixtures and equipment	2-15
Property under capital and financing leases	3-7

Impairment of Long-Lived Assets and Costs Associated With Exit Activities

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Factors considered important that could result in an impairment review include, but are not limited to, negative operating income for the most recent 12-month period, significant under-performance relative to historical or planned operating results, significant changes in the manner of use or expected life of the assets or significant changes in our business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from the disposition of the asset, if any, are less than the carrying value of the asset net of other liabilities. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value using a discounted cash flow analysis.

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-lived assets deployed at store locations are reviewed for impairment at the individual store level, which involves comparing the carrying value of all land, buildings, leasehold improvements, fixtures and equipment located at each store to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate, for example, to evaluate potential impairment of assets shared by several areas of operations, such as information technology systems. Refer to Note 4, Fair Value Measurements, for further information associated with the long-lived asset impairments, including valuation techniques used, impairment charges incurred and remaining carrying values.

The present value of costs associated with vacated properties, primarily future lease costs net of expected sublease income, are charged to earnings when we cease using the property. We accelerate depreciation on property and equipment we expect to retire when a decision is made to abandon a property.

At February 2, 2019, and February 3, 2018, the obligation associated with vacant properties included in Accrued liabilities on our Consolidated Balance Sheets was $14 million and $17 million, respectively, and the obligation associated with vacant properties included in Long-term liabilities on our Consolidated Balance Sheets was $11 million and $21 million, respectively. The obligation associated with vacant properties at February 2, 2019, and February 3, 2018, included amounts associated with our restructuring activities as further described in Note 9, Restructuring Charges.

Leases

We conduct the majority of our retail and distribution operations from leased locations. The leases generally require payment of real estate taxes, insurance and common area maintenance, in addition to rent. For most large-format stores, the remaining life is less than 5 years with one or more renewal options thereafter. Some leases also contain escalation clauses and certain store leases require payments based on factors, such as specified percentages of revenue or the consumer price index.

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

At February 2, 2019, and February 3, 2018, deferred rent included in Accrued liabilities on our Consolidated Balance Sheets was $28 million and $30 million, respectively, and deferred rent included in Long-term liabilities on our Consolidated Balance Sheets was $99 million and $107 million, respectively.

In addition, we have financing leases for agreements when we are deemed the owner of the leased buildings, typically due to significant involvement during the construction period, and do not qualify for sales recognition under the sale-leaseback accounting guidance. We record the cost of the building in property and equipment, with the related short-term liability recorded in current portion of long-term debt and the long-term liability recorded in long-term debt. At February 2, 2019, and February 3, 2018, we had $181 million and $191 million, respectively, outstanding under financing lease obligations. Refer to Note 10, Leases, for maturity details.
Assets acquired under capital and financing leases are depreciated over the shorter of the useful life of the asset or the lease term, including renewal periods, if reasonably assured.
Goodwill and Intangible Assets
Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually, as of the first day of the fiscal fourth quarter, or when indications of potential impairment exist. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level and determine whether our reporting units are the components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. The two reporting units with goodwill balances at the end of fiscal 2019 were our Domestic and GreatCall operating segments.

Our detailed impairment testing involves a quantitative assessment to compare the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value. In fiscal 2019 and fiscal 2018, we determined that the fair value of the Domestic reporting unit exceeded its carrying value, and as a result, no goodwill impairment was recorded. In addition, we determined that the fair value of the GreatCall reporting unit exceeded its carrying value in fiscal 2019 and as a result, no goodwill impairment was recorded. The carrying value of goodwill at February 2, 2019, and February 3, 2018, was $915 million and $425 million, respectively.

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment as of February 2, 2019, and February 3, 2018 ($ in millions):

	February 2, 2019		February 3, 2018
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,590	$(675)	$1,100	$(675)

Indefinite-lived Intangible Assets

We have an indefinite-lived tradename related to Pacific Sales included within our Domestic reportable segment, which is recorded within Other assets on our Consolidated Balance Sheets.

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value. We do not amortize our indefinite-lived tradenames, but test for impairment annually, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of our indefinite-lived tradename. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess. In fiscal 2019 and fiscal 2018, we determined that the fair value of the tradename exceeded its carrying value, and as a result, no impairment was recorded. The carrying value of the indefinite-lived tradename at February 2, 2019, and February 3, 2018, was $18 million.

Definite-lived Intangible Assets

We have definite-lived intangible assets related to GreatCall included within our Domestic reportable segment, which are recorded within Other assets on our Consolidated Balance Sheets. We had no definite-lived intangible assets as of February 3, 2018. The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets as of February 2, 2019 ($ in millions):

	February 2, 2019
	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$258	$16
Tradename	63	3
Developed technology	52	4
Total	$373	$23

The following table provides the amortization expense expected to be recognized in future periods ($ in millions):

Fiscal Year	Amortization Expense
2020	$68
2021	68
2022	67
2023	67
2024	48
Thereafter	32

Insurance

We are self-insured for certain losses related to workers' compensation, medical and general liability claims; however, we obtain third-party excess insurance coverage to limit our exposure to certain claims. Some of these self-insured losses are managed through a wholly-owned insurance captive. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We utilize valuations provided by qualified, independent third-party actuaries as well as internal insurance and risk expertise. Our self-insured liabilities included in our Consolidated Balance Sheets were as follows ($ in millions):

	February 2, 2019	February 3, 2018
Accrued liabilities	$69	$67
Long-term liabilities	60	64
Total	$129	$131

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

Our income tax returns are periodically audited by U.S. federal, state and local and foreign tax authorities. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provisions in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our liability for unrecognized tax benefits, including accrued penalties and interest, in Long-term liabilities on our Consolidated Balance Sheets and in Income tax expense on our Consolidated Statements of Earnings.

Accrued Liabilities

The major components of accrued liabilities at February 2, 2019, and February 3, 2018, were non-income tax liabilities, advertising accruals, income tax accruals, loyalty program liabilities, rent-related liabilities and sales return reserves.

Long-Term Liabilities

The major components of long-term liabilities at February 2, 2019, and February 3, 2018, were unrecognized tax benefits, income tax liabilities, rent-related liabilities and self-insurance reserves.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our Consolidated Balance Sheet dates. For operations reported on a one-month lag, we use the exchange rates in effect one month prior to our Consolidated Balance Sheet dates. Results of operations and cash flows are translated using the average exchange rates throughout the periods. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders' equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in SG&A, have not been significant in any period presented.

Revenue Recognition

We generate revenue primarily from the sale of products and services, both as a principal and as an agent. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Our revenue excludes sales and usage-based taxes collected and is reported net of sales refunds, which includes an estimate of future returns and contract cancellations based on historical refund rates, with a corresponding reduction to cost of sales. For revenue transactions that involve more than one performance obligation, we defer the revenue associated with any unsatisfied performance obligation until the obligation is satisfied, i.e., when control of a product is transferred to the customer or a service is completed. Refer to Note 8, Revenue Recognition, for additional information.

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

For technical support membership contracts, we are responsible for fulfilling the support services to customers. These contracts have terms ranging from one month to three years and typically contain multiple performance obligations. Payment for the membership contracts is due at the start of the contract period. We have determined that our contracts do not include a significant financing component. The primary purpose of our payment terms is to provide customers with a simplified method of purchasing our services, not to provide customers with financing. We recognize revenue over time on a usage basis, an input method of measuring progress over the related contract term. This method is based on historical utilization patterns as this depicts when customers use the services and discounts provided and, accordingly, when delivery of the performance obligation occurs. There is judgment in (1) determining the level at which we apply a portfolio approach to these contracts; (2) measuring the relative standalone selling price for performance obligations within these contracts to the extent that they are only bundled and sold to customers with other performance obligations, or alternatively, using a cost-plus margin approach; and, (3) assessing the pattern of delivery across multiple portfolios of customers, including estimating current and future usage patterns. When insufficient history of usage is available, we generally recognize revenue ratably over the life of the contract.

Services - When we are the agent

We sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the fixed net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue at a point in time when the corresponding product revenue is recognized. In addition, we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the profitable performance of the portfolio. We do not share in any losses of the portfolio. We record any such profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs when claims experience for the annual period is known in our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year. Service and commission revenues earned from the sale of extended warranties represented 2.0%, 2.0% and 2.2% of revenue in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. These percentages include $10 million, $68 million and $133 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, of profit-share revenue.

We earn fixed commissions from mobile network carriers to sell service contracts on their platforms. Revenue is recognized when control passes at a point in time upon sale of the contract and activation of the customer on the provider’s platform. The time between when we activate the service with the customer and when we receive payment from the content provider is generally within 30 to 60 days, which is after control has passed. Activation commissions are subject to repayment to the carrier primarily due to customer cancellation for specified time periods after the sale. Commission revenue from mobile network carriers is reported net of the expected cancellations, which we estimate based on historical cancellation rates.

Credit Card Revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partner based on the annual performance of the program, and we receive quarterly payments based on forecasts of full-year performance. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each quarter when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically quarterly. Profit-share payments occur quarterly, shortly after the end of each program quarter.

Best Buy Gift Cards

We sell Best Buy gift cards to our customers in our retail stores, online and through select third parties. Our gift cards do not expire. We recognize revenue from gift cards when the card is redeemed by the customer. We also recognize revenue for the portion of gift card values that is not expected to be redeemed ("breakage"). We estimate breakage based on historical patterns and other factors, such as laws and regulations applicable to each jurisdiction. We recognize breakage revenue using a method that is consistent with customer redemption patterns. Typically, over 90% of gift card redemptions (and therefore recognition of over 90% of gift card breakage revenue) occur within one year of issuance. There is judgment in assessing (1) the level at which we group gift cards for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of gift cards which we do not expect to be redeemed. Gift card breakage income was $34 million, $40 million and $37 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a gift card at the time of purchase or an instant savings coupon that can be redeemed towards a future purchase. For sales incentives issued to customers that are only earned in conjunction with the purchase of products or services, the sales incentives represent an option that is a material right and, accordingly, is a performance obligation in the contract. The relative standalone selling price of these sales incentives is deferred as a contract liability, based on the cards or coupons that are projected to be redeemed. We recognize revenue for this performance obligation when it is redeemed by the customer or when it is not expected to be redeemed. There is judgment in determining (1) the level at which we group incentives based on similar redemption patterns, (2) future redemption patterns, and (3) the ultimate number of incentives that we do not expect to be redeemed.

We also issue coupons that are not earned in conjunction with a purchase of a product or service, typically as part of targeted marketing activities. This is not a performance obligation, but is recognized as a reduction of the transaction price when redeemed by the customer.

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each purchase completed with us or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Best Buy branded stores. Depending on the customer's membership level within our loyalty program, certificate expirations typically range from 2 to 12 months from the date of issuance. Our loyalty programs represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by our loyalty program members is deferred and included in Accrued liabilities on our Consolidated Balance Sheets based on the percentage of points that are projected to be redeemed. We recognize revenue for this performance obligation over time when a certificate is estimated to be redeemed by the customer. There is inherent judgment in estimating the value of our customer loyalty programs as they are susceptible to factors outside of our influence, particularly customer redemption activity. However, we have significant experience in estimating the amount and timing of redemptions of certificates, based primarily on historical data.

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

Selling, General and Administrative Expenses
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

Vendor Allowances

We receive funds from certain vendors through a variety of programs and arrangements, primarily in the form of purchases-based or sales-based volumes and for product advertising and placement in our stores. We recognize these funds as a reduction of cost of sales when the associated inventory is sold. If the funds are not specifically related to purchase or sales volumes, the funds are recognized ratably over the performance period as the product promotion is completed. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell a vendor's products are recorded as an offset to the related expense when incurred.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed over the period in which the advertisement is customer-facing. Advertising costs consist primarily of digital and television advertisements, as well as agency fees and production costs. Advertising expenses were $777 million, $776 million and $743 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

Stock-Based Compensation

We apply the fair value recognition provisions of accounting guidance as they relate to our stock-based compensation, which requires us to recognize expense for the fair value of our stock-based compensation awards. Refer to Note 7, Shareholders' Equity, for additional information regarding the fair value of our equity-based awards under our stock compensation plan. Compensation expense is recognized over the period in which services are required. It is recognized on a straight-line basis, except where there are performance awards that vest on a graded basis, in which case the expense for these awards is front-loaded or recognized on a graded attribution basis.

2.  Acquisition

GreatCall, Inc.

On October 1, 2018, we acquired all of the outstanding shares of GreatCall for net cash consideration of $787 million. GreatCall, a leading connected health services provider for aging consumers, offers easy-to-use mobile products and connected devices, tailored for seniors. These products are combined with a range of services, including a simple, one-touch connection to U.S.-based, specially-trained agents who can connect the user to family caregivers, provide concierge services and dispatch emergency personnel. The acquisition of GreatCall is aligned with our strategy to address health and wellness with a focus on aging consumers and how technology can help them live more independent lives.

The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. All of the goodwill was assigned to our Domestic reportable segment and is not expected to be deductible for income tax purposes. We recorded $13 million of transaction costs in fiscal 2019 related to the acquisition within SG&A expenses on our Consolidated Statements of Earnings. Results of operations from the date of acquisition were included within our Domestic reportable segment and our Services revenue category. The acquisition of GreatCall was not material to the results of our operations.

The purchase price allocation for the assets acquired and liabilities assumed is substantially complete, but may be subject to immaterial change through the end of the third quarter of fiscal 2020. The fair value of assets acquired and liabilities assumed was as follows ($ in millions):

	Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value
Current assets	$34	$(2)	$32
Goodwill	496	(6)	490
Intangible assets(1)	371	2	373
Other assets	27	(2)	25
Total assets acquired	928	(8)	920
Accrued liabilities	56	(1)	55
Long-term liabilities	72	(2)	70
Total liabilities assumed	128	(3)	125
Total purchase price(2)	800	(5)	795
Less cash acquired	8	—	8
Total purchase price, net of cash acquired	$792	$(5)	$787

(1)
The adjusted fair value of Intangible assets included consumer customer relationships of $235 million (amortized over 5 years), tradename of $63 million (amortized over 8 years), developed technology of $52 million (amortized over 5 years) and commercial customer relationships of $23 million (amortized over 10 years).

(2)	Measurement period adjustments included the finalization of the working capital adjustment.

3.  Discontinued Operations

Discontinued operations reflects activity within our International Segment. Fiscal 2018 activity is primarily related to the proceeds attributed to a non-compete clause from the sale of Best Buy Europe to Carphone Warehouse plc. Fiscal 2017 activity is primarily related to the sale of remaining Five Star property assets that were held for sale as of January 30, 2016.

Fiscal 2019 had no financial results from discontinued operations. The aggregate financial results of all discontinued operations for fiscal 2018 and fiscal 2017 were as follows ($ in millions):

	2018	2017
Gain from discontinued operations before income tax expense	$1	$28
Income tax expense	—	(7)
Net earnings from discontinued operations	$1	$21

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

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis at February 2, 2019, and February 3, 2018, by level within the fair value hierarchy as determined by the valuation techniques we used to determine the fair value ($ in millions):

		Fair Value at
	Fair Value Hierarchy	February 2, 2019	February 3, 2018
Assets
Cash and cash equivalents:
Money market funds	Level 1	$98	$21
Commercial paper	Level 2	—	90
Time deposits	Level 2	300	65
Short-term investments:
Commercial paper	Level 2	—	474
Time deposits	Level 2	—	1,558
Other current assets:
Money market funds	Level 1	82	3
Commercial paper	Level 2	—	60
Time deposits	Level 2	101	101
Foreign currency derivative instruments	Level 2	—	2
Other assets:
Marketable securities that fund deferred compensation	Level 1	44	99
Interest rate swap derivative instruments	Level 2	26	—

Liabilities
Accrued liabilities:
Foreign currency derivative instruments	Level 2	—	8
Interest rate swap derivative instruments	Level 2	—	1
Long-term liabilities:
Interest rate swap derivative instruments	Level 2	1	4

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

Foreign currency derivative instruments. Comprised primarily of foreign currency swap contracts and foreign currency forward contracts, our foreign currency derivative instruments were measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. Our foreign currency derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within SG&A and Restructuring charges on our Consolidated Statements of Earnings for non-restructuring and restructuring charges, respectively.

The following table summarizes the fair value remeasurements related to continuing operations recorded in fiscal 2019 and fiscal 2018 ($ in millions):

	2019		2018
	Impairments	Remaining Net Carrying Value(1)	Impairments	Remaining Net Carrying Value (1)
Property and equipment (non-restructuring)	$9	$1	$9	$—
Property and equipment (restructuring)(2)	—	—	1	—
Total	$9	$1	$10	$—

(1)
Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at February 2, 2019, and February 3, 2018.

(2)	See Note 9, Restructuring Charges, for additional information.

All of the fair value remeasurements included in the table above were based on significant unobservable inputs (Level 3). Fixed asset fair values were primarily derived using a discounted cash flow ("DCF") model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. In the case of assets for which the impairment was the result of restructuring activities, no future cash flows have been assumed as the assets will cease to be used and expected sale values are nominal.

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

5.   Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign currency derivative instruments and interest rate swaps. Our objective in holding derivatives is to reduce the volatility of net earnings, cash flows and net asset value associated with changes in foreign currency exchange rates and interest rates. We do not hold derivative instruments for trading or speculative purposes. We have no derivatives that have credit risk-related contingent features, and we mitigate our credit risk by engaging with financial institutions with investment-grade credit ratings as our counterparties.

We record all derivative instruments on our Consolidated Balance Sheets at fair value and evaluate hedge effectiveness prospectively or retrospectively when electing to apply hedge accounting. We formally document all hedging relations at inception for derivative hedges and the underlying hedged items, as well as the risk management objectives and strategies for undertaking the hedge transaction. In addition, we have derivatives which are not designated as hedging instruments.

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

Summary of Derivative Balances

The following table presents the gross fair values of our outstanding derivative instruments and the corresponding classification at February 2, 2019, and February 3, 2018 ($ in millions):

		Assets
Contract Type	Balance Sheet Location	February 2, 2019	February 3, 2018
Derivatives designated as net investment hedges	Other current assets	$—	$2
Derivatives designated as interest rate swaps	Other assets	26	—
Total		$26	$2

		Liabilities
Contract Type	Balance Sheet Location	February 2, 2019	February 3, 2018
Derivatives designated as net investment hedges	Accrued liabilities	$—	$7
Derivatives designated as interest rate swaps	Accrued liabilities and Long-term liabilities	1	5
No hedge designation (foreign exchange forward contracts)	Accrued liabilities	—	1
Total		$1	$13

The following table presents the effects of derivative instruments on other comprehensive income ("OCI") for fiscal 2019 and fiscal 2018 ($ in millions):

Derivatives designated as net investment hedges	2019	2018
Pre-tax gain (loss) recognized in OCI	$21	$(14)

The following table presents the effects of derivatives not designated as hedging instruments on our Consolidated Statements of Earnings for fiscal 2019 and fiscal 2018 ($ in millions):

		Gain (Loss) Recognized
Contract Type	Statement of Earnings Location	2019	2018
No hedge designation (foreign exchange contracts)	SG&A	$4	$(3)

The following table presents the effects of interest rate derivatives and adjustments to the carrying value of long-term debt on our Consolidated Statements of Earnings for fiscal 2019 and fiscal 2018 ($ in millions):

		Gain (Loss) Recognized
Contract Type	Statement of Earnings Location	2019	2018
Interest rate swap contracts	Interest expense	$31	$(18)
Adjustments to carrying value of long-term debt	Interest expense	(31)	18
Total		$—	$—

The following table presents the notional amounts of our derivative instruments at February 2, 2019, and February 3, 2018 ($ in millions):

	Notional Amount
Contract Type	February 2, 2019	February 3, 2018
Derivatives designated as net investment hedges	$15	$462
Derivatives designated as interest rate swap contracts	1,150	1,150
No hedge designation (foreign exchange forward contracts)	9	33
Total	$1,174	$1,645

6.   Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 17, 2018, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the "Five-Year Facility Agreement") with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the "Previous Facility") with a syndicate of banks, which was originally scheduled to expire in June 2021, but was terminated on April 17, 2018. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2023, with no borrowings outstanding as of February 2, 2019. There were no borrowings outstanding under the Previous Facility as of February 3, 2018.

The interest rate under the Five-Year Facility Agreement is variable and, barring certain events of default, is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.30%, the LIBOR Margin ranges from 0.80% to 1.30% and the facility fee ranges from 0.08% to 0.20%.

The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries' ability to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and other fundamental changes; or engage in certain transactions with our affiliates. The Five-Year Facility Agreement also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. At February 2, 2019, we were in compliance with all such covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	February 2, 2019	February 3, 2018
2018 Notes	$—	$500
2021 Notes	650	650
2028 Notes	500	—
Interest rate swap valuation adjustments	25	(5)
Subtotal	1,175	1,145
Debt discounts and issuance costs	(7)	(3)
Financing lease obligations	181	191
Capital lease obligations	39	22
Total long-term debt	1,388	1,355
Less: current portion	56	544
Total long-term debt, less current portion	$1,332	$811

2018 Notes

Our $500 million principal amount of notes due August 1, 2018 (the “2018 Notes”) were repaid on August 1, 2018, using existing cash resources and were classified within Current portion of long-term debt on our Consolidated Balance Sheets as of February 3, 2018.

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

2028 Notes

In September 2018, we issued $500 million principal amount of notes due October 1, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 4.45% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2019. Net proceeds from the issuance were $495 million after underwriting and issue discounts totaling $5 million.

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

Fair Value and Future Maturities

The fair value of long-term debt, excluding debt discounts and issuance costs and financing and capital lease obligations, approximated $1,178 million and $1,199 million at February 2, 2019, and February 3, 2018, respectively, based primarily on the quoted market prices, compared to carrying values of $1,175 million and $1,145 million at February 2, 2019, and February 3, 2018, respectively. If our long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy.

At February 2, 2019, the future maturities of long-term debt, net of interest rate swaps and excluding debt discounts, issuance costs and financing and capital lease obligations (see Note 10, Leases, for the future lease obligation maturities), consisted of the following ($ in millions):

Fiscal Year	Amount
2020	$—
2021	—
2022	650
2023	—
2024	—
Thereafter	525
Total long-term debt	$1,175

7.   Shareholders' Equity

Stock Compensation Plans

Our Best Buy Co., Inc. Amended and Restated 2014 Omnibus Incentive Plan (the "Omnibus Plan") authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 22.5 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. Awards granted, forfeited or canceled under the previous plan, the 2004 Omnibus Stock and Incentive Plan, after February 1, 2014, adjust the amount available under the Omnibus Plan. At February 2, 2019, a total of 15.2 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original terms.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a three-year period. Share awards vest based either upon attainment of specified goals or solely upon continued employment ("time-based"). Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index ("market-based") or upon the achievement of company performance goals ("performance-based"). Generally, time-based share awards vest 33% on each of the three annual anniversary dates following the grant date. Time-based share awards to directors vest one year from the grant date.

Our Employee Stock Purchase Plan, as amended, permits employees to purchase our common stock at a 5% discount from the market price at the end of semi-annual purchase periods and is non-compensatory. Employees are required to hold the common stock purchased for 12 months. In fiscal 2019, fiscal 2018 and fiscal 2017, 0.1 million, 0.1 million and 0.2 million shares, respectively, were purchased through our employee stock purchase plan. At February 2, 2019, and February 3, 2018, plan participants had accumulated $3 million and $3 million, respectively, to purchase our common stock pursuant to this plan.

Stock-based compensation expense was as follows in fiscal 2019, fiscal 2018 and fiscal 2017 ($ in millions):

	2019	2018	2017
Stock options	$3	$6	$9
Share awards:
Market-based	15	19	15
Performance-based	20	13	6
Time-based	85	91	78
Total	$123	$129	$108

Stock Options

Stock option activity was as follows in fiscal 2019:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at February 3, 2018	3,069,000	$32.32
Granted	161,000	$66.59
Exercised	(869,000)	$35.54
Forfeited/canceled	(3,000)	$33.01
Outstanding at February 2, 2019	2,358,000	$33.47	4.9	$60
Vested or expected to vest at February 2, 2019	2,358,000	$33.47	4.9	$60
Exercisable at February 2, 2019	2,006,000	$30.21	4.3	$57

The weighted-average grant-date fair value of stock options granted during fiscal 2019, fiscal 2018 and fiscal 2017 was $20.34, $12.52 and $8.04, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2019, fiscal 2018 and fiscal 2017, was $33 million, $57 million and $55 million, respectively. At February 2, 2019, there was $2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.0 years.

Net cash proceeds from the exercise of stock options were $30 million, $156 million and $164 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

There was $7 million, $19 million and $19 million of income tax benefits realized from stock option exercises in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

In fiscal 2019, fiscal 2018 and fiscal 2017, we estimated the fair value of each stock option on the date of grant using a lattice or Black Scholes valuation model (for certain individuals) with the following assumptions:

Valuation Assumptions	2019	2018	2017
Risk-free interest rate(1)	1.9% – 2.8%	0.9% – 2.6%	0.5% – 2.0%
Expected dividend yield	2.7%	3.0%	3.5%
Expected stock price volatility(2)	39%	38%	37%
Expected life of stock options (in years)(3)	6.5	6.0	6.0

(1)	Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(2)	In projecting expected stock price volatility, we consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)	We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined using Monte-Carlo simulation. A summary of the status of our nonvested market-based share awards at February 2, 2019, and changes during fiscal 2019, were as follows:

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 3, 2018	1,422,000	$36.35
Granted	371,000	$74.27
Vested	(557,000)	$42.04
Forfeited/canceled	(49,000)	$40.33
Outstanding at February 2, 2019	1,187,000	$40.07

At February 2, 2019, there was $13 million of unrecognized compensation expense related to nonvested market-based share awards that we expect to recognize over a weighted-average period of 1.6 years.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our nonvested time-based share awards at February 2, 2019, and changes during fiscal 2019, were as follows:

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 3, 2018	5,050,000	$36.17
Granted	1,543,000	$68.96
Vested	(2,208,000)	$37.30
Forfeited/canceled	(287,000)	$47.56
Outstanding at February 2, 2019	4,098,000	$47.13

At February 2, 2019, there was $102 million of unrecognized compensation expense related to nonvested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our nonvested performance-based share awards at February 2, 2019, and changes during fiscal 2019, were as follows:

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 3, 2018	685,000	$37.04
Granted	354,000	$72.11
Vested	(217,000)	$34.15
Forfeited/canceled	(3,000)	$72.05
Outstanding at February 2, 2019	819,000	$52.78

At February 2, 2019, there was $21 million of unrecognized compensation expense related to nonvested performance-based share awards that we expect to recognize over a weighted-average period of 1.7 years.

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

At February 2, 2019, options to purchase 2.4 million shares of common stock were outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	2.0	100%	$30.21	0.3	75%	$43.86	2.3	96%	$31.72
Out-of-the-money	—	—%	$—	0.1	25%	$71.52	0.1	4%	$71.52
Total	2.0	100%	$30.21	0.4	100%	$52.01	2.4	100%	$33.47

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations in fiscal 2019, fiscal 2018 and fiscal 2017 ($ and shares in millions, except per share amounts):

	2019	2018	2017
Numerator
Net earnings from continuing operations	$1,464	$999	$1,207
Denominator
Weighted-average common shares outstanding	276.4	300.4	318.5
Effect of potentially dilutive securities:
Stock options and other	5.0	6.7	4.1
Weighted-average common shares outstanding, assuming dilution	281.4	307.1	322.6

Anti-dilutive securities excluded from Weighted-average common shares outstanding, assuming dilution	0.2	—	4.5

Net earnings per share from continuing operations
Basic	$5.30	$3.33	$3.79
Diluted	$5.20	$3.26	$3.74

Repurchase of Common Stock

On February 23, 2019, our Board of Directors authorized a new $3.0 billion share repurchase program that superseded the previous $5.0 billion authorization from February 2017. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization.

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

The following table presents information regarding the shares we repurchased and retired in fiscal 2019, fiscal 2018 and fiscal 2017 ($ and shares in millions, except per share amounts):

	2019	2018	2017
Total cost of shares repurchased
Open market	$1,493	$2,009	$706
January 2016 ASR	—	—	45
Total	$1,493	$2,009	$751

Average price per share
Open market	$70.28	$57.16	$36.11
January 2016 ASR	$—	$—	$28.55
Average	$70.28	$57.16	$33.54

Number of shares repurchased and retired
Open market(1)	21.2	35.1	19.5
January 2016 ASR	—	—	1.6
Total	21.2	35.1	21.1

Between the end of fiscal 2019 and March 26, 2019, we repurchased an incremental 0.9 million shares of our common stock at a cost of $62 million. Repurchased shares have been retired and constitute authorized but unissued shares.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net earnings plus certain other items that are recorded directly to shareholders' equity. In addition to net earnings, the significant component of comprehensive income (loss) includes foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Refer to Note 11, Income Taxes, for additional information.

The following table provides a reconciliation of the components of accumulated other comprehensive income, net of tax, for fiscal 2019, fiscal 2018 and fiscal 2017, respectively ($ in millions):

Foreign Currency Translation
Balance at January 30, 2016	$271
Foreign currency translation adjustments	10
Reclassification of foreign currency translation adjustments into earnings due to sale of business	(2)
Balance at January 28, 2017	279
Foreign currency translation adjustments	35
Balance at February 3, 2018	314
Foreign currency translation adjustments	(20)
Balance at February 2, 2019	$294

8.  Revenue Recognition

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

Revenue from product sales and services is reported net of sales refunds, which includes an estimate of future returns and contract cancellations primarily based on historical refund rates, with a corresponding reduction to cost of sales. There is inherent judgment in estimating future refunds as they are susceptible to factors outside of our influence. However, we have significant experience in estimating the amount of refunds, based primarily on historical data. Our refund liability for sales returns was $77 million and $23 million at February 2, 2019, and February 3, 2018, respectively, which is included in Accrued liabilities on our Consolidated Balance Sheets and represents the expected value of the aggregate refunds that will be due to our customers. We also have a corresponding asset included in Other current assets on our Consolidated Balance Sheets that represents the inventory we expect to be returned, valued at the lower of cost or net realizable value. As of February 2, 2019, and February 3, 2018, this amount was $55 million and $0 million, respectively. The increases in our refund liability and corresponding asset balances from February 3, 2018, to February 2, 2019, are primarily driven by the impact of adopting the new revenue recognition guidance in the current year.

For revenue transactions that involve more than one performance obligation, we defer the revenue associated with any unsatisfied performance obligation until the obligation is satisfied, i.e., when control of a product is transferred to the customer or a service is completed. For such contracts, we allocate revenue and any discounts to each performance obligation based on its relative standalone selling price. We determine standalone selling prices based on the prices charged to customers or, when directly observable selling prices are not available, we generally use an expected cost-plus margin approach. Short-term deferred revenue was $446 million and $453 million as of February 2, 2019, and February 3, 2018, respectively. At February 2, 2019, and February 3, 2018, deferred revenue included within long-term liabilities was $11 million and $22 million, respectively.

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

The following table provides information about receivables and contract liabilities from our contracts with customers, which reflects the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of February 2, 2019, and February 4, 2018 ($ in millions):

	February 2, 2019	February 4, 2018
Receivables, net of an allowance for doubtful accounts of $13 and $24, respectively	$565	$674
Short-term contract liabilities included in:
Unredeemed gift cards	290	316
Deferred revenue	446	408
Accrued liabilities	146	151
Long-term contract liabilities included in:
Long-term liabilities	11	22

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. The following table summarizes our allowance for doubtful accounts activity related to contracts with customers for fiscal 2019 ($ in millions):

Allowance for Doubtful Accounts
Balance at February 4, 2018	$24
Charged to expenses or other accounts	35
Other(1)	(46)
Balance at February 2, 2019	$13

(1)	Includes bad debt write-offs, recoveries and the effect of foreign currency fluctuations.

The following table summarizes significant changes in our contract liability balances for the fiscal year ended February 2, 2019 ($ in millions):

Fiscal Year Ended
February 2, 2019
Revenue recognized that was included in the contract liability balance(s) as of February 4, 2018	$871
Revenue recognized from performance obligations satisfied in previous periods	—
Increase due to acquisition(1)	16
Adjustments(2)	(1)

(1)	Represents an increase in our contract liability balances due to our acquisition of GreatCall, primarily related to deferred revenue.

(2)	Includes changes in the measure of progress, changes in the estimate of the transaction price or contract modifications.

The following table includes estimated revenue from our contract liability balances expected to be recognized in future periods if performance of the contract is expected to have a duration of more than one year ($ in millions):

Fiscal Year	Amount(1)
2020	$14
2021	7
2022	3
2023	1

(1)
We have elected to exclude unsatisfied performance obligations from contract liability balances with a duration of one year or less. The estimated transaction price revenue disclosed above also does not include amounts of variable consideration attributable to contracts where the consideration is constrained at February 2, 2019. Further information about our forms of variable consideration is disclosed below.

We apply a practical expedient to expense direct costs of obtaining a contract when incurred because the amortization period would have been one year or less. See Note 14, Segment and Geographic Information, for a disaggregation of revenue by reportable segment and product category, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the enterprise.

9.   Restructuring Charges

Restructuring charges incurred in fiscal 2019, fiscal 2018 and fiscal 2017 were as follows ($ in millions):

	2019	2018	2017
Continuing operations
Best Buy Mobile	$47	$9	$—
Renew Blue Phase 2	—	—	26
Canadian brand consolidation	(1)	(2)	3
Renew Blue	—	3	5
Other	—	—	5
Total	$46	$10	$39

Best Buy Mobile

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., of which all remaining stores were closed during the second quarter of fiscal 2019. This decision was a result of changing economics in the mobile industry since we began opening these stores in 2006, along with the integration of our mobile model into our core stores and on-line channel, which are more economically compelling today. All restructuring charges related to this plan are from continuing operations within our Domestic segment and are presented in Restructuring charges on our Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred during fiscal 2019 and fiscal 2018, as well as the cumulative amount incurred through the end of fiscal 2019, for Best Buy Mobile was as follows ($ in millions):

	2019	2018	Cumulative Amount
Property and equipment impairments	$—	$1	$1
Termination benefits	(2)	8	6
Facility closure and other costs	49	—	49
Total	$47	$9	$56

The following table summarizes our restructuring accrual activity during fiscal 2019 and fiscal 2018 related to termination benefits and facility closure and other costs associated with Best Buy Mobile ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at January 28, 2017	$—	$—	$—
Charges	8	—	8
Balances at February 3, 2018	8	—	8
Charges	1	49	50
Cash payments	(6)	(48)	(54)
Adjustments(1)	(3)	—	(3)
Balances at February 2, 2019	$—	$1	$1

(1)	Adjustments to termination benefits represent changes in retention assumptions.

Renew Blue Phase 2

In the first quarter of fiscal 2017, we took several strategic actions to eliminate and simplify certain components of our operations and restructure certain field and corporate teams as part of our Renew Blue Phase 2 plan. All restructuring charges related to this plan are from continuing operations within our Domestic segment and are presented in Restructuring charges on our Consolidated Statements of Earnings. As of February 2, 2019, we had incurred cumulative restructuring charges related to this plan of $26 million, all of which were incurred in fiscal 2017, which consisted of $18 million of employee termination benefits and $8 million of property and equipment impairments. There are no outstanding liabilities associated with this plan as of February 2, 2019.

Canadian Brand Consolidation

In the first quarter of fiscal 2016, we consolidated the Future Shop and Best Buy stores and websites in Canada under the Best Buy brand. This resulted in the permanent closure of 66 Future Shop stores and the conversion of the remaining 65 Future Shop stores to the Best Buy brand. All restructuring charges related to this plan are from continuing operations within our International segment and are presented in Restructuring charges on our Consolidated Statements of Earnings for the fiscal years presented. We recorded a benefit of $1 million, a benefit of $2 million and charges of $3 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, related to facility closure and other costs. As of February 2, 2019, we had incurred cumulative charges of $200 million related to this plan.

There was no restructuring accrual activity during fiscal 2019 and fiscal 2018 related to termination benefits. The following table summarizes our restructuring accrual activity during fiscal 2019 and fiscal 2018 related to facility closure and other costs associated with the Canadian brand consolidation ($ in millions):

Facility Closure and Other Costs
Balances at January 28, 2017	$34
Cash payments	(18)
Adjustments(1)	(2)
Changes in foreign currency exchange rates	1
Balances at February 3, 2018	15
Cash payments	(7)
Adjustments(1)	(1)
Balances at February 2, 2019	$7

(1)	Adjustments related to facility closure and other costs represent changes in sublease assumptions.

Renew Blue

In the fourth quarter of fiscal 2013, we launched the Renew Blue strategy, which included initiatives intended to improve operating performance and reduce costs. These initiatives included focusing on core business activities, reducing headcount, updating our store operating model and optimizing our real estate portfolio. All restructuring charges related to this plan are from continuing operations within our International segment and are presented in Restructuring charges on our Consolidated Statements of Earnings for the fiscal years presented. We incurred restructuring charges of $0 million, $3 million and $5 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, related to facility closure and other costs. As of February 2, 2019, we had incurred cumulative charges of $371 million related to this plan, and our remaining vacant space liability was $7 million. We may continue to incur immaterial adjustments to the vacant space liability for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

Other

We have remaining a vacant space liability at February 2, 2019, of $2 million related to our U.S. large-format store closures in fiscal 2013. We may continue to incur immaterial adjustments to these liabilities for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

10.   Leases

The composition of net rent expense for all operating leases, including leases of property and equipment, was as follows in fiscal 2019, fiscal 2018 and fiscal 2017 ($ in millions):

	2019	2018	2017
Total rent expense	$783	$798	$790
Less sublease income	(15)	(16)	(16)
Net rent expense	$768	$782	$774

The future minimum lease payments under our capital, financing and operating leases by fiscal year (not including contingent rent) at February 2, 2019, were as follows ($ in millions):

Fiscal Year	Capital Leases	Financing Leases	Operating Leases(1)
2020	$14	$48	$700
2021	11	42	648
2022	7	35	513
2023	4	24	371
2024	2	16	253
Thereafter	7	40	476
Total minimum lease payments	45	205	$2,961
Less amount representing interest	(6)	(24)
Present value of minimum lease payments	39	181
Less current maturities	(12)	(43)
Present value of minimum lease payments, less current maturities	$27	$138

(1)
Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.8 billion at February 2, 2019.

Total minimum lease payments have not been reduced by minimum sublease rental income of approximately $71 million due under future noncancelable subleases.

11.   Income Taxes

The following is a reconciliation of the federal statutory income tax rate to income tax expense in fiscal 2019, fiscal 2018 and fiscal 2017 ($ in millions):

	2019	2018	2017
Federal income tax at the statutory rate	$396	$613	$635
State income taxes, net of federal benefit	58	44	38
Benefit from foreign operations	—	(85)	(46)
Other	(7)	(37)	(18)
Tax Act	(23)	283	—
Income tax expense	$424	$818	$609
Effective income tax rate	22.4%	45.0%	33.5%

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

In response to the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance on accounting for the impact of the Tax Act. SAB 118 allowed companies to record provisional amounts to the extent they were reasonably estimable and adjust them over time as more information became available, not to extend beyond the measurement period of one year from the enactment of the Tax Act.

As a result of the Tax Act, our blended U.S. statutory federal income tax rate was 33.7% for fiscal 2018. In addition, we recorded provisional tax expense in fiscal 2018 of $283 million. The $283 million included a $209 million charge associated with the deemed repatriation tax and a $74 million charge related to the revaluation of deferred tax assets and liabilities to reflect the new 21.0% tax rate.

In accordance with SAB 118, we completed the accounting for the income tax effects of the Tax Act and recorded the following adjustments to the provisional tax expense during fiscal 2019: (1) a $20 million reduction to the deemed repatriation tax liability, resulting in a final tax liability of $189 million, and (2) a $3 million reduction to the revaluation of deferred tax assets and liabilities to reflect the new tax rate, resulting in a net revaluation charge of $71 million.

For periods beginning after January 1, 2018, the Tax Act created a new requirement to include certain earnings of foreign subsidiaries, known as global intangible low tax income (“GILTI”), in U.S. taxable income. Under U.S. GAAP, a company can make an accounting policy election to either recognize deferred taxes for basis differences expected to reverse as GILTI or record the tax on these earnings as a current period expense when incurred. During the fourth quarter of fiscal 2019, we elected to account for the tax effect on these earnings as a current period expense.

We previously considered substantially all the earnings in our non-U.S. subsidiaries to be indefinitely reinvested outside the U.S. and, accordingly, recorded no deferred income taxes on such earnings. Beginning in fiscal 2019, only those earnings in our non-U.S. subsidiaries needed to fund international growth and working capital are considered indefinitely reinvested and there are no deferred taxes on those earnings.

Earnings from continuing operations before income tax expense by jurisdiction were as follows in fiscal 2019, fiscal 2018 and fiscal 2017 ($ in millions):

	2019	2018	2017
United States	$1,574	$1,480	$1,507
Foreign	314	337	309
Earnings from continuing operations before income tax expense	$1,888	$1,817	$1,816

Income tax expense was comprised of the following in fiscal 2019, fiscal 2018 and fiscal 2017 ($ in millions):

	2019	2018	2017
Current:
Federal	$275	$547	$317
State	75	59	37
Foreign	64	50	54
	414	656	408
Deferred:
Federal	4	141	163
State	—	11	21
Foreign	6	10	17
	10	162	201
Income tax expense	$424	$818	$609

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	February 2, 2019	February 3, 2018
Accrued property expenses	$46	$52
Other accrued expenses	40	43
Deferred revenue	52	69
Compensation and benefits	74	32
Stock-based compensation	35	32
Goodwill and intangibles	—	102
Loss and credit carryforwards	134	120
Other	38	38
Total deferred tax assets	419	488
Valuation allowance	(91)	(99)
Total deferred tax assets after valuation allowance	328	389
Property and equipment	(184)	(163)
Goodwill and intangibles	(12)	—
Inventory	(61)	(47)
Other	(16)	(20)
Total deferred tax liabilities	(273)	(230)
Net deferred tax assets	$55	$159

Net deferred tax assets are included on our Consolidated Balance Sheets as Other assets as of February 2, 2019, and February 3, 2018.

At February 2, 2019, we had deferred tax assets for net operating loss carryforwards from international operations of $77 million, of which $71 million will expire in various years through 2036 and the remaining amounts have no expiration; acquired U.S. federal net operating loss carryforwards of $24 million, which expire between 2023 and 2038; U.S. federal foreign tax credit carryforwards of $5 million, which expire between 2024 and 2029; U.S. federal capital loss carryforwards of $4 million, which expire in 2023; state credit carryforwards of $11 million, which expire between 2021 and 2028; state net operating loss carryforwards of $3 million, which expire between 2020 and 2038; international credit carryforwards of $2 million, which have no expiration; and international capital loss carryforwards of $8 million, which have no expiration.

At February 2, 2019, a valuation allowance of $91 million had been established, of which $2 million is against U.S. federal foreign tax credit carryforwards; $8 million is against international and state capital loss carryforwards; $6 million is against state credit carryforwards and other state deferred tax assets; and $75 million is against certain international net operating loss carryforwards and other international deferred tax assets. The $8 million decrease from February 3, 2018, is primarily due to the expiration of certain state credit carryforwards and international net operating loss carryforwards, as well as the expected utilization of federal capital loss carryforwards, partially offset by the current year loss activity from certain international net operating loss carryforwards.

The following table provides a reconciliation of changes in unrecognized tax benefits for fiscal 2019, fiscal 2018 and fiscal 2017 ($ in millions):

	2019	2018	2017
Balance at beginning of period	$279	$374	$469
Gross increases related to prior period tax positions	4	19	11
Gross decreases related to prior period tax positions	(12)	(126)	(144)
Gross increases related to current period tax positions	36	29	55
Settlements with taxing authorities	(1)	(12)	(12)
Lapse of statute of limitations	(6)	(5)	(5)
Balance at end of period	$300	$279	$374

Unrecognized tax benefits of $282 million, $263 million and $346 million at February 2, 2019, February 3, 2018, and January 28, 2017, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $10 million, interest income of $10 million and interest income of $9 million was recognized in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. At February 2, 2019, February 3, 2018, and January 28, 2017, we had accrued interest of $53 million, $42 million and $61 million, respectively, along with accrued penalties of $0 million, $0 million and $1 million at February 2, 2019, February 3, 2018, and January 28, 2017, respectively.

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

12.  Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $67 million, $62 million and $56 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

We offer a non-qualified, unfunded deferred compensation plan for highly-compensated employees and members of our Board of Directors. Amounts contributed and deferred under the plan are invested in options offered under the plan and elected by the participants. The liability for compensation deferred under the plan was $23 million and $27 million at February 2, 2019, and February 3, 2018, respectively, and is included in Long-term liabilities on our Consolidated Balance Sheets. In order to manage the risk of changes in the fair value of the liability for deferred compensation, we have elected to match our liability under the plan by investing in corresponding investment vehicles. The fair value of the investment vehicles was $44 million and $99 million at February 2, 2019, and February 3, 2018, respectively, and is included in Other assets on our Consolidated Balance Sheets.

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co.,

Inc., et al., was filed and served. Following discovery and motion practice Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. On June 23, 2017, the trial court denied plaintiff's request to file a new Motion for Class Certification. On October 30, 2017, plaintiffs filed a motion for leave to file a second amended class action complaint which the Magistrate Judge denied on July 11, 2018. On August 24, 2018, the District Court Judge overruled plaintiff’s objections to that ruling, affirming the Magistrate Judge’s denial of leave to amend. On March 8, 2019, the District Court Judge granted Best Buy’s motion for summary judgment dismissing the remaining claims with prejudice. We continue to believe that the remaining individual plaintiff's allegations are without merit and intend to vigorously defend our company in this matter.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered pending the close of discovery in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case. Additionally, in June 2015, a similar purported class action was filed by a single shareholder, Khuong Tran, derivatively on behalf of Best Buy Co., Inc. against us and certain of our executive officers and directors in the same court. The Khuong Tran lawsuit has also been stayed pending the close of discovery in IBEW. Tran filed on March 21, 2019, a Notice of Voluntary Dismissal Without Prejudice.

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

Commitments

We had outstanding letters of credit with an aggregate fair value of $92 million at February 2, 2019.

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

We aggregate our Domestic and GreatCall operating segments into one Domestic reportable segment. We also aggregate our Canada and Mexico businesses into one International operating segment, which represents the International reportable segment. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following table presents our business segment information in fiscal 2019, fiscal 2018 and fiscal 2017 ($ in millions):

	2019	2018	2017
Revenue by reportable segment
Domestic	$39,304	$38,662	$36,248
International	3,575	3,489	3,155
Total revenue	$42,879	$42,151	$39,403
Revenue by product category(1)
Domestic
Computing and Mobile Phones	$17,439	$17,386	$16,397
Consumer Electronics	12,959	12,841	12,228
Appliances	4,020	3,717	3,253
Entertainment	2,952	2,905	2,570
Services	1,783	1,674	1,649
Other	151	139	151
Total Domestic revenue	$39,304	$38,662	$36,248
International
Computing and Mobile Phones	$1,625	$1,612	$1,515
Consumer Electronics	1,103	1,102	974
Appliances	324	273	184
Entertainment	258	254	221
Services	184	174	207
Other	81	74	54
Total International revenue	$3,575	$3,489	$3,155
Operating income
Domestic(2)	$1,797	$1,752	$1,764
International	103	91	90
Total operating income	1,900	1,843	1,854
Other income (expense)
Gain on sale of investments	12	1	3
Investment income and other	49	48	31
Interest expense	(73)	(75)	(72)
Earnings from continuing operations before income tax expense	$1,888	$1,817	$1,816
Assets
Domestic	$11,908	$11,553	$12,496
International	993	1,496	1,360
Total assets	$12,901	$13,049	$13,856
Capital expenditures
Domestic	$770	$606	$524
International	49	82	56
Total capital expenditures	$819	$688	$580
Depreciation
Domestic	$687	$631	$613
International	60	52	41
Total depreciation	$747	$683	$654

(1)
Refer to Item 1, Business, of this Annual Report on Form 10-K for additional information regarding the key components of each revenue category. GreatCall results of operations from the date of acquisition were included within the Domestic segment and Services revenue category.

(2)	The Domestic segment operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

Geographic Information

The following table presents our geographic information in fiscal 2019, fiscal 2018 and fiscal 2017 ($ in millions):

	2019	2018	2017
Revenue from external customers
United States	$39,304	$38,662	$36,248
Canada	3,214	3,187	2,899
Other	361	302	256
Total revenue from external customers	$42,879	$42,151	$39,403
Long-lived assets
United States	$2,321	$2,205	$2,120
Canada	161	190	156
Other	28	26	17
Total long-lived assets	$2,510	$2,421	$2,293

15.   Quarterly Financial Information (Unaudited)

The following tables show selected operating results for each quarter and full year of fiscal 2019 and fiscal 2018 (unaudited) ($ in millions):

	Quarter
	1st	2nd	3rd	4th	Fiscal Year
Fiscal 2019
Revenue	$9,109	$9,379	$9,590	$14,801	$42,879
Comparable sales growth(1)	7.1%	6.2%	4.3%	3.0%	4.8%
Gross profit	$2,125	$2,229	$2,324	$3,283	$9,961
Operating income(2)	265	335	322	978	1,900
Net earnings(3)	$208	$244	$277	$735	$1,464
Diluted earnings per share(4)	$0.72	$0.86	$0.99	$2.69	$5.20

	Quarter
	1st	2nd	3rd	4th	Fiscal Year
Fiscal 2018
Revenue	$8,528	$8,940	$9,320	$15,363	$42,151
Comparable sales growth(1)	1.6%	5.4%	4.4%	9.0%	5.6%
Gross profit	$2,022	$2,153	$2,280	$3,421	$9,876
Operating income(5)	300	321	350	872	1,843
Net earnings from continuing operations(6)	188	209	238	364	999
Gain from discontinued operations, net of tax	—	—	1	—	1
Net earnings	$188	$209	$239	$364	$1,000
Diluted earnings per share(4)	$0.60	$0.67	$0.78	$1.23	$3.26

(1)
Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from our comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales also exclude the impact of the extra week in fiscal 2018. On March 1, 2018, we announced our intent to close all of our

257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall. Consistent with our comparable sales policy, the results of GreatCall are excluded from our comparable sales calculation for fiscal 2019.

(2)
Includes $30 million, $17 million, $0 million and $(1) million of restructuring charges (benefit) recorded in the fiscal first, second, third and fourth quarters of 2019, respectively, and $46 million for the fiscal year ended February 2, 2019, related to measures we took to restructure our businesses. Also includes $13 million of acquisition-related transaction costs in the fiscal third quarter of 2019 and $5 million and $17 million of non-cash amortization of definite-lived intangible assets in the fiscal third and fourth quarters of 2019, respectively, associated with the acquisition of GreatCall. Total non-cash amortization of definite-lived intangible assets for the fiscal year ended February 2, 2019 was $22 million. The fiscal first quarter and year ended February 2, 2019, also includes $7 million related to the one-time bonus for certain employees in response to future tax savings created by the Tax Act.

(3)
Includes subsequent adjustments resulting from the Tax Act, including $(18) million, $(2) million and $(20) million associated with the deemed repatriation tax recorded in the fiscal third quarter, fourth quarter and year ended February 2, 2019, respectively, and$(5) million and $(5) million related to the revaluation of deferred tax assets and liabilities recorded in the fiscal third quarter and year ended February 2, 2019, respectively.

(4)	The sum of our quarterly diluted earnings per share does not equal our annual diluted earnings per share due to differences in quarterly and annual weighted-average shares outstanding.

(5)
Includes $0 million, $2 million, $(2) million and $10 million of restructuring charges (benefit) recorded in the fiscal first, second, third and fourth quarters of 2018, respectively, and $10 million for the fiscal year ended February 3, 2018, related to measures we took to restructure our businesses. Also includes $80 million related to a one-time bonus for certain employees and $20 million related to a one-time contribution to the Best Buy Foundation in response to future tax savings created by the Tax Act for the fiscal fourth quarter and year ended February 3, 2018.

(6)
Includes $283 million of charges resulting from the Tax Act for the fiscal fourth quarter and year ended February 3, 2018, including $209 million associated with the deemed repatriation tax and $74 million primarily related to the revaluation of deferred tax assets and liabilities.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 2, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 2, 2019, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During fiscal 2019, we assessed and modified our internal controls in order to facilitate our adoption of the new lease accounting standard on February 3, 2019. There were no other changes in internal control over financial reporting during the fiscal fourth quarter ended February 2, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our common stock that may be issued under our equity compensation plans as of February 2, 2019:

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Rights(1) (a)	Weighted Average Exercise Price per Share of Outstanding Options and Rights(2) (b)	Securities Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3) (c)
Equity compensation plans approved by security holders	5,477,727	$33.47	19,088,197

(1)
Includes grants of stock options and restricted stock units (which may be market-based, performance-based or time-based) awarded under our 2004 Omnibus Stock and Incentive Plan, as amended, and our 2014 Omnibus Incentive Plan.

(2)	Includes weighted-average exercise price of outstanding stock options only.

(3)	Includes 3,881,751 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.	Supplementary Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Other schedules have not been included because they are not applicable or because the information is included elsewhere in this report.

3.	Exhibits:

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Implementation Agreement, dated April 29, 2013, by and among Best Buy Co., Inc. , Best Buy UK Holdings LP, Best Buy Distributions Limited, New BBED Limited and Carphone Warehouse Group, plc	8-K	2.1	4/30/2013
3.1	Amended and Restated Articles of Incorporation	DEF 14A	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	3.1	6/14/2018
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.2	3/11/2011
4.3	Second Supplement Indenture, dated as of July 16, 2013, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	7/16/2013
4.4	Third Supplemental Indenture, dated as of September 27, 2018, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor	8-K	4.1	9/27/2018
10.1	Five-Year Credit Agreement dated as of April 17, 2018, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	4/20/2018
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.4	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.	10-Q	10.3	9/6/2012
*10.5	Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	8/21/2012
*10.6	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.7	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.8	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014

Exhibit		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
*10.9	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.10	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	S-8	99	6/27/2014
*10.11	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.12	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.13	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.14	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.15	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.16	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares	10-Q	10.1	6/5/2017
*10.17	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units	10-Q	10.2	6/5/2017
*10.18	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan	S-8	99	6/21/2017
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)	10-Q	10.2	9/5/2017
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Restricted Shares	10-Q	10.1	6/8/2018
*10.21	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Restricted Stock Units	10-Q	10.2	6/8/2018
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Directors	10-Q	10.1	9/10/2018
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial information from our Annual Report on Form 10-K for fiscal 2019, filed with the SEC on March 28, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at February 2, 2019, and February 3, 2018, (ii) the consolidated statements of earnings for the years ended February 2, 2019, February 3, 2018, and January 28, 2017, (iii) the consolidated statements of comprehensive income for the years ended February 2, 2019, February 3, 2018, and January 28, 2017, (iv) the consolidated statements of cash flows for the years ended February 2, 2019, February 3, 2018, and January 28, 2017, (v) the consolidated statements of changes in shareholders' equity for the years ended February 2, 2019, February 3, 2018, and January 28, 2017, and (vi) the Notes to Consolidated Financial Statements.

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
March 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hubert Joly	Chairman and Chief Executive Officer	March 28, 2019
Hubert Joly	(principal executive officer)

/s/ Corie Barry	Chief Financial Officer	March 28, 2019
Corie Barry	(principal financial officer)

/s/ Mathew R. Watson	Senior Vice President, Controller and Chief Accounting Officer	March 28, 2019
Mathew R. Watson	(principal accounting officer)

/s/ Lisa M. Caputo	Director	March 28, 2019
Lisa M. Caputo

/s/ J. Patrick Doyle	Director	March 28, 2019
J. Patrick Doyle

/s/ Russell P. Fradin	Director	March 28, 2019
Russell P. Fradin

/s/ Kathy J. Higgins Victor	Director	March 28, 2019
Kathy J. Higgins Victor

/s/ David W. Kenny	Director	March 28, 2019
David W. Kenny

/s/ Karen A. McLoughlin	Director	March 28, 2019
Karen A. McLoughlin

/s/ Thomas L. Millner	Director	March 28, 2019
Thomas L. Millner

/s/ Claudia F. Munce	Director	March 28, 2019
Claudia F. Munce

/s/ Richelle P. Parham	Director	March 28, 2019
Richelle P. Parham

/s/ Cindy R. Kent	Director	March 28, 2019
Cindy R. Kent

/s/ Eugene A. Woods	Director	March 28, 2019
Eugene A. Woods

Schedule II

Valuation and Qualifying Accounts

$ in millions

	Balance at Beginning of Period	Charged to Expenses or Other Accounts	Other(1)	Balance at End of Period
Year ended February 2, 2019
Allowance for doubtful accounts	$37	$33	$(47)	$23
Year ended February 3, 2018
Allowance for doubtful accounts	$52	$29	$(44)	$37
Year ended January 28, 2017
Allowance for doubtful accounts	$49	$44	$(41)	$52

(1)	Includes bad debt write-offs, recoveries and the effect of foreign currency fluctuations.