Form 10-Q
period 2019-05-04
BEST BUY CO INC
filed 2019-06-07
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.10 par value per share	BBY	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The registrant had 267,043,142 shares of common stock outstanding as of June 5, 2019.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 4, 2019

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Current assets
Cash and cash equivalents	$1,561	$1,980	$1,848
Short-term investments	-	-	785
Receivables, net	833	1,015	860
Merchandise inventories	5,195	5,409	4,964
Other current assets	425	466	473
Total current assets	8,014	8,870	8,930
Property and equipment, net	2,334	2,510	2,385
Operating lease assets	2,708	-	-
Goodwill	915	915	425
Other assets	579	606	342
Total assets	$14,550	$12,901	$12,082

Liabilities and equity
Current liabilities
Accounts payable	$4,718	$5,257	$4,619
Unredeemed gift card liabilities	265	290	285
Deferred revenue	409	446	371
Accrued compensation and related expenses	275	482	296
Accrued liabilities	851	982	934
Current portion of operating lease liabilities	639	-	-
Current portion of long-term debt	14	56	550
Total current liabilities	7,171	7,513	7,055
Long-term liabilities	659	750	815
Long-term operating lease liabilities	2,173	-	-
Long-term debt	1,193	1,332	792
Contingencies (Note 13)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 267 million, 266 million, and 281 million shares, respectively	27	27	28
Retained earnings	3,038	2,985	3,082
Accumulated other comprehensive income	289	294	310
Total equity	3,354	3,306	3,420
Total liabilities and equity	$14,550	$12,901	$12,082

NOTE: The Consolidated Balance Sheet as of February 2, 2019, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Revenue	$9,142	$9,109
Cost of goods sold	6,973	6,984
Gross profit	2,169	2,125
Selling, general and administrative expenses	1,835	1,830
Restructuring charges	-	30
Operating income	334	265
Other income (expense):
Investment income and other	14	11
Interest expense	(18)	(19)
Earnings before income tax expense	330	257
Income tax expense	65	49
Net earnings	$265	$208

Basic earnings per share	$0.99	$0.74
Diluted earnings per share	$0.98	$0.72

Weighted-average common shares outstanding
Basic	267.6	282.6
Diluted	271.5	288.3

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Net earnings	$265	$208
Foreign currency translation adjustments	(5)	(4)
Comprehensive income	$260	$204

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018
Operating activities
Net earnings	$265	$208
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	200	176
Restructuring charges	-	30
Stock-based compensation	36	32
Deferred income taxes	13	9
Other, net	1	(2)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	182	189
Merchandise inventories	207	243
Other assets	(14)	(13)
Accounts payable	(519)	(214)
Other liabilities	(379)	(506)
Income taxes	10	52
Total cash provided by operating activities	2	204

Investing activities
Additions to property and equipment	(193)	(181)
Sales of investments	-	1,245
Other, net	1	9
Total cash provided by (used in) investing activities	(192)	1,073

Financing activities
Repurchase of common stock	(98)	(400)
Issuance of common stock	11	24
Dividends paid	(134)	(128)
Repayments of debt	(4)	(11)
Other, net	(1)	(1)
Total cash used in financing activities	(226)	(516)
Effect of exchange rate changes on cash	(1)	(12)
Increase (decrease) in cash, cash equivalents and restricted cash	(417)	749
Cash, cash equivalents and restricted cash at beginning of period	2,184	1,300
Cash, cash equivalents and restricted cash at end of period	$1,767	$2,049

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at February 2, 2019	266	$27	$-	$2,985	$294	$3,306
Adoption of ASU 2016-02	-	-	-	(19)	-	(19)
Net earnings, three months ended May 4, 2019	-	-	-	265	-	265
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(5)	(5)
Stock-based compensation	-	-	36	-	-	36
Issuance of common stock	2	-	11	-	-	11
Common stock dividends, $0.50 per share	-	-	2	(136)	-	(134)
Repurchase of common stock	(1)	-	(49)	(57)	-	(106)
Balances at May 4, 2019	267	$27	$-	$3,038	$289	$3,354

Balances at February 3, 2018	283	$28	$-	$3,270	$314	$3,612
Adoption of ASU 2014-09	-	-	-	73	-	73
Net earnings, three months ended May 5, 2018	-	-	-	208	-	208
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	32	-	-	32
Issuance of common stock	3	-	24	-	-	24
Common stock dividends, $0.45 per share	-	-	2	(128)	-	(126)
Repurchase of common stock	(5)	-	(58)	(341)	-	(399)
Balances at May 5, 2018	281	$28	$-	$3,082	$310	$3,420

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. The first three months of fiscal 2020 and fiscal 2019 included 13 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 4, 2019, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than as disclosed in Note 14, Subsequent Event, no such events were identified for the reported periods.

Unadopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). We do not believe the new guidance, which is effective for fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This guidance requires companies to apply the internal-use software guidance in Accounting Standards Codification (“ASC”) 350-40 to implementation costs incurred in a hosting arrangement that is a service contract to determine whether to capitalize certain implementation costs or expense them as incurred. We are currently evaluating the impact of adopting the updated provisions, which is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires the recognition of operating lease assets and lease liabilities on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

In the first quarter of fiscal 2020, we adopted ASU 2016-02 using the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption will be as originally reported under the previous standard – ASC 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2020 were recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal first quarter. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification as operating or capital leases. We also elected to combine lease and non-lease components and to exclude short-term leases from our consolidated balance sheets. We did not elect the hindsight practical expedient in determining the lease term for existing leases as of February 3, 2019.

The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $2.7 billion and $2.8 billion, respectively, while our accounting for existing capital leases (now referred to as finance leases) remained substantially unchanged. The cumulative impact of these changes decreased retained earnings by $19 million. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 3, Leases, for additional information regarding our accounting policy for leases and additional disclosures.

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheets on February 3, 2019, for the adoption of this standard was as follows ($ in millions):

	February 2, 2019 As Reported	ASU 2016-02 Adjustment on February 3, 2019		February 3, 2019 Adjusted
Assets
Other current assets	$466	$(65)	(a)	$401
Net property and equipment	2,510	(173)	(b)	2,337
Operating lease assets	-	2,736	(c)	2,736
Other assets	606	4	(d)	610
Liabilities
Accrued liabilities	982	(28)	(e)	954
Current portion of operating lease liabilities	-	712	(f)	712
Current portion of long-term debt	56	(43)	(b)	13
Long-term liabilities	750	(115)	(e)	635
Long-term operating lease liabilities	-	2,135	(f)	2,135
Long-term debt	1,332	(140)	(b)	1,192
Equity
Retained earnings	2,985	(19)	(g)	2,966

(a)Represents the reclassification of prepaid rent and leasehold acquisition costs to Operating lease assets.

(b)Represents the derecognition of financing obligations and reclassification to Operating lease assets.

(c)Represents the capitalization of operating lease assets and the reclassification of prepaid rent and leasehold acquisition costs, offset by the reclassification of straight-line rent accruals, tenant improvement allowances and vacant space reserves.

(d)Represents the deferred tax impact of the on-adoption adjustments.

(e)Represents the reclassification of straight-line rent accruals, tenant improvement allowances and vacant space reserves to Operating lease assets.

(f)Represents the recognition of operating lease liabilities.

(g)Represents the net-of-tax retained earnings impact of impairment charges and the derecognition of financing obligations.

Total Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the total shown within the Condensed Consolidated Statements of Cash Flows as of May 4, 2019, February 2, 2019, and May 5, 2018 ($ in millions):

	May 4, 2019	February 2, 2019	May 5, 2018
Cash and cash equivalents	$1,561	$1,980	$1,848
Restricted cash included in Other current assets	206	204	201
Total cash, cash equivalents and restricted cash	$1,767	$2,184	$2,049

Amounts included in restricted cash are pledged as collateral or restricted to use for workers’ compensation and general liability insurance claims.

2.   Fair Value Measurements

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

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of May 4, 2019, February 2, 2019, and May 5, 2018, by level within the fair value hierarchy as determined by the valuation techniques we used to determine the fair value ($ in millions):

		Fair Value at
	Fair Value Hierarchy	May 4, 2019	February 2, 2019	May 5, 2018
Assets
Cash and cash equivalents:
Money market funds	Level 1	$18	$98	$19
Time deposits	Level 2	60	300	200
Short-term investments:
Commercial paper	Level 2	-	-	100
Time deposits	Level 2	-	-	685
Other current assets:
Money market funds	Level 1	93	82	58
Time deposits	Level 2	102	101	101
Foreign currency derivative instruments	Level 2	-	-	3
Interest rate swap derivative instruments	Level 2	-	-	5
Other assets:
Marketable securities that fund deferred compensation	Level 1	46	44	99
Interest rate swap derivative instruments	Level 2	28	26	-

Liabilities
Accrued liabilities:
Foreign currency derivative instruments	Level 2	-	-	1
Long-term liabilities:
Interest rate swap derivative instruments	Level 2	6	1	15

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

Foreign currency derivative instruments. Comprised primarily of foreign currency forward contracts, our foreign currency derivative instruments were measured at fair value using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates. Our foreign currency derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within Selling, general and administrative (“SG&A”) expenses on our Condensed Consolidated Statements of Earnings for non-restructuring charges.

The following table summarizes the fair value remeasurements of property and equipment impairments recorded during the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

	Impairments
	Three Months Ended		Remaining Net Carrying Value(2)
	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018
Property and equipment (non-restructuring)(1)	$2	$2	$2	$-
(1)	Balances exclude immaterial amounts associated with operating lease assets.
(2)

Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at May 4, 2019, and May 5, 2018.

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

3.   Leases

The majority of our lease obligations are real estate operating leases from which we conduct the majority of our retail and distribution operations. Our finance leases are primarily equipment-related. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on the Condensed Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of ASC 842, Leases, we have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of 12 months or less are not recorded on our Condensed Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at commencement date. We use a collateralized incremental borrowing rate based on the information available at commencement date, including lease term, in determining the present value of future payments. Our operating leases also typically require payment of real estate taxes, common area maintenance and insurance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components. Operating lease assets also include prepaid lease payments and initial direct costs, and are reduced by lease incentives. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

Supplemental balance sheet information as of May 4, 2019, related to our leases was as follows ($ in millions):

	Balance Sheet Location	May 4, 2019
Assets
Operating leases	Operating lease assets	$2,708
Finance leases	Property and equipment, net(1)	41
Total lease assets		$2,749
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$639
Finance leases	Current portion of long-term debt	14
Non-current:
Operating leases	Long-term operating lease liabilities	2,173
Finance leases	Long-term debt	27
Total lease liabilities		$2,853

(1)	Finance leases are recorded net of accumulated depreciation of $41 million as of May 4, 2019.

The components of our total lease cost for the three months ended May 4, 2019, were as follows ($ in millions):

	Statement of Earnings Location	Three Months Ended May 4, 2019
Operating lease cost(1)	Cost of goods sold and SG&A(2)	$195
Finance lease cost:
Depreciation of lease assets	Cost of goods sold and SG&A(2)	3
Interest on lease liabilities	Interest expense	1
Variable lease cost	Cost of goods sold and SG&A(2)	67
Sublease income	SG&A	(4)
Total lease cost		$262

(1)	Includes short-term leases, which are immaterial.
(2)	Supply chain-related amounts are included in Cost of goods sold.

Other information related to our leases for the three months ended May 4, 2019, was as follows ($ in millions):

Three Months Ended May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$201
Operating cash flows from finance leases	1
Financing cash flows from finance leases	4
Lease assets obtained in exchange for new lease liabilities:
Operating leases	147
Finance leases	2

Weighted average remaining lease term:
Operating leases	5.4 years
Finance leases	5.3 years
Weighted average discount rate:
Operating leases	3.4%
Finance leases	4.4%

Future lease payments under our non-cancellable leases as of May 4, 2019, were as follows ($ in millions):

	Operating Leases(1)	Finance Leases(1)
Remainder of fiscal 2020	$539	$11
Fiscal 2021	708	13
Fiscal 2022	570	8
Fiscal 2023	418	4
Fiscal 2024	293	3
Fiscal 2025	187	2
Thereafter	378	5
Total future undiscounted lease payments	3,093	46
Less imputed interest	(281)	(5)
Total reported lease liability	$2,812	$41

(1)	Lease payments exclude $51 million of legally binding fixed costs for leases signed but not yet commenced, primarily related to operating leases.

In accordance with the prior guidance, ASC 840, Leases, our leases were previously designated as either capital, financing or operating. Previously designated capital leases are now considered finance leases under the new guidance, ASC 842, Leases, while our previously existing financing leases have been derecognized and reclassified as operating leases. The designation of operating leases remains substantially unchanged under the new guidance. The future minimum lease payments by fiscal year as determined prior to the adoption of ASC 842, Leases, under our previously designated capital, financing and operating leases (not including contingent rent) as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, were as follows ($ in millions):

	Capital Leases	Financing Leases	Operating Leases(1)
Fiscal 2020	$14	$48	$700
Fiscal 2021	11	42	648
Fiscal 2022	7	35	513
Fiscal 2023	4	24	371
Fiscal 2024	2	16	253
Thereafter	7	40	476
Total minimum lease payments	45	205	$2,961
Less amount representing interest	(6)	(24)
Present value of minimum lease payments	39	181
Less current maturities	(12)	(43)
Present value of minimum lease maturities, less current maturities	$27	$138

(1)

Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would have increased total operating lease obligations by $0.8 billion at February 2, 2019.

4.   Goodwill and Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets

The following table provides the carrying values of goodwill and indefinite-lived intangible assets, which includes our Pacific Sales tradename, for the Domestic segment as of May 4, 2019, February 2, 2019, and May 5, 2018 ($ in millions):

	May 4, 2019	February 2, 2019	May 5, 2018
Goodwill	$915	$915	$425
Indefinite-lived tradename included in Other assets	18	18	18

The following table provides the gross carrying amount of goodwill and cumulative goodwill impairment as of May 4, 2019, February 2, 2019, and May 5, 2018 ($ in millions):

	May 4, 2019		February 2, 2019		May 5, 2018
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,590	$(675)	$1,590	$(675)	$1,100	$(675)

Definite-Lived Intangible Assets

We have definite-lived intangible assets related to GreatCall, Inc. (“GreatCall”) included within our Domestic segment, which is recorded within Other assets on our Condensed Consolidated Balance Sheets. The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets as of May 4, 2019, and February 2, 2019 ($ in millions). We had no definite-lived intangible assets as of May 5, 2018.

	May 4, 2019		February 2, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$258	$29	$258	$16
Tradename	63	5	63	3
Developed technology	52	6	52	4
Total	$373	$40	$373	$23

We recorded $17 million and $0 million of aggregate amortization expense related to definite-lived intangible assets during the three months ended May 4, 2019, and May 5, 2018, respectively. The following table provides the amortization expense expected to be recognized in future periods ($ in millions):

Amortization Expense
Remainder of fiscal 2020	$51
Fiscal 2021	68
Fiscal 2022	67
Fiscal 2023	67
Fiscal 2024	48
Fiscal 2025	10
Thereafter	22

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

Interest Rate Swaps

We utilized "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on our $500 million principal amount of notes due August 1, 2018, prior to their maturity, and currently have swaps outstanding on our $650 million principal amount of notes due March 15, 2021, and $500 million principal amount of notes due October 1, 2028. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Condensed Consolidated Statements of Earnings from the fair value of the derivatives.

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

Summary of Derivative Balances

The following tables present the gross fair values of our outstanding derivative instruments and the corresponding classification as of May 4, 2019, February 2, 2019, and May 5, 2018 ($ in millions):

	Balance Sheet	Assets
Contract Type	Location	May 4, 2019	February 2, 2019	May 5, 2018
Derivatives designated as net investment hedges	Other current assets	$-	$-	$3
Derivatives designated as interest rate swaps	Other current assets and Other assets	28	26	5
Total		$28	$26	$8

	Balance Sheet	Liabilities
Contract Type	Location	May 4, 2019	February 2, 2019	May 5, 2018
Derivatives designated as net investment hedges	Accrued liabilities	$-	$-	$1
Derivatives designated as interest rate swaps	Long-term liabilities	6	1	15
Total		$6	$1	$16

The following table presents the effects of derivative instruments on other comprehensive income ("OCI") for the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

	Three Months Ended
Derivatives designated as net investment hedges	May 4, 2019	May 5, 2018
Pre-tax gain recognized in OCI	$-	$16

The following table presents the effects of derivatives not designated as hedging instruments on our Condensed Consolidated Statements of Earnings for the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

		Gain Recognized
		Three Months Ended
Contract Type	Statement of Earnings Location	May 4, 2019	May 5, 2018
No hedge designation (foreign exchange contracts)	SG&A	$1	$1

The following table presents the effects of interest rate derivatives and adjustments to the carrying value of long-term debt on our Condensed Consolidated Statements of Earnings for the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended
Contract Type	Statement of Earnings Location	May 4, 2019	May 5, 2018
Interest rate swap contracts	Interest expense	$(2)	$(5)
Adjustments to carrying value of long-term debt	Interest expense	2	5
Total		$-	$-

The following table presents the notional amounts of our derivative instruments as of May 4, 2019, February 2, 2019, and May 5, 2018 ($ in millions):

	Notional Amount
Contract Type	May 4, 2019	February 2, 2019	May 5, 2018
Derivatives designated as net investment hedges	$15	$15	$135
Derivatives designated as interest rate swaps	1,150	1,150	1,150
No hedge designation (foreign exchange contracts)	44	9	39
Total	$1,209	$1,174	$1,324

6.   Debt

Short-Term Debt

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement with a syndicate of banks. The agreement permits borrowings of up to $1.25 billion and expires in April 2023. There were no borrowings outstanding as of May 4, 2019, February 2, 2019, or May 5, 2018.

Long-Term Debt

Long-term debt consisted of the following as of May 4, 2019, February 2, 2019, and May 5, 2018 ($ in millions):

	May 4, 2019	February 2, 2019	May 5, 2018
Notes, 5.00%, due August 1, 2018	$-	$-	$500
Notes, 5.50%, due March 15, 2021	650	650	650
Notes, 4.45%, due October 1, 2028	500	500	-
Interest rate swap valuation adjustments	23	25	(10)
Subtotal	1,173	1,175	1,140
Debt discounts and issuance costs	(7)	(7)	(2)
Financing lease obligations (1)	-	181	184
Capital lease obligations (1)	-	39	20
Finance lease obligations (1)	41	-	-
Total long-term debt	1,207	1,388	1,342
Less current portion	14	56	550
Total long-term debt, less current portion	$1,193	$1,332	$792

(1)	See Note 3, Leases, for additional information regarding our lease obligations.

The fair value of total long-term debt, excluding debt discounts and issuance costs and lease obligations, approximated $1,213 million, $1,178 million, and $1,176 million as of May 4, 2019, February 2, 2019, and May 5, 2018, respectively, based primarily on the market prices quoted from external sources, compared with carrying values of $1,173 million, $1,175 million, and $1,140 million, respectively. If long-term debt were measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

The $500 million principal amount of notes due August 1, 2018, were repaid using existing cash resources and on September 27, 2018, we issued $500 million principal amount of notes due October 1, 2028.

See Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information regarding the terms of our other debt facilities, debt instruments and other obligations.

7.   Revenue Recognition

We generate revenue primarily from the sale of products and services, both as a principal and as an agent. We generate all of our operating revenue from contracts with customers. Our revenue excludes sales and usage-based taxes collected.

Revenue from product sales and services is reported net of sales refunds, which includes an estimate of future returns and contract cancellations based on historical refund rates, with a corresponding reduction to cost of sales. For revenue transactions that involve more than one performance obligation, we defer the revenue associated with any unsatisfied performance obligation until the obligation is satisfied.

Our contract liabilities primarily relate to product merchandise not yet delivered to customers; unredeemed gift cards; services not yet completed; services technical support contracts, where performance is satisfied over the duration of the contract; and options that provide a material right to customers, such as our customer loyalty programs. We do not have any material contract assets.

The following table provides information about receivables and contract liabilities from our contracts with customers, which reflects the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied as of May 4, 2019, February 2, 2019, and May 5, 2018 ($ in millions):

	May 4, 2019	February 2, 2019	May 5, 2018
Receivables, net(1)	$484	$565	$582
Short-term contract liabilities included in:
Unredeemed gift cards	265	290	285
Deferred revenue	409	446	371
Accrued liabilities	139	146	139
Long-term contract liabilities included in:
Long-term liabilities	10	11	20

(1)	Receivables are recorded net of allowances for doubtful accounts of $12 million, $13 million, and $26 million as of May 4, 2019, February 2, 2019, and May 5, 2018, respectively.

We establish allowances for uncollectible receivables based on historical collection trends and write-off history. The following table summarizes our allowance for doubtful accounts activity related to contracts with customers during the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

Allowance for Doubtful Accounts
Balances at February 2, 2019	$13
Charged to expenses or other accounts	10
Other(1)	(11)
Balances at May 4, 2019	$12

Balances at February 4, 2018	$24
Charged to expenses or other accounts	11
Other(1)	(9)
Balances at May 5, 2018	$26

(1)Includes bad debt write-offs, recoveries and the effect of foreign currency fluctuations.

During the three months ended May 4, 2019, and May 5, 2018, $466 million and $455 million of revenue was recognized, respectively, that was included in the contract liability balance at the beginning of the respective periods. No revenue was recognized from performance obligations satisfied in previous periods.

The following table includes estimated revenue from our contract liability balances expected to be recognized in future periods if performance of the contract is expected to have a duration of more than one year ($ in millions):

May 4, 2019(1)
Remainder of fiscal 2020	$9
Fiscal 2021	7
Fiscal 2022	3
Fiscal 2023	1
Thereafter	-

(1)Amounts exclude unsatisfied performance obligations from contract liability balances with a duration of one year or less. The estimated transaction price revenue disclosed above also does not include amounts of variable consideration attributable to contracts where the consideration is constrained at May 4, 2019.

See Note 12, Segments, for a disaggregation of revenue by reportable segment and product category, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the enterprise.

8.   Restructuring Charges

Charges incurred in the three months ended May 4, 2019, and May 5, 2018, for our restructuring activities were $0 million and $30 million, respectively. All charges incurred in the prior-year period related to Best Buy Mobile. As of May 4, 2019, we have no material liabilities remaining for any restructuring plan.

Best Buy Mobile

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. This decision was a result of changing economics in the mobile industry since we began opening these stores in 2006, along with the integration of our mobile model into our core stores and online channel, which are more economically compelling today. All restructuring charges related to this plan are from continuing operations and are presented in Restructuring charges on our Condensed Consolidated Statements of Earnings.

The composition of the restructuring charges we incurred for Best Buy Mobile during the three months ended May 5, 2018, as well as the cumulative amount incurred through May 4, 2019, were as follows ($ in millions):

	Three Months Ended May 5, 2018	Cumulative Amount
Property and equipment impairments	$-	$1
Termination benefits	1	6
Facility closure and other costs	29	49
Total restructuring charges	$30	$56

9.   Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive securities include stock options, nonvested share awards, dividend equivalents attached to nonvested share awards that are settled in shares of Best Buy common stock and shares issuable under our employee stock purchase plan. Nonvested market-based share awards and nonvested performance-based share awards are included in the average diluted shares outstanding for each period, if established market or performance criteria have been met at the end of the respective periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended May 4, 2019, and May 5, 2018 ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 4, 2019	May 5, 2018
Numerator
Net earnings	$265	$208

Denominator
Weighted-average common shares outstanding	267.6	282.6
Dilutive effect of stock compensation plan awards	3.9	5.7
Weighted average common shares outstanding, assuming dilution	271.5	288.3

Potential shares which were anti-dilutive and excluded from weighted average shares computation	0.8	0.1

Basic earnings per share	$0.99	$0.74
Diluted earnings per share	$0.98	$0.72

10.   Repurchase of Common Stock

On February 23, 2019, our Board of Directors ("Board") authorized a $3.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization.

The following table presents information regarding the shares we repurchased during the three months ended May 4, 2019, and May 5, 2018 ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 4, 2019	May 5, 2018
Total cost of shares repurchased	$106	$399
Average price per share	$70.77	$71.78
Number of shares repurchased	1.5	5.6

As of May 4, 2019, $2.9 billion of the $3.0 billion share repurchase authorization was available. Between the end of the first quarter of fiscal 2020 on May 4, 2019, and June 5, 2019, we repurchased an incremental 1.2 million shares of our common stock at a cost of $80 million.

11.   Comprehensive Income

Changes in accumulated other comprehensive income, net of tax, were as follows for the three months ended May 4, 2019, and May 5, 2018 ($  in millions):

	Three Months Ended
	May 4, 2019	May 5, 2018
Foreign currency translation adjustments	$(5)	$(4)

The gains and losses on our net investment hedges, which are included in foreign currency translation adjustments, were not material for the periods presented. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Refer to Note 11, Income Taxes, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information.

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

Revenue by reportable segment and product category were as follows for the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

	Three Months Ended
	May 4, 2019	May 5, 2018
Revenue by reportable segment
Domestic	$8,481	$8,412
International	661	697
Total revenue	$9,142	$9,109

Revenue by product category (1)
Domestic
Computing and Mobile Phones	$3,851	$3,899
Consumer Electronics	2,662	2,655
Appliances	961	883
Entertainment	473	548
Services	497	393
Other	37	34
Total Domestic revenue	$8,481	$8,412
International
Computing and Mobile Phones	$305	$331
Consumer Electronics	203	206
Appliances	59	61
Entertainment	36	43
Services	43	39
Other	15	17
Total International revenue	$661	$697

(1)Refer to our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information regarding the key components of each revenue category.

Operating income (loss) by reportable segment and the reconciliation to earnings before income tax expense were as follows for the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

	Three Months Ended
	May 4, 2019	May 5, 2018
Domestic	$332	$267
International	2	(2)
Total operating income	334	265
Other income (expense):
Investment income and other	14	11
Interest expense	(18)	(19)
Earnings before income tax expense	$330	$257

Assets by reportable segment were as follows as of May 4, 2019, February 2, 2019, and May 5, 2018 ($ in millions):

	May 4, 2019	February 2, 2019	May 5, 2018
Domestic	$13,332	$11,908	$10,955
International	1,218	993	1,127
Total assets	$14,550	$12,901	$12,082

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

Securities Actions

In February 2011, a purported class action lawsuit captioned, IBEW Local 98 Pension Fund, individually and on behalf of all others similarly situated v. Best Buy Co., Inc., et al., was filed against us and certain of our executive officers in the U.S. District Court for the District of Minnesota. This federal court action alleges, among other things, that we and the officers named in the complaint violated Sections 10(b) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act in connection with press releases and other statements relating to our fiscal 2011 earnings guidance that had been made available to the public. Additionally, in March 2011, a similar purported class action was filed by a single shareholder, Rene LeBlanc, against us and certain of our executive officers in the same court. In July 2011, after consolidation of the IBEW Local 98 Pension Fund and Rene LeBlanc actions, a consolidated complaint captioned, IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al., was filed and served. Following discovery and motion practice Plaintiffs moved to certify the purported class. By Order filed August 6, 2014, the court certified a class of persons or entities who acquired Best Buy common stock between 10:00 a.m. EDT on September 14, 2010, and December 13, 2010, and who were damaged by the alleged violations of law. The 8th Circuit Court of Appeals granted our request for interlocutory appeal. On April 12, 2016, the 8th Circuit held the trial court misapplied the law and reversed the class certification order. IBEW petitioned the 8th Circuit for a rehearing en banc, which was denied on June 1, 2016. On June 23, 2017, the trial court denied plaintiff's request to file a new Motion for Class Certification. On October 30, 2017, plaintiffs filed a motion for leave to file a second amended class action complaint which the Magistrate Judge denied on July 11, 2018. On August 24, 2018, the District Court Judge overruled plaintiff’s objections to that ruling, affirming the Magistrate Judge’s denial of leave to amend. On March 8, 2019, the District Court Judge granted Best Buy’s motion for summary judgment dismissing the remaining claims with prejudice. All appeal periods in IBEW have been exhausted and the matter is closed.

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered pending the close of discovery in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case. Additionally, in June 2015, a similar purported class action was filed by a single shareholder, Khuong Tran, derivatively on behalf of Best Buy Co., Inc. against us and certain of our executive officers and directors in the same court. The Khuong Tran lawsuit has also been stayed pending the close of discovery in IBEW. In Tran, the court entered an Order for Dismissal Without Prejudice on March 27, 2019.

The plaintiffs in the above remaining securities actions seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incurred in the lawsuits. As stated above, we believe the allegations in the above securities actions are without merit, and we intend to defend these actions vigorously. Based on our assessment of the facts underlying the claims in the above securities actions, their respective procedural litigation history and the degree to which we intend to defend our company in these matters, the amount or range of reasonably possible losses, if any, cannot be estimated.

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

14.   Subsequent Event

On April 11, 2019, we signed a definitive agreement to acquire Critical Signal Technologies, Inc. (“CST”), a health services company, for approximately $125 million and the acquisition was completed on May 9, 2019. CST will be included in our GreatCall operating segment and our Domestic reportable segment.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, (including the information presented therein under Risk Factors), as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Comparable Sales

Throughout this MD&A, we refer to comparable sales. In the first quarter of fiscal 2020, we refined our methodology for calculating comparable sales. It now reflects certain revenue streams previously excluded from the comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. The impact of adopting these changes is immaterial to all periods presented, and therefore prior-period comparable sales disclosures have not been restated. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall. Consistent with our comparable sales policy, the results of GreatCall are excluded from our comparable sales calculation for the periods presented. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

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

Business Strategy Update

In the first quarter of fiscal 2020, we generated $9.1 billion in revenue and grew our Enterprise comparable sales by 1.1%. We expanded our GAAP operating income rate by 80 basis points and our non-GAAP operating income rate by 50 basis points, both compared to the first quarter of fiscal 2019. We delivered GAAP diluted EPS of $0.98 and non-GAAP diluted EPS of $1.02, increases of 36% and 24% compared to the first quarter of fiscal 2019, respectively. From a capital allocation standpoint, we returned $232 million to our shareholders through dividends and share repurchases.

Our purpose as a company is clear - to enrich lives through technology. We aim to do this by addressing key human needs in areas including entertainment, productivity, communication, food preparation, security and health and wellness.

During the first quarter, we continued to make progress in the implementation of our Best Buy 2020 strategy. In Health, this progress is evident both in terms of scaling GreatCall consumer devices and services, and advancing our commercial monitoring service, which included our recent acquisition of Critical Signal Technologies, Inc. that closed in the second quarter. We also continued to expand our Total Tech Support program, which provides members unlimited Geek Squad support for all their technology no matter where or when they bought it. We also continued to transform our supply chain to improve the experience for our customers, which includes improving our speed of delivery to customers.

In parallel to the customer experience work, we continued to drive efficiencies and reduce costs in order to fund investments and offset pressures. During the first quarter, we achieved $75 million in annualized cost reductions and efficiencies, bringing the cumulative total to $575 million towards our current goal of reaching $600 million by the end of fiscal 2021.

Tariffs

Given that a significant number of consumer electronics products are imported from China, we are actively addressing the risks related to increases to current tariff rates and proposed new tariffs on Chinese imports. In September 2018, the U.S. Trade Representation implemented List 3 tariffs of 10% affecting certain products imported from China. These items represent approximately 7% of our cost of goods sold. Thus far, including in the first quarter of fiscal 2020, we have been able to minimize the impact on our business by accelerating purchases and working with our vendors. We expect the administration to continue to seek input into potential further tariff developments and we intend to remain fully engaged in this process. We are also looking into a range of mitigation actions. While our outlook for fiscal 2020 includes the impact of List 3 tariffs increasing from 10% to 25%, we cannot predict, at this stage, the likelihood or impact of further expansion of tariffs to other products we sell or potential new tariffs.

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

Consolidated Performance Summary

The following table presents selected consolidated financial data for the three months ended May 4, 2019, and May 5, 2018 ($ in millions, except per share amounts):

	Three Months Ended
	May 4, 2019	May 5, 2018
Revenue	$9,142	$9,109
Revenue % increase	0.4%	6.8%
Comparable sales growth	1.1%	7.1%
Gross profit	$2,169	$2,125
Gross profit as a % of revenue(1)	23.7%	23.3%
SG&A	$1,835	$1,830
SG&A as a % of revenue(1)	20.1%	20.1%
Restructuring charges	$-	$30
Operating income	$334	$265
Operating income as a % of revenue	3.7%	2.9%
Net earnings	$265	$208
Diluted earnings per share	$0.98	$0.72

(1)Because retailers vary in how they record costs of operating their supply chain between cost of goods sold and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of goods sold and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

All gross profit rate, SG&A rate and operating income rate changes for the first three months of fiscal 2020 were primarily driven by our Domestic segment. For further discussion of each segment's rate changes, see the Segment Performance Summary below.

Income Tax Expense

Income tax expense increased to $65 million for the three months ended May 4, 2019, compared to $49 million for the three months ended May 5, 2018. The higher tax expense was primarily due to an increase in pre-tax earnings. Our effective income tax rate (“ETR”) for the three months ended May 4, 2019, was 19.8% compared to a rate of 19.2% for the three months ended May 5, 2018. The increase in the ETR was primarily due to an increase in pre-tax earnings, as the impact of discrete items on our ETR is less when our pre-tax earnings are higher, partially offset by an increase in excess tax benefits related to stock-based compensation in the current year period.

Our tax provision for interim periods is determined using an estimate of our annual ETR, adjusted for discrete items, if any, that are taken into account in the relevant period. We update our estimate of the annual ETR each quarter, and we make a cumulative adjustment if our estimated tax rate changes. Our quarterly tax provision and our quarterly estimate of our annual

ETR are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, recognition of excess tax benefits or deficiencies related to stock-based compensation, foreign currency gains (losses), changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Our ETR can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible losses on our ETR is greater when our pre-tax income is lower.

Segment Performance Summary

Domestic

The following table presents selected financial data for the Domestic segment for the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

	Three Months Ended
	May 4, 2019	May 5, 2018
Revenue	$8,481	$8,412
Revenue % increase	0.8%	6.3%
Comparable sales growth(1)	1.3%	7.1%
Gross profit	$2,009	$1,962
Gross profit as a % of revenue	23.7%	23.3%
SG&A	$1,677	$1,665
SG&A as a % of revenue	19.8%	19.8%
Restructuring charges	$-	$30
Operating income	$332	$267
Operating income as a % of revenue	3.9%	3.2%

Selected Online Revenue Data
Total online revenue	$1,308	$1,143
Online revenue as a % of total segment revenue	15.4%	13.6%
Comparable online sales growth(1)	14.5%	12.0%

(1)Comparable online sales are included in the comparable sales calculation.

The increase in revenue for the three months ended May 4, 2019, was primarily driven by the comparable sales growth of 1.3% and revenue from GreatCall, which was acquired in the third quarter of fiscal 2019. These increases were partially offset by the loss of revenue from store closures, primarily Best Buy Mobile stand-alone stores. Online revenue of $1.3 billion for the three months ended May 4, 2019, increased 14.5% on a comparable basis, primarily due to higher average order values and increased traffic.

The following table reconciles the number of Domestic stores open at the beginning and end of the first quarters of fiscal 2020 and fiscal 2019:

	Fiscal 2020				Fiscal 2019
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	997	-	(2)	995	1,008	-	(1)	1,007
Best Buy Mobile stand-alone	-	-	-	-	257	-	(152)	105
Outlet Centers	8	2	-	10	6	-	-	6
Pacific Sales	21	-	-	21	28	-	-	28
Total Domestic segment stores	1,026	2	(2)	1,026	1,299	-	(153)	1,146

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., of which 152 were closed during the first quarter of fiscal 2019. Refer to Note 8, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

The following table presents the Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category for the three months ended May 4, 2019, and May 5, 2018:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018
Computing and Mobile Phones	46%	46%	1.0%	10.2%
Consumer Electronics	31%	32%	0.9%	2.9%
Appliances	11%	10%	10.5%	13.0%
Entertainment	6%	7%	(12.7)%	(0.8)%
Services	6%	5%	6.8%	7.3%
Total	100%	100%	1.3%	7.1%

We continue to believe the strong execution of our business strategy, a continued healthy consumer confidence and positive macro conditions contributed to our Domestic comparable sales growth across most of our categories. The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•	Computing and Mobile Phones: The 1.0% comparable sales gain was primarily driven by wearables and tablets.
•	Consumer Electronics: The 0.9% comparable sales gain was driven primarily by portable audio and smart home, partially offset by declines in digital imaging.
•	Appliances: The 10.5% comparable sales gain was driven by both large and small appliances.
•	Entertainment: The 12.7% comparable sales decline was driven primarily by gaming and movies.
•	Services: The 6.8% comparable sales gain was driven primarily by growth in our support business.

Our gross profit rate increased in the three months ended May 4, 2019, primarily driven by the higher gross profit rate of GreatCall and improved product margin rates, which included the benefit of gross profit optimization initiatives, partially offset by higher supply chain costs.

Our SG&A rate remained flat in the three months ended May 4, 2019, primarily due to sales leverage, as SG&A increased primarily due to GreatCall expenses, partially offset by lower incentive compensation.

No restructuring charges were incurred for the three months ended May 4, 2019. Restructuring charges for the three months ended May 5, 2018, related to our Best Buy Mobile stand-alone store closures. Refer to Note 8, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our operating income rate increased in the three months ended May 4, 2019, primarily driven by the decrease in restructuring charges and the increase in gross profit rate described above.

International

The following table presents selected financial data for the International segment for the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

	Three Months Ended
	May 4, 2019	May 5, 2018
Revenue	$661	$697
Revenue % change	(5.2)%	13.1%
Comparable sales % change	(1.2)%	6.4%
Gross profit	$160	$163
Gross profit as a % of revenue	24.2%	23.4%
SG&A	$158	$165
SG&A as a % of revenue	23.9%	23.7%
Operating income (loss)	$2	$(2)
Operating income (loss) as a % of revenue	0.3%	(0.3)%

The decrease in revenue in the three months ended May 4, 2019, was primarily driven by the negative impact of foreign currency exchange rate fluctuations and the comparable sales decline in Canada.

The following table reconciles the number of International stores open at the beginning and end of the first quarters of fiscal 2020 and fiscal 2019:

	Fiscal 2020				Fiscal 2019
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Best Buy	132	-	-	132	134	-	-	134
Best Buy Mobile	45	-	(1)	44	51	-	(2)	49
Mexico
Best Buy	29	-	-	29	25	1	-	26
Best Buy Express	6	3	-	9	6	-	-	6
Total International segment stores	212	3	(1)	214	216	1	(2)	215

The following table presents the International segment's revenue mix percentages and comparable sales percentage changes by revenue category for the three months ended May 4, 2019, and May 5, 2018:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018
Computing and Mobile Phones	46%	47%	(4.0)%	4.4%
Consumer Electronics	31%	30%	2.5%	9.4%
Appliances	9%	9%	(2.0)%	37.7%
Entertainment	5%	6%	(14.0)%	(8.3)%
Services	7%	6%	13.4%	(6.1)%
Other	2%	2%	15.3%	(1.9)%
Total	100%	100%	(1.2)%	6.4%

The following is a description of the notable comparable sales changes in our International segment by revenue category for the three months ended May 4, 2019:

•	Computing and Mobile Phones: The 4.0% comparable sales decline was driven primarily by computing and wearables, partially offset by gains in mobile phones.
•	Consumer Electronics: The 2.5% comparable sales gain was driven primarily by health and fitness and portable audio, partially offset by declines in digital imaging.
•	Appliances: The 2.0% comparable sales decline was driven by large appliances, partially offset by gains in small appliances.
•	Entertainment: The 14.0% comparable sales decline was driven primarily by gaming and movies.
•	Services: The 13.4% comparable sales gain was driven primarily by warranty and repair services.
•	Other: The 15.3% comparable sales gain was driven primarily by baby, partially offset by declines in luggage.

Our gross profit rate increased in the three months ended May 4, 2019,  primarily due to Canada, which delivered improved gross profit rates in several product categories and increased revenue in the higher margin services category.

Our SG&A rate increased in the three months ended May 4, 2019, primarily due to sales leverage, as SG&A decreased $7 million due to the favorable impact of foreign currency exchange rates related to Canada.

Our operating income rate increased in the three months ended May 4, 2019, primarily driven by a higher gross profit rate, partially offset by a higher SG&A rate described above.

Consolidated Non-GAAP Financial Measures

The following table reconciles consolidated operating income, effective tax rate and diluted EPS for the periods presented (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS for the periods presented ($ in millions, except per share amounts):

	Three Months Ended
	May 4, 2019	May 5, 2018
Operating income	$334	$265
Intangible asset amortization(1)	17	-
Restructuring charges(2)	-	30
Tax reform related item - employee bonus(3)	-	7
Non-GAAP operating income	$351	$302

Effective tax rate	19.8%	19.2%
Intangible asset amortization(1)	0.3%	-%
Restructuring charges(2)	-%	0.7%
Tax reform related item - employee bonus(3)	-%	0.1%
Non-GAAP effective tax rate	20.1%	20.0%

Diluted EPS	$0.98	$0.72
Intangible asset amortization(1)	0.06	-
Restructuring charges(2)	-	0.11
Tax reform related item - employee bonus(3)	-	0.02
Income tax impact of non-GAAP adjustments(4)	(0.02)	(0.03)
Non-GAAP diluted EPS	$1.02	$0.82

(1)

Represents the non-cash amortization of definite-lived intangible assets associated with the acquisition of GreatCall, including customer relationships, tradenames and technology. Refer to Note 4,  Goodwill and Intangible Assets, in the Notes to Condensed Consolidated Financial Statements for additional information.

(2)

Represents charges associated with the closure of Best Buy Mobile stand-alone stores in the U.S. Refer to Note 8,  Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

(3)

Represents final adjustments for amounts paid and associated taxes related to a one-time bonus for certain employees announced in response to future tax savings created by the Tax Cuts and Jobs Act of 2017 enacted into law in the fourth quarter of fiscal 2018.

(4)

The non-GAAP adjustments relate primarily to adjustments in the U.S. As such, the income tax charge is calculated using the statutory tax rate for the U.S. (24.5% for the periods ended May 4, 2019, and May 5, 2018).

Non-GAAP operating income increased  $49 million in the three months ended May 4, 2019, compared to the corresponding prior year period. The increase was primarily driven by a decrease in SG&A from lower incentive compensation.

Our non-GAAP effective tax rate remained relatively flat in the three months ended May 4, 2019, compared to the corresponding prior year period.

Non-GAAP diluted EPS increased in the three months ended May 4, 2019, driven by the increase in non-GAAP operating income and lower diluted weighted-average common shares outstanding driven by share repurchases. Refer to the Share Repurchases and Dividends section below for additional information.

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

The following table summarizes our cash, cash equivalents and short-term investments as of May 4, 2019, February 2, 2019, and May 5, 2018 ($ in millions):

	May 4, 2019	February 2, 2019	May 5, 2018
Cash and cash equivalents	$1,561	$1,980	$1,848
Short-term investments	-	-	785
Total cash, cash equivalents and short-term investments	$1,561	$1,980	$2,633

The decrease in total cash, cash equivalents and short-term investments from February 2, 2019, was primarily due to capital expenditures and dividends. The decrease from May 5, 2018, was primarily due to share repurchases and the acquisition of GreatCall.

Cash Flows

The following table summarizes our cash flows from total operations for the three months ended May 4, 2019, and May 5, 2018 ($ in millions):

	Three Months Ended
	May 4, 2019	May 5, 2018
Total cash provided by (used in):
Operating activities	$2	$204
Investing activities	(192)	1,073
Financing activities	(226)	(516)
Effect of exchange rate changes on cash	(1)	(12)
Increase (decrease) in cash and cash equivalents	$(417)	$749

Operating Activities

The decrease in cash provided by operating activities in fiscal 2020 was primarily due to changes in working capital which were primarily due to timing of receipts and payments on inventory and income taxes. This was partially offset by lower incentive compensation payments due to a special one-time incentive payment in fiscal 2019 and timing of indirect tax payments. During fiscal 2019, we had fewer payments occur prior to year-end than the prior year, causing more payments to occur in the first quarter of fiscal 2020.

Investing Activities

The decrease in cash provided by investing activities in fiscal 2020 was primarily due to a decrease in the sale of investments. All of our short-term investments matured during fiscal 2019.

Financing Activities

The decrease in cash used in financing activities was primarily due to a decrease in shares repurchased during fiscal 2020.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, our credit facilities and other debt arrangements are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures, share repurchases, dividends and strategic initiatives, including business combinations. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

We have a $1.25 billion five-year senior unsecured revolving credit facility (the “facility”) with a syndicate of banks that expires in April 2023. Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information. There have been no borrowings under the facility.

Our ability to access the facility is subject to our compliance with its terms and conditions, including financial covenants. The financial covenants require us to maintain certain financial ratios. At May 4, 2019, we were in compliance with all financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facility as well.

Our credit ratings and outlook as of June 5, 2019, are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for worker’s compensation and general liability insurance claims. Restricted cash and cash equivalents, which are included in Other current assets on our Condensed Consolidated Balance Sheets, remained relatively flat at $206 million, $204 million, and $201 million at May 4, 2019, February 2, 2019, and May 5, 2018, respectively.

Debt and Capital

As of May 4, 2019, we had $650 million principal amount of notes due March 15, 2021, and $500 million principal amount of notes due October 1, 2028, outstanding. Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for further information about our outstanding notes.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

On February 23, 2019, our Board authorized a $3.0 billion share repurchase program. As of May 4, 2019, $2.9 billion of the $3.0 billion share repurchase authorization was available. Between the end of the first quarter of fiscal 2020 on May 4, 2019, and June 5, 2019, we repurchased an incremental 1.2 million shares of our common stock at a cost of $80 million.

The following table presents our share repurchase activity for the three months ended May 4, 2019, and May 5, 2018 ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 4, 2019	May 5, 2018
Total cost of shares repurchased	$106	$399
Average price per share	$70.77	$71.78
Number of shares repurchased	1.5	5.6

The payment of cash dividends is subject to customary legal and contractual restrictions. The following table presents our dividend activity for the three months ended May 4, 2019, and May 5, 2018 ($ in millions, except per share amounts):

	Three Months Ended
	May 4, 2019	May 5, 2018
Regular quarterly cash dividends per share	$0.50	$0.45
Cash dividends declared and paid	$134	$128

The increase in cash dividends declared and paid for the three months ended May 4, 2019, compared to the same period in the prior year was the result of an increase in the regular quarterly dividend rate, partially offset by fewer shares due to the return of capital to shareholders through share repurchases.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.1 as of May 4, 2019, compared to 1.2 as of February 2, 2019, and 1.3 as of May 5, 2018. The decrease from February 2, 2019, was primarily due to the adoption of the new lease accounting standard which brought additional current liabilities onto the balance sheet. The decrease from May 5, 2018, was primarily due to the use of cash for share repurchases and the acquisition of GreatCall as well as the adoption of the new lease accounting standard. This was partially offset by the repayment of our notes due in August 2018 which were included in current liabilities as of May 5, 2018.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings from continuing operations over the trailing twelve months, was 0.8 as of May 4, 2019, compared with 0.9 as of February 2, 2019, and 1.3 as of May 5, 2018. The improvement from May 5, 2018, to May 4, 2019, was primarily due to higher earnings over the past twelve months primarily driven by a decrease in tax expense associated with the Tax Cuts and Act of 2017.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our credit facility at May 4, 2019, which, if drawn upon, would be included as short-term debt on our Condensed Consolidated Balance Sheets.

Other than the changes related to the adoption of the new lease accounting standard as described in Note 3, Leases, in the Notes to Condensed Consolidated Financial Statements, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2019. See our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In the first quarter of fiscal 2020, we adopted new lease accounting guidance, as described in Note 1, Basis of Presentation, and Note 3, Leases, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2019.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers), our mix of products and services, our expansion strategies, our focus on services as a strategic priority, our reliance on key vendors and mobile network carriers (including product availability), pricing investments and promotional activity, our ability to attract and retain qualified employees, changes in market compensation rates, risks arising from statutory, regulatory and legal developments (including tax statutes and regulations), macroeconomic pressures in the markets in which we operate (including fluctuations in housing prices, energy markets and jobless rates), conditions in the industries and categories in which we operate, failure to effectively manage our costs, our reliance on our information technology systems, our ability to prevent or effectively respond to a privacy or security breach, our ability to effectively manage strategic ventures, alliances or acquisitions, our dependence on cash flows and net earnings generated during the fourth fiscal quarter, susceptibility of our products to technological advancements, product life cycles and launches, changes in consumer preferences, spending and debt, our ability to provide attractive promotional financing, interruptions and other supply chain issues, catastrophic events, our ability to maintain positive brand perception and recognition, product safety and quality concerns, changes to labor or employment laws or regulations, our ability to effectively manage our real estate portfolio, constraints in the capital markets, changes to our vendor credit terms, changes in our credit ratings, any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S., trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties) and risks arising from our international activities. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash, cash equivalents and short-term investments generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped our fixed-rate debt to floating-rate such that the interest rate expense on this debt will vary with short-term interest rates. Refer to Note 6, Debt, and Note 5, Derivative Instruments, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for further information regarding our interest rate swaps.

As of May 4, 2019, we had $1.6 billion of cash and cash equivalents and $1.2 billion of debt that has been swapped to floating rate. Therefore, we had net cash and cash equivalents of $0.4 billion generating income that is exposed to interest rate changes. As of May 4, 2019, a 50 basis-point increase in short-term interest rates would have led to an estimated $2 million reduction in net interest expense, and conversely a 50 basis-point decrease in short-term interest rates would have led to an estimated $2 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. Refer to Note 5,  Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for additional information regarding these instruments.

Foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as these foreign currencies translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact of $27 million on our revenue and a $0 million impact on our net earnings for the three months ended May 4, 2019.

Item 4.Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 4, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 4, 2019, our disclosure controls and procedures were effective.

During the fiscal quarter ended May 4, 2019, we assessed and modified our internal controls in order to facilitate the adoption of the new lease accounting standard, none of which materially affected our internal control over financial reporting. There were no other changes in internal control over financial reporting during the fiscal quarter ended May 4, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For a description of our legal proceedings, see Note 13, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents information regarding our repurchases of common stock during the first quarter of fiscal 2020:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
February 3, 2019 through March 2, 2019	106,000	$68.74	106,000	$2,993,000,000
March 3, 2019 through April 6, 2019	796,500	$68.69	796,500	$2,938,000,000
April 7, 2019 through May 4, 2019	592,525	$73.93	592,525	$2,894,000,000
Total	1,495,025	$70.77	1,495,025	$2,894,000,000

(1)Pursuant to a $3.0 billion share repurchase program that was authorized by our Board in February 2019. There is no expiration date governing the period over which we can repurchase shares under the February 2019 share repurchase program. For additional information, see Note 10, Repurchase of Common Stock, in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 6.Exhibits

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

10.1	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Shares
10.2	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Stock Units
10.3

Employment agreement dated April 13, 2019, between Hubert Joly and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on April 15, 2019)

10.4

Employment agreement dated April 13, 2019, between Corie Barry and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on April 15, 2019)

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
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2020, filed with the SEC on June 7, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of May 4, 2019, February 2, 2019, and May 5, 2018, (ii) the Condensed Consolidated Statements of Earnings for the three months ended May 4, 2019, and May 5, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended May 4, 2019, and May 5, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended May 4, 2019, and May 5, 2018, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 4, 2019, and May 5, 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

____________________________

(1)The certifications in Exhibit 32.1 and Exhibit 32.2 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

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

BEST BUY CO., INC.
(Registrant)

Date: June 7, 2019	By:	/s/ HUBERT JOLY
Hubert Joly
Chairman and Chief Executive Officer

Date: June 7, 2019	By:	/s/ CORIE BARRY
Corie Barry
Chief Financial Officer

Date: June 7, 2019	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer