Form 10-Q
period 2019-08-03
BEST BUY CO INC
filed 2019-09-06
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

The registrant had 263,573,258 shares of common stock outstanding as of September 4, 2019.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 3, 2019

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Current assets
Cash and cash equivalents	$1,289	$1,980	$1,865
Short-term investments	320	-	465
Receivables, net	966	1,015	915
Merchandise inventories	5,208	5,409	5,016
Other current assets	409	466	510
Total current assets	8,192	8,870	8,771
Property and equipment, net	2,361	2,510	2,432
Operating lease assets	2,774	-	-
Goodwill	965	915	425
Other assets	686	606	365
Total assets	$14,978	$12,901	$11,993

Liabilities and equity
Current liabilities
Accounts payable	$5,045	$5,257	$5,338
Unredeemed gift card liabilities	264	290	275
Deferred revenue	468	446	438
Accrued compensation and related expenses	343	482	318
Accrued liabilities	799	982	813
Current portion of operating lease liabilities	643	-	-
Current portion of long-term debt	14	56	47
Total current liabilities	7,576	7,513	7,229
Long-term liabilities	640	750	777
Long-term operating lease liabilities	2,230	-	-
Long-term debt	1,247	1,332	801
Contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 265 million, 266 million, and 276 million shares, respectively	26	27	27
Retained earnings	2,965	2,985	2,863
Accumulated other comprehensive income	294	294	296
Total equity	3,285	3,306	3,186
Total liabilities and equity	$14,978	$12,901	$11,993

NOTE: The Consolidated Balance Sheet as of February 2, 2019, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Revenue	$9,536	$9,379	$18,678	$18,488
Cost of goods sold	7,253	7,150	14,226	14,134
Gross profit	2,283	2,229	4,452	4,354
Selling, general and administrative expenses	1,922	1,877	3,757	3,707
Restructuring charges	48	17	48	47
Operating income	313	335	647	600
Other income (expense):
Investment income and other	10	13	24	24
Interest expense	(16)	(19)	(34)	(38)
Earnings before income tax expense	307	329	637	586
Income tax expense	69	85	134	134
Net earnings	$238	$244	$503	$452

Basic earnings per share	$0.89	$0.88	$1.88	$1.61
Diluted earnings per share	$0.89	$0.86	$1.86	$1.58

Weighted-average common shares outstanding
Basic	267.1	279.0	267.4	280.8
Diluted	269.4	283.7	270.9	286.0

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net earnings	$238	$244	$503	$452
Foreign currency translation adjustments	5	(14)	-	(18)
Comprehensive income	$243	$230	$503	$434

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Six Months Ended
	August 3, 2019	August 4, 2018
Operating activities
Net earnings	$503	$452
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	401	358
Restructuring charges	48	47
Stock-based compensation	74	63
Deferred income taxes	10	5
Other, net	9	-
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	57	120
Merchandise inventories	199	187
Other assets	(29)	(53)
Accounts payable	(213)	485
Other liabilities	(243)	(430)
Income taxes	(191)	(126)
Total cash provided by operating activities	625	1,108

Investing activities
Additions to property and equipment	(385)	(375)
Purchases of investments	(319)	-
Sales of investments	-	1,565
Acquisition of business, net of cash acquired	(125)	-
Other, net	1	10
Total cash provided by (used in) investing activities	(828)	1,200

Financing activities
Repurchase of common stock	(328)	(774)
Issuance of common stock	27	29
Dividends paid	(267)	(253)
Repayments of debt	(8)	(523)
Other, net	-	(3)
Total cash used in financing activities	(576)	(1,524)
Effect of exchange rate changes on cash	(1)	(16)
Increase (decrease) in cash, cash equivalents and restricted cash	(780)	768
Cash, cash equivalents and restricted cash at beginning of period	2,184	1,300
Cash, cash equivalents and restricted cash at end of period	$1,404	$2,068

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at May 4, 2019	267	$27	$-	$3,038	$289	$3,354
Adoption of ASU 2016-02	-	-	-	(3)	-	(3)
Net earnings, three months ended August 3, 2019	-	-	-	238	-	238
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	-	5	5
Stock-based compensation	-	-	38	-	-	38
Issuance of common stock	2	-	16	-	-	16
Common stock dividends, $0.50 per share	-	-	2	(135)	-	(133)
Repurchase of common stock	(4)	(1)	(56)	(173)	-	(230)
Balances at August 3, 2019	265	$26	$-	$2,965	$294	$3,285

Balances at February 2, 2019	266	$27	$-	$2,985	$294	$3,306
Adoption of ASU 2016-02	-	-	-	(22)	-	(22)
Net earnings, six months ended August 3, 2019	-	-	-	503	-	503
Stock-based compensation	-	-	74	-	-	74
Issuance of common stock	4	-	27	-	-	27
Common stock dividends, $1.00 per share	-	-	4	(271)	-	(267)
Repurchase of common stock	(5)	(1)	(105)	(230)	-	(336)
Balances at August 3, 2019	265	$26	$-	$2,965	$294	$3,285

Balances at May 5, 2018	281	$28	$-	$3,082	$310	$3,420
Net earnings, three months ended August 4, 2018	-	-	-	244	-	244
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(14)	(14)
Stock-based compensation	-	-	31	-	-	31
Issuance of common stock	1	-	5	-	-	5
Common stock dividends, $0.45 per share	-	-	2	(127)	-	(125)
Repurchase of common stock	(6)	(1)	(38)	(336)	-	(375)
Balances at August 4, 2018	276	$27	$-	$2,863	$296	$3,186

Balances at February 3, 2018	283	$28	$-	$3,270	$314	$3,612
Adoption of ASU 2014-09	-	-	-	73	-	73
Net earnings, six months ended August 4, 2018	-	-	-	452	-	452
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(18)	(18)
Stock-based compensation	-	-	63	-	-	63
Issuance of common stock	4	-	29	-	-	29
Common stock dividends, $0.90 per share	-	-	4	(255)	-	(251)
Repurchase of common stock	(11)	(1)	(96)	(677)	-	(774)
Balances at August 4, 2018	276	$27	$-	$2,863	$296	$3,186

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. The first six months of fiscal 2020 and fiscal 2019 included 26 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 3, 2019, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than as disclosed in Note 15, Subsequent Event, no such events were identified for the reported periods.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements for fair value measurements. We do not believe the updated guidance, which is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, will have a material impact on our consolidated financial statements.

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

In the first quarter of fiscal 2020, we adopted ASU 2016-02 using the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption will be as originally reported under the previous standard – ASC 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2020 were recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal first quarter. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical lease classification as operating or capital leases. We also elected to combine lease and non-lease components and to exclude short-term leases from our consolidated balance sheets. We did not elect the hindsight practical expedient in determining the lease term for existing leases as of February 3, 2019.

The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $2.7 billion and $2.8 billion, respectively, while our accounting for existing capital leases (now referred to as finance leases) remained substantially unchanged. The cumulative impact of these changes decreased retained earnings by $22 million, which includes a $3 million net-of-tax adjustment made during the second quarter of fiscal 2020 related to on-adoption impairment charges. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 4, Leases, for additional information regarding our accounting policy for leases and additional disclosures.

The cumulative effect of the changes made to our Condensed Consolidated Balance Sheets for the adoption of this standard was as follows ($ in millions):

	February 2, 2019 As Reported	ASU 2016-02 Adjustment on February 3, 2019		February 3, 2019 Adjusted
Assets
Other current assets	$466	$(65)	(a)	$401
Net property and equipment	2,510	(173)	(b)	2,337
Operating lease assets	-	2,732	(c)	2,732
Other assets	606	5	(d)	611
Liabilities
Accrued liabilities	982	(28)	(e)	954
Current portion of operating lease liabilities	-	712	(f)	712
Current portion of long-term debt	56	(43)	(b)	13
Long-term liabilities	750	(115)	(e)	635
Long-term operating lease liabilities	-	2,135	(f)	2,135
Long-term debt	1,332	(140)	(b)	1,192
Equity
Retained earnings	2,985	(22)	(g)	2,963

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

Total Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows was as follows ($ in millions):

	August 3, 2019	August 4, 2018
Cash and cash equivalents	$1,289	$1,865
Restricted cash included in Other current assets	115	203
Total cash, cash equivalents and restricted cash	$1,404	$2,068

Amounts included in restricted cash are pledged as collateral or restricted to use for workers’ compensation and general liability insurance claims.

2. Acquisition

Critical Signal Technologies, Inc.

On May 9, 2019, we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”), a health services company, for net cash consideration of $125 million. The acquisition of CST is aligned with our strategy to address health and wellness with a focus on aging seniors and how technology can help them live longer in their homes.

The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values, and the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The purchase price allocation for the assets acquired and liabilities assumed is substantially complete, but may be subject to immaterial changes. The acquired assets were primarily comprised of $83 million of customer relationships (amortized over 15 years) recorded within Other assets on our Condensed Consolidated Balance Sheets as of August 3, 2019. Goodwill of $50 million was recorded and assigned to our GreatCall reporting unit and is not expected to be deductible for income tax purposes. We recorded $3 million of transaction costs related to the acquisition within Selling, general and administrative (“SG&A”) expenses on our Condensed Consolidated Statements of Earnings for the second quarter and first six months of fiscal 2020. Results of operations from the date of acquisition were included within our GreatCall operating segment, Domestic reportable segment and Services revenue category. The acquisition of CST was not material to the results of our operations.

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

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

	Fair Value	Fair Value at
	Hierarchy	August 3, 2019	February 2, 2019	August 4, 2018
Assets
Cash and cash equivalents:
Money market funds	Level 1	$375	$98	$334
Time deposits	Level 2	-	300	-
Short-term investments:
Commercial paper	Level 2	99	-	-
Time deposits	Level 2	221	-	465
Other current assets:
Money market funds	Level 1	10	82	74
Time deposits	Level 2	102	101	101
Foreign currency derivative instruments	Level 2	-	-	5
Other assets:
Marketable securities that fund deferred compensation	Level 1	47	44	100
Interest rate swap derivative instruments	Level 2	78	26	-

Liabilities
Long-term liabilities:
Interest rate swap derivative instruments	Level 2	-	1	7

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Money market funds. Our money market fund investments were measured at fair value as they trade in an active market using quoted market prices and, therefore, were classified as Level 1.

Time deposits. Our time deposits are balances held with banking institutions that cannot be withdrawn for specified terms without a penalty. Time deposits are held at face value plus accrued interest, which approximates fair value, and were classified as Level 2.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, operating lease assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below the carrying value on our Condensed Consolidated Balance Sheets. For these assets, we do not periodically adjust the carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within Selling, general and administrative (“SG&A”) expenses on our Condensed Consolidated Statements of Earnings for non-restructuring charges.

Fair value remeasurements of property and equipment and operating lease assets were as follows ($ in millions):

	Impairments				Remaining
	Three Months Ended		Six Months Ended		Net Carrying Value(1)
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Property and equipment (non-restructuring)	$8	$2	$10	$4	$3	$2
Operating lease assets(2)	1	-	1	-	1	-
Total	$9	$2	$11	$4	$4	$2

(1)Remaining net carrying value approximates fair value. Because assets subject to long-lived asset impairment are not measured at fair value on a recurring basis, certain fair value measurements presented in the table may reflect values at earlier measurement dates and may no longer represent the fair values at August 3, 2019, and August 4, 2018.

(2)Represents activity related to operating lease assets post-adoption of ASC 842, Leases.

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

4. Leases

The majority of our lease obligations are real estate operating leases from which we conduct the majority of our retail and distribution operations. Our finance leases are primarily equipment-related. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on our Condensed Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of ASC 842, Leases, we have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of 12 months or less are not recorded on our Condensed Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We use a collateralized incremental borrowing rate based on the information available at the commencement date, including the lease term, in determining the present value of future payments. Our operating leases also typically require payment of real estate taxes, common area maintenance and insurance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components. Operating lease assets also include prepaid lease payments and initial direct costs, and are reduced by lease incentives. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

Supplemental balance sheet information related to our leases was as follows ($ in millions):

	Balance Sheet Location	August 3, 2019
Assets
Operating leases	Operating lease assets	$2,774
Finance leases	Property and equipment, net(1)	36
Total lease assets		$2,810
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$643
Finance leases	Current portion of long-term debt	14
Non-current:
Operating leases	Long-term operating lease liabilities	2,230
Finance leases	Long-term debt	25
Total lease liabilities		$2,912

(1)Finance leases are recorded net of accumulated depreciation of $48 million.

Components of our total lease cost were as follows ($ in millions):

		Three Months Ended	Six Months Ended
	Statement of Earnings Location	August 3, 2019	August 3, 2019
Operating lease cost(1)	Cost of goods sold and SG&A(2)	$194	$389
Finance lease cost:
Depreciation of lease assets	Cost of goods sold and SG&A(2)	4	7
Interest on lease liabilities	Interest expense	-	1
Variable lease cost	Cost of goods sold and SG&A(2)	68	135
Sublease income	SG&A	(5)	(9)
Total lease cost		$261	$523

(1)Includes short-term leases, which are immaterial.

(2)Supply chain-related amounts are included in Cost of goods sold.

Other information related to our leases was as follows ($ in millions):

	Three Months Ended	Six Months Ended
	August 3, 2019	August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$203	$404
Operating cash flows from finance leases	-	1
Financing cash flows from finance leases	4	8
Lease assets obtained in exchange for new lease liabilities:
Operating leases	247	394
Finance leases	2	4

		August 3, 2019
Weighted average remaining lease term:
Operating leases		5.4 years
Finance leases		5.2 years
Weighted average discount rate:
Operating leases		3.4%
Finance leases		4.4%

Future lease payments under our non-cancellable leases as of August 3, 2019, were as follows ($ in millions):

	Operating Leases(1)	Finance Leases(1)
Remainder of fiscal 2020	$341	$8
Fiscal 2021	756	13
Fiscal 2022	619	9
Fiscal 2023	466	5
Fiscal 2024	340	3
Fiscal 2025	234	2
Thereafter	407	5
Total future undiscounted lease payments	3,163	45
Less imputed interest	(290)	(6)
Total reported lease liability	$2,873	$39

(1)Lease payments exclude $30 million of legally binding fixed costs for leases signed but not yet commenced, primarily related to operating leases.

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

(1)Operating lease obligations do not include payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would have increased total operating lease obligations by $0.8 billion at February 2, 2019.

5. Goodwill and Intangible Assets

All goodwill and intangible asset balances relate to our Domestic segment.

Goodwill

The gross carrying amounts and cumulative impairments of goodwill were as follows ($ in millions):

	August 3, 2019		February 2, 2019		August 4, 2018
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,640	$(675)	$1,590	$(675)	$1,100	$(675)

Indefinite-Lived Intangible Assets

We have indefinite-lived intangible assets primarily related to our Pacific Sales tradename which are recorded within Other assets on our Condensed Consolidated Balance Sheets. The carrying value of indefinite-lived intangible assets was $18 million as of August 3, 2019, February 2, 2019, and August 4, 2018.

Definite-Lived Intangible Assets

We have definite-lived intangible assets related to GreatCall and CST which are recorded within Other assets on our Condensed Consolidated Balance Sheets. Balances of our definite-lived intangible assets were as follows ($ in millions). We had no definite-lived intangible assets as of August 4, 2018.

	August 3, 2019		February 2, 2019		Weighted-Average Useful
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Life Remaining as of August 3, 2019 (in years)
Customer relationships	$341	$42	$258	$16	7.4
Tradename	63	7	63	3	7.2
Developed technology	52	9	52	4	4.2
Total	$456	$58	$373	$23	7.0

We recorded $18 million and $35 million of aggregate amortization expense related to definite-lived intangible assets during the three and six months ended August 3, 2019, respectively, and $0 million for both the three and six months ended August 4, 2018. Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2020	$37
Fiscal 2021	73
Fiscal 2022	73
Fiscal 2023	73
Fiscal 2024	54
Fiscal 2025	16
Thereafter	72

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

Summary of Derivative Balances

Gross fair values of our outstanding derivative instruments and the corresponding classifications were as follows ($ in millions):

		Assets
Contract Type	Balance Sheet Location	August 3, 2019	February 2, 2019	August 4, 2018
Derivatives designated as net investment hedges	Other current assets	$-	$-	$5
Derivatives designated as interest rate swaps	Other current assets and Other assets	78	26	-
Total		$78	$26	$5

		Liabilities
Contract Type	Balance Sheet Location	August 3, 2019	February 2, 2019	August 4, 2018
Derivatives designated as interest rate swaps	Long-term liabilities	$-	$1	$7

Effects of derivative instruments on other comprehensive income ("OCI") were as follows ($ in millions):

	Three Months Ended		Six Months Ended
Derivatives designated as net investment hedges	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Pre-tax gain recognized in OCI	$-	$3	$-	$19

Effects of derivatives not designated as hedging instruments on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized		Gain (Loss) Recognized
		Three Months Ended		Six Months Ended
Contract Type	Statement of Earnings Location	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
No hedge designation (foreign exchange contracts)	SG&A	$(1)	$1	$-	$1

Effects of interest rate derivatives and adjustments to the carrying value of long-term debt on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized		Gain (Loss) Recognized
		Three Months Ended		Six Months Ended
Contract Type	Statement of Earnings Location	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Interest rate swap contracts	Interest expense	$55	$3	$53	$(1)
Adjustments to carrying value of long-term debt	Interest expense	(55)	(3)	(53)	1
Total		$-	$-	$-	$-

Notional amounts of our derivative instruments were as follows ($ in millions):

	Notional Amount
Contract Type	August 3, 2019	February 2, 2019	August 4, 2018
Derivatives designated as net investment hedges	$23	$15	$59
Derivatives designated as interest rate swaps	1,150	1,150	650
No hedge designation (foreign exchange contracts)	33	9	41
Total	$1,206	$1,174	$750

7. Debt

Short-Term Debt

We have a $1.25 billion five year senior unsecured revolving credit facility agreement with a syndicate of banks. The agreement permits borrowings of up to $1.25 billion and expires in April 2023. There were no borrowings outstanding as of August 3, 2019, February 2, 2019, or August 4, 2018.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	August 3, 2019	February 2, 2019	August 4, 2018
Notes, 5.50%, due March 15, 2021	$650	$650	$650
Notes, 4.45%, due October 1, 2028	500	500	-
Interest rate swap valuation adjustments	78	25	(7)
Subtotal	1,228	1,175	643
Debt discounts and issuance costs	(6)	(7)	(2)
Financing lease obligations (1)	-	181	188
Capital lease obligations (1)	-	39	19
Finance lease obligations (1)	39	-	-
Total long-term debt	1,261	1,388	848
Less current portion	14	56	47
Total long-term debt, less current portion	$1,247	$1,332	$801

(1)See Note 4, Leases, for additional information regarding our lease obligations.

The fair value of total long-term debt, excluding debt discounts and issuance costs and lease obligations, approximated $1,295 million, $1,178 million, and $673 million as of August 3, 2019, February 2, 2019, and August 4, 2018, respectively, based primarily on market prices quoted from external sources, compared with carrying values of $1,228 million, $1,175 million, and $643 million, respectively. If long-term debt were measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

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

Information about our contracts with customers, which reflects the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied, was as follows ($ in millions):

	August 3, 2019	February 2, 2019	August 4, 2018
Receivables, net(1)	$561	$565	$584
Short-term contract liabilities included in:
Unredeemed gift cards	264	290	275
Deferred revenue	468	446	438
Accrued liabilities	149	146	148
Long-term contract liabilities included in:
Long-term liabilities	9	11	15

(1)Receivables are recorded net of allowances for doubtful accounts of $13 million, $13 million, and $15 million as of August 3, 2019, February 2, 2019, and August 4, 2018, respectively.

During the first six months of fiscal 2020 and 2019, $638 million and $605 million of revenue was recognized, respectively, that was included in the contract liability balance at the beginning of the respective periods. No revenue was recognized from performance obligations satisfied in previous periods.

Revenue from our contract liability balances expected to be recognized in future periods if performance of the contract is expected to have a duration of more than one year is as follows ($ in millions):

August 3, 2019(1)
Remainder of fiscal 2020	$6
Fiscal 2021	8
Fiscal 2022	4
Fiscal 2023	1
Thereafter	-

(1)Amounts exclude unsatisfied performance obligations from contract liability balances with a duration of one year or less. The estimated transaction price revenue disclosed above also does not include amounts of variable consideration attributable to contracts where the consideration is constrained at August 3, 2019.

See Note 13, Segments, for a disaggregation of revenue by reportable segment and product category, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the enterprise.

9. Restructuring Charges

Restructuring charges incurred in the second quarter and first six months of fiscal 2020 were $48 million, related to U.S. retail operating model changes. Restructuring charges incurred in the second quarter and first six months of fiscal 2019 were $17 million and $47 million, respectively, related to Best Buy Mobile.

U.S. Retail Operating Model

In the second quarter of fiscal 2020, we made changes primarily related to our U.S. retail operating model to increase organization effectiveness and create a more seamless customer experience across all channels. As a result, we incurred $48 million of charges related to termination benefits, including $10 million related to a voluntary early retirement offer. All charges incurred are from continuing operations and are presented in Restructuring charges on our Condensed Consolidated Statements of Earnings.

The following table summarizes our restructuring accrual activity during the first six months of fiscal 2020 related to U.S. retail operating model changes ($ in millions):

Termination Benefits
Balance at February 2, 2019	$-
Charges	48
Cash payments	(8)
Balance at August 3, 2019	$40

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

Restructuring charges incurred for Best Buy Mobile were as follows ($ in millions):

	Three Months Ended August 4, 2018	Six Months Ended August 4, 2018	Cumulative Amount as of August 3, 2019
Property and equipment impairments	$-	$-	$1
Termination benefits	(3)	(2)	6
Facility closure and other costs	20	49	49
Total restructuring charges	$17	$47	$56

The following table summarizes our restructuring accrual activity during the first six months of fiscal 2019 related to Best Buy Mobile ($ in millions):

	Termination Benefits	Facility Closures and Other Costs	Total
Balances at February 3, 2018	$8	$-	$8
Charges	1	49	50
Cash payments	(5)	(46)	(51)
Adjustments(1)	(3)	(1)	(4)
Balances at August 4, 2018	$1	$2	$3

(1)Adjustments to termination benefits represent changes in retention assumptions. Adjustments to facility closure and other costs represent changes in sublease assumptions.

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator
Net earnings	$238	$244	$503	$452

Denominator
Weighted-average common shares outstanding	267.1	279.0	267.4	280.8
Dilutive effect of stock compensation plan awards	2.3	4.7	3.5	5.2
Weighted-average common shares outstanding, assuming dilution	269.4	283.7	270.9	286.0

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.9	0.1	0.9	0.1

Basic earnings per share	$0.89	$0.88	$1.88	$1.61
Diluted earnings per share	$0.89	$0.86	$1.86	$1.58

11. Repurchase of Common Stock

On February 23, 2019, our Board of Directors ("Board") authorized a $3.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization.

Information regarding the shares we repurchased was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Total cost of shares repurchased	$230	$375	$336	$774
Average price per share	$69.71	$74.80	$70.04	$73.21
Number of shares repurchased	3.3	5.0	4.8	10.6

As of August 3, 2019, $2.7 billion of the $3.0 billion share repurchase authorization was available. Between the end of the second quarter of fiscal 2020 on August 3, 2019, and September 4, 2019, we repurchased an incremental 2.2 million shares of our common stock at a cost of $146 million.

12. Comprehensive Income

Changes in accumulated other comprehensive income, net of tax were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Foreign currency translation adjustments	$5	$(14)	$-	$(18)

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

Revenue by reportable segment and product category was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Revenue by reportable segment
Domestic	$8,821	$8,639	$17,302	$17,051
International	715	740	1,376	1,437
Total revenue	$9,536	$9,379	$18,678	$18,488

Revenue by product category (1)
Domestic
Computing and Mobile Phones	$3,917	$3,923	$7,768	$7,822
Consumer Electronics	2,780	2,770	5,442	5,426
Appliances	1,138	1,013	2,099	1,895
Entertainment	439	512	912	1,059
Services	510	384	1,008	777
Other	37	37	73	72
Total Domestic revenue	$8,821	$8,639	$17,302	$17,051
International
Computing and Mobile Phones	$308	$335	$613	$666
Consumer Electronics	231	217	434	423
Appliances	83	86	142	147
Entertainment	36	43	72	85
Services	45	41	88	81
Other	12	18	27	35
Total International revenue	$715	$740	$1,376	$1,437

(1)Refer to our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information regarding the key components of each revenue category.

Operating income by reportable segment and the reconciliation to earnings before income tax expense was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Domestic	$309	$329	$641	$596
International	4	6	6	4
Total operating income	313	335	647	600
Other income (expense):
Investment income and other	10	13	24	24
Interest expense	(16)	(19)	(34)	(38)
Earnings before income tax expense	$307	$329	$637	$586

Assets by reportable segment were as follows ($ in millions):

	August 3, 2019	February 2, 2019	August 4, 2018
Domestic	$13,714	$11,908	$10,912
International	1,264	993	1,081
Total assets	$14,978	$12,901	$11,993

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

In June 2011, a purported shareholder derivative action captioned, Salvatore M. Talluto, Derivatively and on Behalf of Best Buy Co., Inc. v. Richard M. Schulze, et al., as Defendants and Best Buy Co., Inc. as Nominal Defendant, was filed against both present and former members of our Board serving during the relevant periods in fiscal 2011 and us as a nominal defendant in the U.S. District Court for the State of Minnesota. The lawsuit alleges that the director defendants breached their fiduciary duty, among other claims, including violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, in failing to correct public misrepresentations and material misstatements and/or omissions regarding our fiscal 2011 earnings projections and, for certain directors, selling stock while in possession of material adverse non-public information. Additionally, in July 2011, a similar purported class action was filed by a single shareholder, Daniel Himmel, against us and certain of our executive officers in the same court. In November 2011, the respective lawsuits of Salvatore M. Talluto and Daniel Himmel were consolidated into a new action captioned, In Re: Best Buy Co., Inc. Shareholder Derivative Litigation, and a stay ordered pending the close of discovery in the consolidated IBEW Local 98 Pension Fund v. Best Buy Co., Inc., et al. case. Additionally, in June 2015, a similar purported class action was filed by a single shareholder, Khuong Tran, derivatively on behalf of Best Buy Co., Inc. against us and certain of our executive officers and directors in the same court. The Khuong Tran lawsuit has also been stayed pending the close of discovery in IBEW. In Tran, the court entered an Order for Dismissal Without Prejudice on March 27, 2019. In Re: Best Buy Co., Inc. Shareholder Derivative Litigation was dismissed without prejudice on August 6, 2019. The derivative matters are all closed.

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

15. Subsequent Event

On July 23, 2019, we signed a definitive agreement to acquire the predictive healthcare technology business of BioSensics, LLC (“BioSensics”), for approximately $21 million, and the acquisition was completed on August 7, 2019.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in the following sections:

•Overview

•Business Strategy Update

•Results of Operations

•Liquidity and Capital Resources

•Off-Balance-Sheet Arrangements and Contractual Obligations

•Significant Accounting Policies and Estimates

•New Accounting Pronouncements

•Safe Harbor Statement Under the Private Securities Litigation Reform Act

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

Comparable Sales

Throughout this MD&A, we refer to comparable sales. In the first quarter of fiscal 2020, we refined our methodology for calculating comparable sales. It now reflects certain revenue streams previously excluded from the comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. The impact of adopting these changes is immaterial to all periods presented, and therefore prior-period comparable sales disclosures have not been restated. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). On October 1, 2018, we acquired all outstanding shares of GreatCall, and on May 9, 2019, we acquired all outstanding shares of Critical Signal Technologies, Inc. (“CST”). Consistent with our comparable sales policy, the results of GreatCall and CST are excluded from our comparable sales calculation for the periods presented. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share ("EPS") from continuing operations. We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill impairments, gains and losses on investments, intangible asset amortization, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

Refer to the Consolidated Non-GAAP Financial Measures section below for a detailed reconciliation of items that impacted our non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS from continuing operations in the presented periods.

Business Strategy Update

In the second quarter of fiscal 2020, we generated $9.5 billion in revenue and grew our Enterprise comparable sales by 1.6%. Our GAAP operating income rate decreased by 30 basis points and our non-GAAP operating income rate expanded by 20 basis points, both compared to the second quarter of fiscal 2019. We delivered GAAP diluted EPS of $0.89 and non-GAAP diluted EPS of $1.08, increases of 3% and 19% compared to the second quarter of fiscal 2019, respectively. Refer to the Consolidated Non-GAAP Financial Measures section below for a detailed reconciliation of items that impacted our non-GAAP operating income and non-GAAP diluted EPS. We also returned $363 million to our shareholders through dividends and share repurchases.

During the quarter, we continued to make progress on our Building the New Blue strategy and our purpose to enrich lives through technology. We expanded our commitment to health and wellness through expanded assortment and a second acquisition, grew our Total Tech Support membership, added In-Home Advisors and continued to transform our supply chain to improve our speed of delivery to customers. We also made strategic changes to our field operations to accelerate growth and to create a more seamless customer experience across all channels including stores, home and online.

In parallel to the customer experience developments, we continued to drive efficiencies and reduce costs in order to fund investments and offset pressures. During the second quarter of fiscal 2020, we achieved $155 million in annualized cost reductions and efficiencies, bringing the cumulative total to $730 million, and exceeded our goal of reaching $600 million by the end of fiscal 2021. We have now successfully delivered on three considerable cost reduction targets in the last seven years, totaling more than $2 billion.

Tariffs

We are actively addressing the risks related to increases to current tariff rates and proposed new tariffs on Chinese imports. In May 2019, the U.S. Trade Representative (“USTR”) increased the tariff on List 3 products imported from China from 10% to 25%, effective June 15, 2019, and has since proposed a further increase of this rate to 30%, effective October 1, 2019. Recently, the USTR implemented the List 4 tariff of 15% on additional products imported from China. The List 4 tariffs have two effective dates. The first effective date (List 4A) was September 1, 2019, and the most notable affected categories relative to Best Buy on this list are televisions, smart watches and headphones. The second effective date (List 4B) is December 15, 2019, and the most notable affected categories relative to Best Buy on this list are computing, mobile phones and gaming consoles.

Through the second quarter of fiscal 2020, we have been able to minimize the impact of the tariffs on our business by accelerating purchases and working with our vendors, some of which are in the process of migrating their manufacturing out of China. Further, we are taking additional actions to mitigate the impacts of tariffs, including factoring tariffs into our product assortment decisions, promotional and pricing strategies, sourcing changes and other strategies in partnership with our vendors. While we estimate that purchases from China currently represent approximately 60% of our total cost of goods sold, in light of these mitigating factors, we expect the impact of these tariffs on our business to be smaller than this number would otherwise imply. However, due to the uncertainty surrounding these factors, the ongoing U.S.-China trade negotiations and the potential for further changes to the scope, magnitude and timing of tariffs, it is difficult to predict the impact of tariffs on consumers, the financial markets and our business and results of operations.

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

Consolidated Performance Summary

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Revenue	$9,536	$9,379	$18,678	$18,488
Revenue % increase	1.7%	4.9%	1.0%	5.8%
Comparable sales growth	1.6%	6.2%	1.4%	6.6%
Gross profit	$2,283	$2,229	$4,452	$4,354
Gross profit as a % of revenue(1)	23.9%	23.8%	23.8%	23.6%
SG&A	$1,922	$1,877	$3,757	$3,707
SG&A as a % of revenue(1)	20.2%	20.0%	20.1%	20.1%
Restructuring charges	$48	$17	$48	$47
Operating income	$313	$335	$647	$600
Operating income as a % of revenue	3.3%	3.6%	3.5%	3.2%
Net earnings	$238	$244	$503	$452
Diluted earnings per share	$0.89	$0.86	$1.86	$1.58

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

Gross profit rate, SG&A rate and operating income rate changes in the second quarter and first six months of fiscal 2020 were primarily driven by our Domestic segment. For further discussion of each segment's rate changes, see the Segment Performance Summary below.

Income Tax Expense

Income tax expense decreased to $69 million in the second quarter of fiscal 2020, compared to $85 million in the second quarter of fiscal 2019. The lower tax expense is primarily due to increased tax benefits related to stock-based compensation and the resolution of discrete matters in the current year period, as well as a decrease in pre-tax earnings. Our effective income tax rate (“ETR”) in the second quarter of fiscal 2020 was 22.3% compared to a rate of 25.7% in the second quarter of fiscal 2019. The decrease in the ETR was primarily due to increased tax benefits related to stock-based compensation and the resolution of discrete matters in the current year period.

Income tax expense remained flat at $134 million in the first six months of fiscal 2020 compared to the prior year period, as increased tax expense resulting from an increase in pre-tax earnings was offset by increased tax benefits related to stock-based compensation and the resolution of discrete matters in the current year period. Our ETR in the first six months of fiscal 2020 was 21.0% compared to a rate of 22.8% in the first six months of fiscal 2019. The decrease in the ETR was primarily due to increased tax benefits related to stock-based compensation and the resolution of discrete matters in the current year period.

Our tax provision for interim periods is determined using an estimate of our annual ETR, adjusted for discrete items, if any, that are taken into account in the relevant period. We update our estimate of the annual ETR each quarter and we make a cumulative adjustment if our estimated tax rate changes. Our quarterly tax provision and our quarterly estimate of our annual ETR are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, recognition of excess tax benefits or deficiencies related to stock-based compensation, foreign currency gains (losses), changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Our ETR can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible losses on our ETR is greater when our pre-tax income is lower.

Segment Performance Summary

Domestic

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Revenue	$8,821	$8,639	$17,302	$17,051
Revenue % increase	2.1%	4.4%	1.5%	5.4%
Comparable sales growth(1)	1.9%	6.0%	1.6%	6.6%
Gross profit	$2,113	$2,058	$4,122	$4,020
Gross profit as a % of revenue	24.0%	23.8%	23.8%	23.6%
SG&A	$1,756	$1,712	$3,433	$3,377
SG&A as a % of revenue	19.9%	19.8%	19.8%	19.8%
Restructuring charges	$48	$17	$48	$47
Operating income	$309	$329	$641	$596
Operating income as a % of revenue	3.5%	3.8%	3.7%	3.5%

Selected Online Revenue Data
Total online revenue	$1,417	$1,208	$2,725	$2,350
Online revenue as a % of total segment revenue	16.1%	14.0%	15.7%	13.8%
Comparable online sales growth(1)	17.3%	10.1%	16.0%	11.0%

(1)Comparable online sales are included in the comparable sales calculation.

The increases in revenue in the second quarter and first six months of fiscal 2020 were primarily driven by the comparable sales growth of 1.9% and 1.6%, respectively, and revenue from GreatCall, which was acquired in the third quarter of fiscal 2019. These increases were partially offset by the losses of revenue from store closures. Online revenue of $1.4 billion and $2.7 billion in the second quarter and first six months of fiscal 2020, respectively, increased 17.3% and 16.0%, respectively, on a comparable basis, primarily due to higher average order values and increased traffic.

The following table reconciles the number of Domestic stores open at the beginning and end of the second quarters of fiscal 2020 and fiscal 2019:

	Fiscal 2020				Fiscal 2019
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	995	-	-	995	1,007	-	-	1,007
Best Buy Mobile stand-alone	-	-	-	-	105	-	(105)	-
Outlet Centers	10	1	-	11	5	2	-	7
Pacific Sales	21	-	-	21	28	-	-	28
Total Domestic segment stores	1,026	1	-	1,027	1,145	2	(105)	1,042

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S., of which 105 were closed during the second quarter of fiscal 2019. Refer to Note 9, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Computing and Mobile Phones	44%	45%	0.6%	4.2%
Consumer Electronics	32%	32%	1.0%	6.8%
Appliances	13%	12%	14.0%	10.3%
Entertainment	5%	7%	(13.7)%	8.5%
Services	6%	4%	10.7%	6.6%
Total	100%	100%	1.9%	6.0%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•Computing and Mobile Phones: The 0.6% comparable sales gain was primarily driven by tablets and wearables, partially offset by slight declines in computing and mobile phones.

•Consumer Electronics: The 1.0% comparable sales gain was driven primarily by headphones and smart home, partially offset by declines in home theater and digital imaging.

•Appliances: The 14.0% comparable sales gain was driven by both large and small appliances.

•Entertainment: The 13.7% comparable sales decline was driven primarily by gaming and drones, partially offset by gains in virtual reality.

•Services: The 10.7% comparable sales gain was driven primarily by growth in our support business.

Our gross profit rate increased in the second quarter and first six months of fiscal 2020, primarily driven by the higher gross profit rate of GreatCall, partially offset by higher supply chain costs.

Our SG&A rate increased in the second quarter of fiscal 2020, primarily due to GreatCall expenses and higher advertising expenses, partially offset by lower incentive compensation. Our SG&A rate remained flat in the first six months of fiscal 2020, primarily due to sales leverage, as SG&A increased $56 million, primarily due to GreatCall expenses, partially offset by lower incentive compensation.

Restructuring charges for the second quarter and first six months of fiscal 2020 related to our U.S. retail operating model changes. Restructuring charges for the second quarter and first six months of fiscal 2019 related to our Best Buy Mobile stand-alone store closures. Refer to Note 9, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our operating income rate decreased in the second quarter of fiscal 2020, primarily driven by the increase in restructuring charges described above. During the first six months of fiscal 2020, our operating income rate increased primarily driven by the increase in gross profit rate.

International

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Revenue	$715	$740	$1,376	$1,437
Revenue % change	(3.4)%	10.8%	(4.2)%	11.9%
Comparable sales % change	(1.9)%	7.6%	(1.6)%	7.0%
Gross profit	$170	$171	$330	$334
Gross profit as a % of revenue	23.8%	23.1%	24.0%	23.2%
SG&A	$166	$165	$324	$330
SG&A as a % of revenue	23.2%	22.3%	23.5%	23.0%
Operating income	$4	$6	$6	$4
Operating income as a % of revenue	0.6%	0.8%	0.4%	0.3%

The decrease in revenue in the second quarter of fiscal 2020 was primarily driven by the comparable sales decline of 1.9% and the negative impact of foreign currency exchange rate fluctuations, both primarily related to our Canadian operations. The decrease in revenue in the first six months of fiscal 2020 was primarily driven by the negative impact of foreign currency exchange rate fluctuations and the comparable sales decline of 1.6%, both primarily related to our Canadian operations.

The following table reconciles the number of International stores open at the beginning and end of the second quarters of fiscal 2020 and fiscal 2019:

	Fiscal 2020				Fiscal 2019
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Best Buy	132	-	-	132	134	-	-	134
Best Buy Mobile	44	-	(1)	43	49	-	-	49
Mexico
Best Buy	29	1	-	30	26	2	-	28
Best Buy Express	9	-	-	9	6	-	-	6
Total International segment stores	214	1	(1)	214	215	2	-	217

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Computing and Mobile Phones	43%	45%	(4.4)%	4.5%
Consumer Electronics	32%	29%	1.0%	0.3%
Appliances	12%	12%	11.5%	35.7%
Entertainment	5%	6%	(20.1)%	14.3%
Services	6%	6%	4.6%	11.3%
Other	2%	2%	(24.0)%	51.4%
Total	100%	100%	(1.9)%	7.6%

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•Computing and Mobile Phones: The 4.4% comparable sales decline was driven primarily by mobile phones and computing, partially offset by gains in tablets.

•Consumer Electronics: The 1.0% comparable sales gain was driven primarily by headphones and health and fitness, partially offset by declines in digital imaging and home theater.

•Appliances: The 11.5% comparable sales gain was driven by both large and small appliances.

•Entertainment: The 20.1% comparable sales decline was driven primarily by gaming and drones, partially offset by gains in virtual reality.

•Services: The 4.6% comparable sales gain was driven primarily by warranty revenue.

•Other: The 24.0% comparable sales decline was driven primarily by baby products.

Our gross profit rate increased in the second quarter and first six months of fiscal 2020, primarily due to Canada from increased revenue in the higher margin services category.

Our SG&A rate increased in the second quarter of fiscal 2020, primarily due to sales leverage as SG&A remained relatively flat. During the first six months of fiscal 2020, our SG&A rate increased primarily due to sales leverage, as SG&A decreased $6 million due to the favorable impact of foreign currency exchange rates related to Canada.

Our operating income rate decreased in the second quarter of fiscal 2020, primarily driven by a higher SG&A rate, partially offset by a higher gross profit rate, described above. During the first six months of fiscal 2020, our operating income rate increased, primarily driven by a higher gross profit rate, partially offset by a higher SG&A rate described above.

Consolidated Non-GAAP Financial Measures

The following table reconciles consolidated operating income, effective tax rate and diluted EPS for the periods presented (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating income	$313	$335	$647	$600
Restructuring charges(1)	48	17	48	47
Intangible asset amortization(2)	18	-	35	-
Acquisition-related transaction costs(2)	3	-	3	-
Tax reform related item - employee bonus(3)	-	-	-	7
Non-GAAP operating income	$382	$352	$733	$654

Effective tax rate	22.3%	25.7%	21.0%	22.8%
Restructuring charges(1)	0.4%	(0.3)%	0.3%	0.1%
Intangible asset amortization(2)	0.1%	-%	0.2%	-%
Non-GAAP effective tax rate	22.8%	25.4%	21.5%	22.9%

Diluted EPS	$0.89	$0.86	$1.86	$1.58
Restructuring charges(1)	0.18	0.06	0.18	0.17
Intangible asset amortization(2)	0.06	-	0.13	-
Acquisition-related transaction costs(2)	0.01	-	0.01	-
Tax reform related item - employee bonus(3)	-	-	-	0.02
Tax impact of non-GAAP adjustments(4)	(0.06)	(0.01)	(0.08)	(0.05)
Non-GAAP diluted EPS	$1.08	$0.91	$2.10	$1.72

(1)Represents charges associated with U.S. retail operating model changes and the closure of Best Buy Mobile stand-alone stores in the U.S. Refer to Note 9, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

(2)Represents charges associated with the acquisitions of GreatCall and CST, including (1) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and developed technology, and (2) acquisition-related transaction costs primarily comprised of professional fees. Refer to Note 2, Acquisition, and Note 5, Goodwill and Intangible Assets, in the Notes to Condensed Consolidated Financial Statements for additional information.

(3)Represents final adjustments for amounts paid and associated taxes related to a one-time bonus for certain employees announced in response to future tax savings created by the Tax Cuts and Jobs Act of 2017 enacted into law in the fourth quarter of fiscal 2018.

(4)The non-GAAP adjustments relate primarily to adjustments in the U.S. As such, the income tax charge is calculated using the statutory tax rate for the U.S. of 24.5% for all periods presented.

Non-GAAP operating income increased in the second quarter and first six months of fiscal 2020, primarily driven by a decrease in SG&A from lower incentive compensation.

Our non-GAAP effective tax rate decreased in the second quarter and first six months of fiscal 2020, primarily due to increased tax benefits related to stock-based compensation and the resolution of discrete matters.

Non-GAAP diluted EPS increased in the second quarter and first six months of fiscal 2020, primarily driven by the increase in non-GAAP operating income and lower diluted weighted-average common shares outstanding from share repurchases. Refer to the Share Repurchases and Dividends section below for additional information.

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

Cash, cash equivalents and short-term investments were as follows ($ in millions):

	August 3, 2019	February 2, 2019	August 4, 2018
Cash and cash equivalents	$1,289	$1,980	$1,865
Short-term investments	320	-	465
Total cash, cash equivalents and short-term investments	$1,609	$1,980	$2,330

The decrease in total cash, cash equivalents and short-term investments from February 2, 2019, was primarily due to share repurchases and the acquisition of CST. The decrease from August 4, 2018, was primarily due to share repurchases and the acquisitions of GreatCall and CST.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	Six Months Ended
	August 3, 2019	August 4, 2018
Total cash provided by (used in):
Operating activities	$625	$1,108
Investing activities	(828)	1,200
Financing activities	(576)	(1,524)
Effect of exchange rate changes on cash	(1)	(16)
Increase (decrease) in cash, cash equivalents and restricted cash	$(780)	$768

Operating Activities

The decrease in cash provided by operating activities in fiscal 2020 was primarily due to changes in working capital which were primarily due to timing of receipts and payments on inventory, income taxes and collections of receivables. This was partially offset by lower incentive compensation payments due to a special one-time incentive payment in fiscal 2019 and the timing of indirect tax payments.

Investing Activities

The decrease in cash provided by investing activities in fiscal 2020 was primarily due to decreases in sales of investments and the acquisition of CST.

Financing Activities

The decrease in cash used in financing activities was primarily due to the repayment in fiscal 2019 of our $500 million principal amount of notes due August 1, 2018, and a decrease in shares repurchased during fiscal 2020.

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

Our ability to access the facility is subject to our compliance with its terms and conditions, including financial covenants. The financial covenants require us to maintain certain financial ratios. At August 3, 2019, we were in compliance with all financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facility as well.

Our credit ratings and outlook as of September 4, 2019, are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for workers’ compensation and general liability insurance claims. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $115 million, $204 million, and $203 million at August 3, 2019, February 2, 2019, and August 4, 2018, respectively. The decrease from prior periods was due to a dividend of excess cash from our wholly-owned insurance captive that manages a portion of our self-insured claims.

Debt and Capital

As of August 3, 2019, we had $650 million principal amount of notes due March 15, 2021, and $500 million principal amount of notes due October 1, 2028, outstanding. Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for further information about our outstanding notes.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors ("Board"). The payment of cash dividends is also subject to customary legal and contractual restrictions. Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment grade credit metrics.

On February 23, 2019, our Board authorized a $3.0 billion share repurchase program. As of August 3, 2019, $2.7 billion of the $3.0 billion share repurchase authorization was available. Between the end of the second quarter of fiscal 2020 on August 3, 2019, and September 4, 2019, we repurchased an incremental 2.2 million shares of our common stock at a cost of $146 million.

Share repurchase activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Total cost of shares repurchased	$230	$375	$336	$774
Average price per share	$69.71	$74.80	$70.04	$73.21
Number of shares repurchased	3.3	5.0	4.8	10.6

Dividend activity was as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Regular quarterly cash dividends per share	$0.50	$0.45	$1.00	$0.90
Cash dividends declared and paid	$133	$125	$267	$253

The increases in cash dividends declared and paid for the second quarter and first six months of fiscal 2020 compared to the same periods in the prior year were the result of increases in the regular quarterly dividend rate, partially offset by fewer shares due to the return of capital to shareholders through share repurchases.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained relatively unchanged at 1.1 as of August 3, 2019, 1.2 as of February 2, 2019, and 1.2 as of August 4, 2018.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings from continuing operations over the trailing twelve months, also remained relatively unchanged at 0.8 as of August 3, 2019, 0.9 as of February 2, 2019, and 0.8 as of August 4, 2018.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our credit facility as of August 3, 2019, which, if drawn upon, would be included as short-term debt on our Condensed Consolidated Balance Sheets.

Other than the changes related to the adoption of the new lease accounting standard as described in Note 4, Leases, in the Notes to Condensed Consolidated Financial Statements, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2019. See our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In the first quarter of fiscal 2020, we adopted new lease accounting guidance, as described in Note 1, Basis of Presentation, and Note 4, Leases, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q. There have been no other significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2019.

New Accounting Pronouncements

For a description of new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: competition (including from multi-channel retailers, e-

commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers), our mix of products and services, our expansion strategies, our focus on services as a strategic priority, our reliance on key vendors and mobile network carriers (including product availability), pricing investments and promotional activity, our ability to attract and retain qualified employees, changes in market compensation rates, risks arising from statutory, regulatory and legal developments (including tax statutes and regulations), macroeconomic pressures in the markets in which we operate (including fluctuations in housing prices, energy markets and jobless rates), conditions in the industries and categories in which we operate, failure to effectively manage our costs, our reliance on our information technology systems, our ability to prevent or effectively respond to a privacy or security breach, our ability to effectively manage strategic ventures, alliances or acquisitions, our dependence on cash flows and net earnings generated during the fourth fiscal quarter, susceptibility of our products to technological advancements, product life cycles and launches, changes in consumer preferences, spending and debt, our ability to provide attractive promotional financing, interruptions and other supply chain issues, catastrophic events, our ability to maintain positive brand perception and recognition, product safety and quality concerns, changes to labor or employment laws or regulations, our ability to effectively manage our real estate portfolio, constraints in the capital markets, changes to our vendor credit terms, changes in our credit ratings, any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S., trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties) and risks arising from our international activities. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

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

As of August 3, 2019, we had $1.6 billion of cash, cash equivalents and short-term investments and $1.2 billion of debt that has been swapped to floating rate, and this net $0.4 billion is exposed to interest rate changes. As of August 3, 2019, a 50 basis-point increase in short-term interest rates would have led to an estimated $2 million reduction in net interest expense, and conversely a 50 basis-point decrease in short-term interest rates would have led to an estimated $2 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecast inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments, which generally have terms of up to 12 months. Refer to Note 6, Derivative Instruments, in the Notes to Condensed Consolidated Financial Statements for additional information regarding these instruments.

Foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as these foreign currencies translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact of $10 million on our revenue and a $0 million impact on our net earnings for the second quarter of fiscal 2020, and a net unfavorable impact of $37 million on our revenue and a $0 million impact on our net earnings for the first six months of fiscal 2020.

Item 4.Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis and otherwise as needed.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 3, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 3, 2019, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended August 3, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For a description of our legal proceedings, see Note 14, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents information regarding our repurchases of common stock during the second quarter of fiscal 2020:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
May 5, 2019 through June 1, 2019	1,014,719	$68.44	1,014,719	$2,825,000
June 2, 2019 through July 6, 2019	1,307,061	$66.99	1,307,061	$2,737,000
July 7, 2019 through August 3, 2019	975,942	$74.67	975,942	$2,664,000
Total	3,297,722	$69.71	3,297,722	$2,664,000

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

Item 6.Exhibits

3.1	Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on May 12, 2009)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)
10.1	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Directors
10.2	Best Buy Co., Inc. Long-Term Incentive Program Award Agreement dated June 11, 2019 between R. Mike Mohan and Best Buy Co., Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2020, filed with the SEC on September 6, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets at August 3, 2019, February 2, 2019, and August 4, 2018, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended August 3, 2019, and August 4, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 3, 2019, and August 4, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2019, and August 4, 2018, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 3, 2019, and August 4, 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2020, filed with the SEC on September 6, 2019, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: September 6, 2019	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: September 6, 2019	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: September 6, 2019	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer