Form 10-Q
period 2019-11-02
BEST BUY CO INC
filed 2019-12-06
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer 	Non-accelerated Filer 

Smaller Reporting Company 	Emerging Growth Company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  No ☒

The registrant had 258,777,447 shares of common stock outstanding as of December 4, 2019.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 2, 2019

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Current assets
Cash and cash equivalents	$1,205	$1,980	$1,228
Short-term investments	-	-	76
Receivables, net	1,056	1,015	921
Merchandise inventories	7,569	5,409	8,168
Other current assets	345	466	508
Total current assets	10,175	8,870	10,901
Property and equipment, net	2,359	2,510	2,525
Operating lease assets	2,751	-	-
Goodwill	982	915	921
Other assets	659	606	653
Total assets	$16,926	$12,901	$15,000

Liabilities and equity
Current liabilities
Accounts payable	$7,232	$5,257	$7,964
Unredeemed gift card liabilities	271	290	281
Deferred revenue	445	446	449
Accrued compensation and related expenses	351	482	349
Accrued liabilities	769	982	844
Current portion of operating lease liabilities	644	-	-
Current portion of long-term debt	14	56	46
Total current liabilities	9,726	7,513	9,933
Long-term liabilities	636	750	775
Long-term operating lease liabilities	2,200	-	-
Long-term debt	1,239	1,332	1,280
Contingencies (Note 14)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 260 million, 266 million, and 272 million shares, respectively	26	27	27
Retained earnings	2,809	2,985	2,685
Accumulated other comprehensive income	290	294	300
Total equity	3,125	3,306	3,012
Total liabilities and equity	$16,926	$12,901	$15,000

NOTE: The Consolidated Balance Sheet as of February 2, 2019, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Revenue	$9,764	$9,590	$28,442	$28,078
Cost of goods sold	7,403	7,266	21,629	21,400
Gross profit	2,361	2,324	6,813	6,678
Selling, general and administrative expenses	1,973	2,002	5,730	5,709
Restructuring charges	(7)	-	41	47
Operating income	395	322	1,042	922
Other income (expense):
Gain on sale of investments	1	12	1	12
Investment income and other	9	11	33	35
Interest expense	(16)	(15)	(50)	(53)
Earnings before income tax expense	389	330	1,026	916
Income tax expense	96	53	230	187
Net earnings	$293	$277	$796	$729

Basic earnings per share	$1.11	$1.01	$2.99	$2.62
Diluted earnings per share	$1.10	$0.99	$2.96	$2.57

Weighted-average common shares outstanding
Basic	263.2	274.3	266.0	278.6
Diluted	265.2	279.3	269.1	283.8

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net earnings	$293	$277	$796	$729
Foreign currency translation adjustments	(4)	4	(4)	(14)
Comprehensive income	$289	$281	$792	$715

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Nine Months Ended
	November 2, 2019	November 3, 2018
Operating activities
Net earnings	$796	$729
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	607	550
Restructuring charges	41	47
Stock-based compensation	109	92
Deferred income taxes	20	15
Other, net	16	(10)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(36)	121
Merchandise inventories	(2,159)	(2,950)
Other assets	(2)	(45)
Accounts payable	1,984	3,085
Other liabilities	(292)	(400)
Income taxes	(147)	(127)
Total cash provided by operating activities	937	1,107

Investing activities
Additions to property and equipment	(586)	(619)
Purchases of investments	(319)	-
Sales of investments	322	1,970
Acquisitions, net of cash acquired	(145)	(792)
Other, net	1	15
Total cash provided by (used in) investing activities	(727)	574

Financing activities
Repurchase of common stock	(696)	(1,144)
Issuance of common stock	45	37
Dividends paid	(398)	(376)
Borrowings of debt	-	498
Repayments of debt	(11)	(535)
Other, net	-	(6)
Total cash used in financing activities	(1,060)	(1,526)
Effect of exchange rate changes on cash	(2)	(16)
Increase (decrease) in cash, cash equivalents and restricted cash	(852)	139
Cash, cash equivalents and restricted cash at beginning of period	2,184	1,300
Cash, cash equivalents and restricted cash at end of period	$1,332	$1,439

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at August 3, 2019	265	$26	$-	$2,965	$294	$3,285
Net earnings, three months ended November 2, 2019	-	-	-	293	-	293
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	35	-	-	35
Issuance of common stock	-	-	18	-	-	18
Common stock dividends, $0.50 per share	-	-	2	(133)	-	(131)
Repurchase of common stock	(5)	-	(55)	(316)	-	(371)
Balances at November 2, 2019	260	$26	$-	$2,809	$290	$3,125

Balances at February 2, 2019	266	$27	$-	$2,985	$294	$3,306
Adoption of ASU 2016-02	-	-	-	(22)	-	(22)
Net earnings, nine months ended November 2, 2019	-	-	-	796	-	796
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	109	-	-	109
Issuance of common stock	4	-	45	-	-	45
Common stock dividends, $1.50 per share	-	-	6	(404)	-	(398)
Repurchase of common stock	(10)	(1)	(160)	(546)	-	(707)
Balances at November 2, 2019	260	$26	$-	$2,809	$290	$3,125

Balances at August 2, 2018	276	$27	$-	$2,863	$296	$3,186
Net earnings, three months ended November 3, 2018	-	-	-	277	-	277
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	-	4	4
Stock-based compensation	-	-	29	-	-	29
Issuance of common stock	-	-	8	-	-	8
Common stock dividends, $0.45 per share	-	-	1	(124)	-	(123)
Repurchase of common stock	(4)	-	(38)	(331)	-	(369)
Balances at November 3, 2018	272	$27	$-	$2,685	$300	$3,012

Balances at February 3, 2018	283	$28	$-	$3,270	$314	$3,612
Adoption of ASU 2014-09	-	-	-	73	-	73
Net earnings, nine months ended November 3, 2018	-	-	-	729	-	729
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(14)	(14)
Stock-based compensation	-	-	92	-	-	92
Issuance of common stock	4	-	37	-	-	37
Common stock dividends, $1.35 per share	-	-	5	(379)	-	(374)
Repurchase of common stock	(15)	(1)	(134)	(1,008)	-	(1,143)
Balances at November 3, 2018	272	$27	$-	$2,685	$300	$3,012

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. The first nine months of fiscal 2020 and fiscal 2019 included 39 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 2, 2019, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for the reported periods.

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

In the first quarter of fiscal 2020, we adopted ASU 2016-02 using the “Comparatives Under 840 Option” approach to transition. Under this method, financial information related to periods prior to adoption were as originally reported under the previous standard – ASC 840, Leases. The effects of adopting the new standard (ASC 842, Leases) in fiscal 2020 were recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal first quarter. We elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification as operating or capital leases. We also elected to combine lease and non-lease components and to exclude short-term leases from our consolidated balance sheets. We did not elect the hindsight practical expedient in determining the lease term for existing leases as of February 3, 2019.

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

Total Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows was as follows ($ in millions):

	November 2, 2019	November 3, 2018
Cash and cash equivalents	$1,205	$1,228
Restricted cash included in Other current assets	127	211
Total cash, cash equivalents and restricted cash	$1,332	$1,439

Amounts included in restricted cash are pledged as collateral or restricted to use for workers’ compensation and general liability insurance claims.

2. Acquisitions

Critical Signal Technologies, Inc.

On May 9, 2019, we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”), a health services company, for net cash consideration of $125 million. The acquisition of CST is aligned with our strategy to address health and wellness with a focus on aging seniors and how technology can help them live longer in their homes.

The acquisition was accounted for using the acquisition method of accounting for business combinations. Accordingly, the cost was allocated to the underlying net assets based on their respective fair values, and the excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. The purchase price allocation for the assets acquired and liabilities assumed is substantially complete, but may be subject to immaterial changes. The acquired assets were primarily comprised of $83 million of customer relationships (amortized over 15 years) recorded within Other assets on our Condensed Consolidated Balance Sheets. Goodwill of $50 million was recorded and assigned to our Health (previously referred to as GreatCall) reporting unit and is not expected to be deductible for income tax purposes. We recorded $3 million of transaction costs related to the acquisition within Selling, general and administrative (“SG&A”) expenses on our Condensed Consolidated Statements of Earnings during the second quarter of fiscal 2020. Results of operations from the date of acquisition were included within our Health (previously referred to as GreatCall) operating segment, Domestic reportable segment and Services revenue category. The acquisition of CST is not material to the results of our operations.

BioSensics, LLC

On August 7, 2019, we acquired the predictive healthcare technology business of BioSensics, LLC (“BioSensics”) for net cash consideration of $20 million, primarily comprised of $19 million of goodwill and $4 million of definite-lived technology (amortized over 3 years). Goodwill, which was assigned to our Domestic reporting unit, is deductible for tax purposes. The acquisition currently supports our health strategy and is included in our Domestic operating and reportable segments. The transaction was accounted for as a business combination and is not material to the results of our operations.

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

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

	Fair Value	Fair Value at
	Hierarchy	November 2, 2019	February 2, 2019	November 3, 2018
Assets
Cash and cash equivalents:
Money market funds	Level 1	$21	$98	$126
Time deposits	Level 2	85	300	-
Short-term investments:
Time deposits	Level 2	-	-	76
Other current assets:
Money market funds	Level 1	20	82	72
Time deposits	Level 2	100	101	100
Foreign currency derivative instruments	Level 2	-	-	1
Other assets:
Marketable securities that fund deferred compensation	Level 1	47	44	100
Interest rate swap derivative instruments	Level 2	70	26	-

Liabilities
Long-term liabilities:
Interest rate swap derivative instruments	Level 2	-	1	22

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

Fair value remeasurements of property and equipment and operating lease assets were as follows ($ in millions):

	Impairments				Remaining
	Three Months Ended		Nine Months Ended		Net Carrying Value(1)
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Property and equipment (non-restructuring)	$9	$3	$19	$8	$-	$-
Operating lease assets(2)	1	-	2	-	-	-
Total	$10	$3	$21	$8	$-	$-

(1)Remaining net carrying value of assets impaired during the three months ended November 2, 2019, and November 3, 2018, approximates fair value as of November 2, 2019, and November 3, 2018.

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

Supplemental balance sheet information related to our leases was as follows ($ in millions):

	Balance Sheet Location	November 2, 2019
Assets
Operating leases	Operating lease assets	$2,751
Finance leases	Property and equipment, net(1)	36
Total lease assets		$2,787
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$644
Finance leases	Current portion of long-term debt	14
Non-current:
Operating leases	Long-term operating lease liabilities	2,200
Finance leases	Long-term debt	25
Total lease liabilities		$2,883

(1)Finance leases are recorded net of accumulated depreciation of $51 million.

Components of our total lease cost were as follows ($ in millions):

		Three Months Ended	Nine Months Ended
	Statement of Earnings Location	November 2, 2019	November 2, 2019
Operating lease cost(1)	Cost of goods sold and SG&A(2)	$196	$585
Finance lease cost:
Depreciation of lease assets	Cost of goods sold and SG&A(2)	3	10
Interest on lease liabilities	Interest expense	-	1
Variable lease cost	Cost of goods sold and SG&A(2)	66	201
Sublease income	SG&A	(3)	(12)
Total lease cost		$262	$785

(1)Includes short-term leases, which are immaterial.

(2)Supply chain-related amounts are included in Cost of goods sold.

Other information related to our leases was as follows ($ in millions):

	Three Months Ended	Nine Months Ended
	November 2, 2019	November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$204	$608
Operating cash flows from finance leases	-	1
Financing cash flows from finance leases	3	11
Lease assets obtained in exchange for new lease liabilities:
Operating leases	157	551
Finance leases	4	8

		November 2, 2019
Weighted average remaining lease term:
Operating leases		5.4 years
Finance leases		5.2 years
Weighted average discount rate:
Operating leases		3.4%
Finance leases		4.2%

Future lease payments under our non-cancellable leases as of November 2, 2019, were as follows ($ in millions):

	Operating Leases(1)	Finance Leases(1)
Remainder of fiscal 2020	$139	$4
Fiscal 2021	777	14
Fiscal 2022	646	10
Fiscal 2023	494	6
Fiscal 2024	369	3
Fiscal 2025	260	2
Thereafter	440	5
Total future undiscounted lease payments	3,125	44
Less imputed interest	281	5
Total reported lease liability	$2,844	$39

(1)Lease payments exclude $19 million of legally binding fixed costs for leases signed but not yet commenced, primarily related to operating leases.

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

5. Goodwill and Intangible Assets

Goodwill

Balances related to goodwill were as follows ($ in millions):

	November 2, 2019		February 2, 2019		November 3, 2018
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Goodwill	$1,657	$(675)	$1,590	$(675)	$1,596	$(675)

Indefinite-Lived Intangible Assets

We have indefinite-lived intangible assets primarily related to our Pacific Sales tradename which are recorded within Other assets on our Condensed Consolidated Balance Sheets. The carrying value of indefinite-lived intangible assets was $18 million as of November 2, 2019, February 2, 2019, and November 3, 2018.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Condensed Consolidated Balance Sheets. Balances of our definite-lived intangible assets were as follows ($ in millions):

	November 2, 2019		February 2, 2019		November 3, 2018		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of November 2, 2019 (in years)
Customer relationships	$341	$56	$258	$16	$258	$4	7.3
Tradename	63	9	63	3	61	1	6.9
Developed technology	56	11	52	4	52	1	3.8
Total	$460	$76	$373	$23	$371	$6	6.8

We recorded $18 million and $53 million of aggregate amortization expense related to definite-lived intangible assets during the three and nine months ended November 2, 2019, respectively, and $6 million for both the three and nine months ended November 3, 2018. Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2020	$19
Fiscal 2021	74
Fiscal 2022	74
Fiscal 2023	74
Fiscal 2024	54
Fiscal 2025	16
Thereafter	73

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

Summary of Derivative Balances

Gross fair values of our outstanding derivative instruments and the corresponding classifications were as follows ($ in millions):

		Assets
Contract Type	Balance Sheet Location	November 2, 2019	February 2, 2019	November 3, 2018
Derivatives designated as net investment hedges	Other current assets	$-	$-	$1
Derivatives designated as interest rate swaps	Other assets	70	26	-
Total		$70	$26	$1

		Liabilities
Contract Type	Balance Sheet Location	November 2, 2019	February 2, 2019	November 3, 2018
Derivatives designated as interest rate swaps	Long-term liabilities	$-	$1	$22

Effects of derivative instruments on other comprehensive income ("OCI") were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
Derivatives designated as net investment hedges	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Pre-tax gain recognized in OCI	$-	$2	$-	$21

Effects of derivatives not designated as hedging instruments on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain Recognized		Gain Recognized
		Three Months Ended		Nine Months Ended
Contract Type	Statement of Earnings Location	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
No hedge designation (foreign exchange contracts)	SG&A	$-	$-	$-	$2

Effects of interest rate derivatives and adjustments to the carrying value of long-term debt on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized		Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
Contract Type	Statement of Earnings Location	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Interest rate swap contracts	Interest expense	$(8)	$(15)	$45	$(16)
Adjustments to carrying value of long-term debt	Interest expense	8	15	(45)	16
Total		$-	$-	$-	$-

Notional amounts of our derivative instruments were as follows ($ in millions):

	Notional Amount
Contract Type	November 2, 2019	February 2, 2019	November 3, 2018
Derivatives designated as net investment hedges	$30	$15	$16
Derivatives designated as interest rate swaps	1,150	1,150	1,150
No hedge designation (foreign exchange contracts)	62	9	67
Total	$1,242	$1,174	$1,233

7. Debt

Short-Term Debt

We have a $1.25 billion five year senior unsecured revolving credit facility agreement with a syndicate of banks. The agreement permits borrowings of up to $1.25 billion and expires in April 2023. There were no borrowings outstanding as of November 2, 2019, February 2, 2019, or November 3, 2018.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	November 2, 2019	February 2, 2019	November 3, 2018
Notes, 5.50%, due March 15, 2021	$650	$650	$650
Notes, 4.45%, due October 1, 2028	500	500	500
Interest rate swap valuation adjustments	70	25	(22)
Subtotal	1,220	1,175	1,128
Debt discounts and issuance costs	(6)	(7)	(8)
Financing lease obligations (1)	-	181	189
Capital lease obligations (1)	-	39	17
Finance lease obligations (1)	39	-	-
Total long-term debt	1,253	1,388	1,326
Less current portion	14	56	46
Total long-term debt, less current portion	$1,239	$1,332	$1,280

(1)See Note 4, Leases, for additional information regarding our lease obligations.

The fair value of total long-term debt, excluding debt discounts and issuance costs and lease obligations, approximated $1,288 million, $1,178 million, and $1,133 million as of November 2, 2019, February 2, 2019, and November 3, 2018, respectively, based primarily on market prices quoted from external sources, compared with carrying values of $1,220 million, $1,175 million, and $1,128 million, respectively. If long-term debt were measured at fair value in the financial statements, it would be classified primarily as Level 2 in the fair value hierarchy.

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

Information about our contracts with customers, which reflects the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied, was as follows ($ in millions):

	November 2, 2019	February 2, 2019	November 3, 2018
Receivables, net(1)	$591	$565	$588
Short-term contract liabilities included in:
Unredeemed gift cards	271	290	281
Deferred revenue	445	446	449
Accrued liabilities	145	146	149
Long-term contract liabilities included in:
Long-term liabilities	9	11	12

(1)Receivables are recorded net of allowances for doubtful accounts of $13 million, $13 million, and $15 million as of November 2, 2019, February 2, 2019, and November 3, 2018, respectively.

During the first nine months of fiscal 2020 and 2019, $762 million and $729 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods. No revenue was recognized from performance obligations satisfied in previous periods.

Revenue from our contract liabilities expected to be recognized in future periods if performance of the contract is expected to have a duration of more than one year is as follows ($ in millions):

November 2, 2019(1)
Remainder of fiscal 2020	$3
Fiscal 2021	8
Fiscal 2022	4
Fiscal 2023	1
Thereafter	-

(1)Amounts exclude unsatisfied performance obligations from contract liability balances with a duration of one year or less. The estimated transaction price revenue disclosed above also does not include amounts of variable consideration attributable to contracts where the consideration is constrained at November 2, 2019.

See Note 13, Segments, for a disaggregation of revenue by reportable segment and product category, which represents how our chief operating decision maker reviews information internally to evaluate our financial performance and to make resource allocation and other decisions for the enterprise.

9. Restructuring Charges

Restructuring charges incurred in the third quarter and first nine months of fiscal 2020 were $(7) million and $41 million, respectively, related to U.S. retail operating model changes. Restructuring charges incurred in the third quarter and first nine months of fiscal 2019 were $0 million and $47 million, respectively, related to Best Buy Mobile.

U.S. Retail Operating Model

In the second quarter of fiscal 2020, we made changes primarily related to our U.S. retail operating model to increase organization effectiveness and create a more seamless customer experience across all channels. All charges incurred relate to termination benefits from continuing operations and are presented in Restructuring charges on our Condensed Consolidated Statements of Earnings.

The following table summarizes our restructuring accrual activity during the first nine months of fiscal 2020 ($ in millions):

Termination Benefits
Balance at February 2, 2019	$-
Charges	48
Cash payments	(23)
Adjustments(1)	(7)
Balance at November 2, 2019	$18

(1)Adjustments are related to higher-than-expected employee retention, and therefore lower severance expenses.

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

Restructuring charges incurred were as follows ($ in millions):

	Three Months Ended November 3, 2018	Nine Months Ended November 3, 2018	Cumulative Amount as of November 2, 2019
Property and equipment impairments	$-	$-	$1
Termination benefits	-	(2)	6
Facility closure and other costs	-	49	49
Total restructuring charges	$-	$47	$56

The following table summarizes our restructuring accrual activity during the first nine months of fiscal 2019 ($ in millions):

	Termination Benefits	Facility Closures and Other Costs	Total
Balances at February 3, 2018	$8	$-	$8
Charges	1	49	50
Cash payments	(6)	(48)	(54)
Adjustments(1)	(3)	-	(3)
Balances at November 3, 2018	$-	$1	$1

(1)Adjustments represent changes in retention assumptions.

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator
Net earnings	$293	$277	$796	$729

Denominator
Weighted-average common shares outstanding	263.2	274.3	266.0	278.6
Dilutive effect of stock compensation plan awards	2.0	5.0	3.1	5.2
Weighted-average common shares outstanding, assuming dilution	265.2	279.3	269.1	283.8

Potential shares which were anti-dilutive and excluded from weighted-average share computations	1.1	0.1	0.9	0.1

Basic earnings per share	$1.11	$1.01	$2.99	$2.62
Diluted earnings per share	$1.10	$0.99	$2.96	$2.57

11. Repurchase of Common Stock

On February 23, 2019, our Board of Directors ("Board") authorized a $3.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization.

Information regarding the shares we repurchased was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Total cost of shares repurchased	$371	$369	$707	$1,143
Average price per share	$67.28	$76.04	$68.56	$74.10
Number of shares repurchased	5.5	4.8	10.3	15.4

As of November 2, 2019, $2.3 billion of the $3.0 billion share repurchase authorization was available. Between the end of the third quarter of fiscal 2020 on November 2, 2019, and December 4, 2019, we repurchased an incremental 1.4 million shares of our common stock at a cost of $108 million.

12. Comprehensive Income

Changes in accumulated other comprehensive income, net of tax were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Foreign currency translation adjustments	$(4)	$4	$(4)	$(14)

See Note 6, Derivative Instruments, for information on gains and losses on our net investment hedges, which are included in foreign currency translation adjustments. Foreign currency translation adjustments do not include a provision for income tax expense when earnings from foreign operations are considered to be indefinitely reinvested outside the U.S. Refer to Note 11, Income Taxes, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information.

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

We aggregate our Domestic and Health (previously referred to as GreatCall) operating segments into one Domestic reportable segment. We also aggregate our Canada and Mexico businesses into one International operating segment, which represents the International reportable segment. The accounting policies of the segments are the same.

Revenue by reportable segment and product category was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Revenue by reportable segment
Domestic	$8,964	$8,756	$26,266	$25,807
International	800	834	2,176	2,271
Total revenue	$9,764	$9,590	$28,442	$28,078

Revenue by product category (1)
Domestic
Computing and Mobile Phones	$4,238	$4,125	$12,006	$11,947
Consumer Electronics	2,659	2,665	8,101	8,091
Appliances	1,071	964	3,170	2,860
Entertainment	441	558	1,353	1,617
Services	519	409	1,526	1,185
Other	36	35	110	107
Total Domestic revenue	$8,964	$8,756	$26,266	$25,807
International
Computing and Mobile Phones	$407	$425	$1,020	$1,092
Consumer Electronics	229	221	663	644
Appliances	67	69	209	215
Entertainment	37	55	109	140
Services	50	46	138	127
Other	10	18	37	53
Total International revenue	$800	$834	$2,176	$2,271

(1)Refer to our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information regarding the key components of each revenue category.

Operating income by reportable segment and the reconciliation to earnings before income tax expense was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Domestic	$388	$315	$1,029	$911
International	7	7	13	11
Total operating income	395	322	1,042	922
Other income (expense):
Gain on sale of investments	1	12	1	12
Investment income and other	9	11	33	35
Interest expense	(16)	(15)	(50)	(53)
Earnings before income tax expense	$389	$330	$1,026	$916

Assets by reportable segment were as follows ($ in millions):

	November 2, 2019	February 2, 2019	November 3, 2018
Domestic	$15,442	$11,908	$13,812
International	1,484	993	1,188
Total assets	$16,926	$12,901	$15,000

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

Overview

Our purpose is to enrich the lives of consumers through technology, whether they connect with us online, visit our stores or invite us into their homes. We have operations in the U.S., Canada and Mexico. We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S. The International segment is comprised of all operations in Canada and Mexico.

Our fiscal year ends on the Saturday nearest the end of January. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico.

Comparable Sales

Throughout this MD&A, we refer to comparable sales. In the first quarter of fiscal 2020, we refined our methodology for calculating comparable sales. It now reflects certain revenue streams previously excluded from the comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. The impact of adopting these changes is immaterial to all periods presented, and therefore prior-period comparable sales disclosures have not been restated. Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. The calculation of comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). On October 1, 2018, we acquired all outstanding shares of GreatCall, Inc. (“GreatCall”) and on May 9, 2019, we acquired all outstanding shares of Critical Signal Technologies, Inc. (“CST”). Consistent with our comparable sales policy, the results of GreatCall and CST are excluded from our comparable sales calculation for the periods presented. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

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

Business Strategy Update

In the third quarter of fiscal 2020, we generated $9.8 billion in revenue and grew our Enterprise comparable sales by 1.7%, which is on top of 4.3% comparable sales growth in the third quarter of fiscal 2019. Our GAAP operating income rate increased by 60 basis points and our non-GAAP operating income rate increased by 70 basis points, both compared to the third quarter of fiscal 2019. We recorded GAAP diluted EPS of $1.10 and non-GAAP diluted EPS of $1.13, increases of 11% and 22% compared to the third quarter of fiscal 2019, respectively. Refer to the Consolidated Non-GAAP Financial Measures section below for a detailed reconciliation of items that impacted our non-GAAP operating income and non-GAAP diluted EPS. We also returned $499 million to our shareholders in the third quarter of fiscal 2020, and $1.1 billion year-to-date, through share repurchases and dividends.

We continue to make progress on our Building the New Blue strategy and our purpose to enrich lives through technology. Our strategy is to leverage our unique combination of tech and touch to meet every day human needs and build more and deeper relationships with customers. We believe our strategy will translate into an economic model that delivers results by better serving existing customers, capturing new demand, entering new spaces and building capabilities while maintaining profitability over time.

During the quarter, we completed our third acquisition in support of our health strategy, grew our Total Tech Support membership, added more In-Home Advisors and continued to transform our supply chain to improve our speed of delivery to customers. Earlier this year, we also made strategic changes to our field operations to accelerate growth and to create a more seamless customer experience across all channels including stores, home and online.

In addition to these accomplishments, we continued to drive efficiencies and reduce costs to help fund investments. We have now successfully delivered cost reduction and efficiency targets totaling more than $2 billion over the last seven years. During the third quarter, we made progress against the new target we shared at our Investor Update meeting in September 2019 of $1 billion in cost reductions and efficiencies over the next five years.

Tariffs

We continue to actively address the risks related to increases to current tariff rates and proposed new tariffs on Chinese imports. In May 2019, the U.S. Trade Representative (“USTR”) increased the tariff on List 3 products imported from China from 10% to 25%, effective June 15, 2019, and has further increased this rate to 30%, but the effective date of this increase has not yet been determined. The USTR has also implemented a List 4 tariff of 15% on additional products imported from China. The List 4 tariffs have two effective dates. The first effective date (List 4A) was September 1, 2019, and the most notable affected categories relative to Best Buy on this list are televisions, smart watches and headphones. The second effective date (List 4B) is December 15, 2019, and the most notable affected categories relative to Best Buy on this list are computing, mobile phones and gaming consoles.

Through the third quarter of fiscal 2020, we have been able to minimize the impact of tariffs on our business by accelerating purchases and working with our vendors, some of which are in the process of migrating their manufacturing out of China. While we are taking additional actions to mitigate the impact of tariffs, the uncertainty of ongoing U.S.-China trade negotiations makes it difficult to predict the impact of tariffs on consumers, the financial markets and our business and results of operations. Examples of actions we have taken to mitigate the impact of tariffs include factoring tariffs into our product assortment decisions, promotional and pricing strategies, sourcing changes and other strategies in partnership with our vendors.

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

Consolidated Performance Summary

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Revenue	$9,764	$9,590	$28,442	$28,078
Revenue % increase	1.8%	2.9%	1.3%	4.8%
Comparable sales growth	1.7%	4.3%	1.5%	5.8%
Gross profit	$2,361	$2,324	$6,813	$6,678
Gross profit as a % of revenue(1)	24.2%	24.2%	24.0%	23.8%
SG&A	$1,973	$2,002	$5,730	$5,709
SG&A as a % of revenue(1)	20.2%	20.9%	20.1%	20.3%
Restructuring charges	$(7)	$-	$41	$47
Operating income	$395	$322	$1,042	$922
Operating income as a % of revenue	4.0%	3.4%	3.7%	3.3%
Net earnings	$293	$277	$796	$729
Diluted earnings per share	$1.10	$0.99	$2.96	$2.57

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

Gross profit rate, SG&A rate and operating income rate changes in the third quarter and first nine months of fiscal 2020 were primarily driven by our Domestic segment. For further discussion of each segment's rate changes, see the Segment Performance Summary below.

Income Tax Expense

Income tax expense increased to $96 million in the third quarter of fiscal 2020, compared to $53 million in the third quarter of fiscal 2019. Our effective income tax rate (“ETR”) in the third quarter of fiscal 2020 was 24.8% compared to a rate of 16.1% in the third quarter of fiscal 2019. The increases in tax expense and the ETR are primarily due to the impact of adjustments made in the third quarter of fiscal 2019 to the provisional expense recorded during the fourth quarter of fiscal 2018 related to the deemed repatriation tax and the revaluation of deferred tax assets in connection with the Tax Cuts and Jobs Act (“Tax Act”), as well as an increase in pre-tax earnings in the current year period.

Income tax expense increased to $230 million in the first nine months of fiscal 2020, compared to $187 million in the prior year period. Our ETR in the first nine months of fiscal 2020 was 22.5% compared to a rate of 20.4% in the first nine months of fiscal 2019. The increases in tax expense and the ETR are primarily due to the impact of the Tax Act recorded in the prior year period described above, as well as an increase in pre-tax earnings in the current year period, partially offset by increased tax benefits related to stock-based compensation in the current year period.

Our tax provision for interim periods is determined using an estimate of our annual ETR, adjusted for discrete items, if any, that are taken into account in the relevant period. We update our estimate of the annual ETR each quarter and we make a cumulative adjustment if our estimated tax rate changes. Our quarterly tax provision and our quarterly estimate of our annual ETR are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, recognition of excess tax benefits or deficiencies related to stock-based compensation, foreign currency gains (losses), changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Our ETR can be more or less volatile based on the amount of pre-tax earnings. For example, the impact of discrete items and non-deductible losses on our ETR is greater when our pre-tax earnings are lower.

Segment Performance Summary

Domestic

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Revenue	$8,964	$8,756	$26,266	$25,807
Revenue % increase	2.4%	3.1%	1.8%	4.6%
Comparable sales growth(1)	2.0%	4.3%	1.8%	5.8%
Gross profit	$2,181	$2,139	$6,303	$6,159
Gross profit as a % of revenue	24.3%	24.4%	24.0%	23.9%
SG&A	$1,800	$1,824	$5,233	$5,201
SG&A as a % of revenue	20.1%	20.8%	19.9%	20.2%
Restructuring charges	$(7)	$-	$41	$47
Operating income	$388	$315	$1,029	$911
Operating income as a % of revenue	4.3%	3.6%	3.9%	3.5%

Selected Online Revenue Data
Total online revenue	$1,397	$1,214	$4,122	$3,565
Online revenue as a % of total segment revenue	15.6%	13.9%	15.7%	13.8%
Comparable online sales growth(1)	15.0%	12.6%	15.6%	11.5%

(1)Comparable online sales are included in the comparable sales calculation.

The increases in revenue in the third quarter and first nine months of fiscal 2020 were primarily driven by the comparable sales growth of 2.0% and 1.8%, respectively, and revenue from GreatCall, which was acquired in the third quarter of fiscal 2019. These increases were partially offset by the loss of revenue from store closures. Online revenue of $1.4 billion and $4.1 billion in the third quarter and first nine months of fiscal 2020, respectively, increased 15.0% and 15.6%, respectively, on a comparable basis, primarily due to higher average order values and increased traffic.

The following table reconciles the number of Domestic stores open at the beginning and end of the third quarters of fiscal 2020 and fiscal 2019:

	Fiscal 2020				Fiscal 2019
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	995	-	(17)	978	1,007	1	(11)	997
Outlet Centers	11	2	-	13	7	-	-	7
Pacific Sales	21	-	-	21	28	-	(1)	27
Total Domestic segment stores	1,027	2	(17)	1,012	1,042	1	(12)	1,031

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Computing and Mobile Phones	47%	47%	3.0%	3.1%
Consumer Electronics	30%	31%	0.0%	3.7%
Appliances	12%	11%	12.5%	8.4%
Entertainment	5%	6%	(20.8)%	12.4%
Services	6%	5%	12.9%	1.9%
Total	100%	100%	2.0%	4.3%

The following is a description of the notable comparable sales changes in our Domestic segment by revenue category:

•Computing and Mobile Phones: The 3.0% comparable sales gain was driven primarily by tablets, computing and mobile phones.

•Consumer Electronics: The comparable sales change was flat driven primarily by gains in headphones, offset by declines in home theater.

•Appliances: The 12.5% comparable sales gain was driven by both large and small appliances.

•Entertainment: The 20.8% comparable sales decline was driven primarily by gaming.

•Services: The 12.9% comparable sales gain was driven primarily by growth in our support business.

Our gross profit rate decreased in the third quarter of fiscal 2020, primarily driven by mix into lower-margin products, partially offset by the higher gross profit rate of GreatCall. During the first nine months of fiscal 2020, our gross profit rate increased, primarily driven by the higher gross profit rate of GreatCall, partially offset by higher supply chain costs.

Our SG&A rate decreased in the third quarter and first nine months of fiscal 2020, primarily driven by lower incentive compensation and strong expense management, partially offset by GreatCall expenses.

Restructuring charges for the third quarter and first nine months of fiscal 2020 related to our U.S. retail operating model changes. Restructuring charges for the first nine months of fiscal 2019 related to our Best Buy Mobile stand-alone store closures. Refer to Note 9, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our operating income rate increased in the third quarter of fiscal 2020, primarily driven by the decrease in SG&A rate described above. During the first nine months of fiscal 2020, our operating income rate increased, primarily driven by the increase in gross profit rate and decrease in SG&A rate described above.

International

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Revenue	$800	$834	$2,176	$2,271
Revenue % change	(4.1)%	0.6%	(4.2)%	7.5%
Comparable sales % change	(1.9)%	3.7%	(1.7)%	5.8%
Gross profit	$180	$185	$510	$519
Gross profit as a % of revenue	22.5%	22.2%	23.4%	22.9%
SG&A	$173	$178	$497	$508
SG&A as a % of revenue	21.6%	21.3%	22.8%	22.4%
Operating income	$7	$7	$13	$11
Operating income as a % of revenue	0.9%	0.8%	0.6%	0.5%

The decreases in revenue in the third quarter and first nine months of fiscal 2020 were primarily driven by the comparable sales declines of 1.9% and 1.7%, respectively, and the negative impact of foreign currency exchange rate fluctuations, both primarily related to our Canadian operations.

The following table reconciles the number of International stores open at the beginning and end of the third quarters of fiscal 2020 and fiscal 2019:

	Fiscal 2020				Fiscal 2019
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Best Buy	132	-	(1)	131	134	-	-	134
Best Buy Mobile	43	-	-	43	49	-	(2)	47
Mexico
Best Buy	30	4	-	34	28	1	-	29
Best Buy Express	9	1	-	10	6	-	-	6
Total International segment stores	214	5	(1)	218	217	1	(2)	216

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Computing and Mobile Phones	51%	51%	(0.3)%	2.0%
Consumer Electronics	29%	26%	1.2%	(0.6)%
Appliances	8%	8%	(1.5)%	11.7%
Entertainment	5%	7%	(31.1)%	10.8%
Services	6%	6%	11.5%	15.0%
Other	1%	2%	(28.2)%	43.8%
Total	100%	100%	(1.9)%	3.7%

The following is a description of the notable comparable sales changes in our International segment by revenue category:

•Computing and Mobile Phones: The 0.3% comparable sales decline was driven primarily by networking, computing and mobile phones, partially offset by gains in tablets.

•Consumer Electronics: The 1.2% comparable sales gain was driven primarily by headphones and health and fitness, partially offset by declines in home theater and digital imaging.

•Appliances: The 1.5% comparable sales decline was driven by large appliances, partially offset by gains in small appliances.

•Entertainment: The 31.1% comparable sales decline was driven primarily by gaming and drones.

•Services: The 11.5% comparable sales gain was driven primarily by repair and warranty services.

•Other: The 28.2% comparable sales decline was driven primarily by baby products and luggage.

Our gross profit rate increased in the third quarter and first nine months of fiscal 2020, primarily due to increased revenue in the higher margin services category in Canada.

Our SG&A rate increased in the third quarter and first nine months of fiscal 2020, primarily due to sales de-leverage, as SG&A decreased $5 million and $11 million, respectively, due to the favorable impact of foreign currency exchange rates related primarily to Canada.

Our operating income rate increased in the third quarter and first nine months of fiscal 2020, primarily driven by higher gross profit rates, partially offset by higher SG&A rates described above.

Consolidated Non-GAAP Financial Measures

The following table reconciles consolidated operating income, effective tax rate and diluted EPS for the periods presented (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Operating income	$395	$322	$1,042	$922
Restructuring charges(1)	(7)	-	41	47
Intangible asset amortization(2)	18	5	53	5
Acquisition-related transaction costs(2)	-	13	3	13
Tax reform related item - employee bonus(3)	-	-	-	7
Non-GAAP operating income	$406	$340	$1,139	$994

Effective tax rate	24.8%	16.1%	22.5%	20.4%
Restructuring charges(1)	(0.1)%	-%	-%	0.1%
Intangible asset amortization(2)	0.1%	(0.3)%	0.1%	-%
Acquisition-related transaction costs(2)	-%	(0.6)%	-%	-%
Tax reform - repatriation tax(3)	-%	5.4%	-%	1.9%
Tax reform - deferred tax rate change(3)	-%	1.5%	-%	0.5%
(Gain) loss on investments, net	-%	0.6%	-%	-%
Non-GAAP effective tax rate	24.8%	22.7%	22.6%	22.9%

Diluted EPS	$1.10	$0.99	$2.96	$2.57
Restructuring charges(1)	(0.03)	-	0.15	0.17
Intangible asset amortization(2)	0.07	0.02	0.20	0.02
Acquisition-related transaction costs(2)	-	0.04	0.01	0.04
Tax reform - repatriation tax(3)	-	(0.06)	-	(0.06)
Tax reform - deferred tax rate change(3)	-	(0.02)	-	(0.02)
Tax reform related item - employee bonus(3)	-	-	-	0.02
(Gain) loss on investments, net	-	(0.04)	-	(0.04)
Tax impact of non-GAAP adjustments(4)	(0.01)	-	(0.09)	(0.05)
Non-GAAP diluted EPS	$1.13	$0.93	$3.23	$2.65

(1)Represents charges associated with U.S. retail operating model changes and the closure of Best Buy Mobile stand-alone stores in the U.S. Refer to Note 9, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

(2)Represents charges associated with acquisitions, including (1) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and developed technology, and (2) acquisition-related transaction costs primarily comprised of professional fees. Refer to Note 2, Acquisitions, and Note 5, Goodwill and Intangible Assets, in the Notes to Condensed Consolidated Financial Statements for additional information.

(3)Represents adjustments to the provisional tax expense recorded in the fourth quarter of fiscal 2018 resulting from the Tax Act, including adjustments associated with a deemed repatriation tax and the revaluation of deferred tax assets and liabilities, as well as adjustments to Tax Act-related items announced in response to future tax savings created by the Tax Act, including a one-time bonus for certain employees.

(4)The non-GAAP adjustments relate primarily to adjustments in the U.S. As such, the income tax charge is calculated using the statutory tax rate for the U.S. of 24.5% for all periods presented.

Non-GAAP operating income increased in the third quarter and first nine months of fiscal 2020, primarily driven by decreases in SG&A from lower incentive compensation and strong expense management.

Our non-GAAP effective tax rate increased in the third quarter of fiscal 2020, primarily due to the resolution of certain discrete tax matters in the prior year period. During the first nine months of fiscal 2020, our non-GAAP effective tax rate decreased primarily due to increased tax benefits related to stock-based compensation in the current year period.

Non-GAAP diluted EPS increased in the third quarter and first nine months of fiscal 2020, primarily driven by increases in non-GAAP operating income and lower diluted weighted-average common shares outstanding from share repurchases. Refer to the Share Repurchases and Dividends section below for additional information.

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

Cash, cash equivalents and short-term investments were as follows ($ in millions):

	November 2, 2019	February 2, 2019	November 3, 2018
Cash and cash equivalents	$1,205	$1,980	$1,228
Short-term investments	-	-	76
Total cash, cash equivalents and short-term investments	$1,205	$1,980	$1,304

The decreases from prior periods were primarily due to share repurchases and acquisitions.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	Nine Months Ended
	November 2, 2019	November 3, 2018
Total cash provided by (used in):
Operating activities	$937	$1,107
Investing activities	(727)	574
Financing activities	(1,060)	(1,526)
Effect of exchange rate changes on cash	(2)	(16)
Increase (decrease) in cash, cash equivalents and restricted cash	$(852)	$139

Operating Activities

The decrease in cash provided by operating activities in fiscal 2020 was primarily due to changes in working capital, which were primarily due to timing of receipts and payments for inventory and collections of receivables. This was partially offset by lower incentive compensation payments due to a special one-time incentive payment in fiscal 2019 and the timing of indirect tax payments.

Investing Activities

The increase in cash used in investing activities in fiscal 2020 was primarily due to decreases in sales and increases in purchases of investments, partially offset by a decrease in cash used to fund acquisitions. Refer to Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements for additional information.

Financing Activities

The decrease in cash used in financing activities in fiscal 2020 was primarily due to a decrease in shares repurchased during fiscal 2020. Refer to Note 11, Repurchase of Common Stock, of the Notes to Condensed Consolidated Financial Statements for additional information.

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

We have a $1.25 billion five year senior unsecured revolving credit facility (the “facility”) with a syndicate of banks that expires in April 2023. Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for additional information. There have been no borrowings under the facility.

Our ability to access the facility is subject to our compliance with its terms and conditions, including financial covenants. The financial covenants require us to maintain certain financial ratios. At November 2, 2019, we were in compliance with all financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our facility as well.

Our credit ratings and outlook as of December 4, 2019, are summarized below. On October 30, 2019, Fitch affirmed its BBB rating and withdrew all future ratings for commercial reasons. On November 20, 2019, Moody’s placed its current rating of Baa1 on Review for Upgrade and changed its outlook to Rating Under Review from Positive.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB	Stable
Moody's	Baa1	Rating Under Review

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for workers’ compensation and general liability insurance claims. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $127 million, $204 million, and $211 million at November 2, 2019, February 2, 2019, and November 3, 2018, respectively. The decreases from prior periods were due to a dividend of excess cash from our wholly-owned insurance captive that manages a portion of our self-insured claims.

Debt and Capital

As of November 2, 2019, we had $650 million principal amount of notes due March 15, 2021, and $500 million principal amount of notes due October 1, 2028, outstanding. Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for further information about our outstanding notes.

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

On February 23, 2019, our Board authorized a $3.0 billion share repurchase program. As of November 2, 2019, $2.3 billion of the $3.0 billion share repurchase authorization was available. Between the end of the third quarter of fiscal 2020 on November 2, 2019, and December 4, 2019, we repurchased an incremental 1.4 million shares of our common stock at a cost of $108 million.

Share repurchase activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Total cost of shares repurchased	$371	$369	$707	$1,143
Average price per share	$67.28	$76.04	$68.56	$74.10
Number of shares repurchased	5.5	4.8	10.3	15.4

Dividend activity was as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Regular quarterly cash dividends per share	$0.50	$0.45	$1.50	$1.35
Cash dividends declared and paid	$131	$123	$398	$376

The increases in cash dividends declared and paid from prior periods were the result of increases in the regular quarterly dividend rate, partially offset by fewer shares due to the return of capital to shareholders through share repurchases.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 as of November 2, 2019, 1.2 as of February 2, 2019, and 1.1 as of November 3, 2018. While the ratio at November 2, 2019, remained relatively unchanged compared to November 3, 2018, the decrease from February 2, 2019, was primarily due to share repurchases and the adoption of new lease accounting guidance in the first quarter of fiscal 2020, which brought additional current liabilities onto the balance sheet. See Note 1, Basis of Presentation, and Note 4, Leases, of the Notes to Condensed Consolidated Financial Statements for additional information.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings from continuing operations over the trailing twelve months, was 0.8 as of November 2, 2019, 0.9 as of February 2, 2019, and 1.2 as of November 3, 2018. While the ratio at November 2, 2019, remained relatively unchanged from February 2, 2019, the decline from November 3, 2018, was primarily due to higher earnings over the past twelve months primarily driven by a decrease in tax expense associated with the Tax Act.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our credit facility as of November 2, 2019, which, if drawn upon, would be included as short-term debt on our Condensed Consolidated Balance Sheets.

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

As of November 2, 2019, we had $1.20 billion of cash and cash equivalents and $1.15 billion of debt that has been swapped to floating rate, and therefore the net balance exposed to interest rate changes is not significant.

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

Foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as these foreign currencies translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact of $13 million and $50 million on our revenue for the third quarter and first nine months of fiscal 2020, respectively. The impact of foreign exchange rate fluctuations on our net earnings for the third quarter and first nine months of fiscal 2020 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 2, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 2, 2019, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended November 2, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For information about our legal proceedings, see Note 14, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents information regarding our repurchases of common stock during the third quarter of fiscal 2020:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
August 4, 2019 through August 31, 2019	1,437,203	$66.13	1,437,203	$2,569,000
September 1, 2019 through October 5, 2019	2,586,686	$66.20	2,586,686	$2,398,000
October 6, 2019 through November 2, 2019	1,489,539	$70.26	1,489,539	$2,293,000
Total	5,513,428	$67.28	5,513,428	$2,293,000

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2020, filed with the SEC on December 6, 2019, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets at November 2, 2019, February 2, 2019, and November 3, 2018, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended November 2, 2019, and November 3, 2018, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 2, 2019, and November 3, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2019, and November 3, 2018, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 2, 2019, and November 3, 2018, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2020, filed with the SEC on December 6, 2019, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: December 6, 2019	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: December 6, 2019	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: December 6, 2019	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer