Form 10-K
period 2020-02-01
BEST BUY CO INC
filed 2020-03-23
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

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

(612) 291-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.10 par value per share	BBY	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer 	Non-accelerated Filer 

Smaller Reporting Company 	Emerging Growth Company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                             Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2019, was approximately $13.9 billion, computed by reference to the price of $68.53 per share, the price at which the common equity was last sold on August 2, 2019, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 18, 2020, the registrant had 256,971,220 shares of its common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to its 2020 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY STATEMENT PURSUANT TO THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), provide a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," “guidance,” "intend," "foresee," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause our future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

BEST BUY FISCAL 2020 FORM 10-K

PART I

Item 1.  Business.

Unless the context otherwise requires, the terms "we," "us" and "our" in this Annual Report on Form 10-K refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Description of Business

We were incorporated in the state of Minnesota in 1966. We are driven by our purpose to enrich lives through technology. We do that by leveraging our combination of tech and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have operations in the U.S., Canada and Mexico.

Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S. under various brand names including Best Buy, Best Buy Business, Best Buy Express, Best Buy Health, CST, Geek Squad, GreatCall, Lively, Magnolia and Pacific Kitchen and Home and the domain names bestbuy.com and greatcall.com. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile and Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx.

On May 9, 2019, we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”), a health services company, and on August 7, 2019, we acquired the predictive healthcare technology business of BioSensics, LLC (“BioSensics”). Additional information on these acquisitions is included in Note 2, Acquisitions, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Operations

Our Domestic and International segments are managed by leadership teams responsible for all areas of the business. Both segments operate a multi-channel platform that allows customers to come to us online, visit our stores or invite us into their homes.

Domestic Segment

Development of merchandise and service offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising and labor deployment across all channels are centrally managed. In addition, support capabilities (for example, human resources, finance and real estate management) are generally performed at our corporate headquarters. We also have field operations that support retail, services and in-home teams from our corporate headquarters and regional locations. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized. All stores generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics.

International Segment

Our Canada and Mexico operations are similar to those in our Domestic segment.

Merchandise and Services

Our Domestic and International segments have offerings in six revenue categories. The key components of each revenue category are as follows:

•Computing and Mobile Phones - computing and peripherals, e-readers, mobile phones (including related mobile network carrier commissions), networking, tablets and wearables (including smartwatches);

•Consumer Electronics - digital imaging, health and fitness, home theater, portable audio (including headphones and portable speakers) and smart home;

•Appliances - large appliances (including dishwashers, laundry, ovens and refrigerators) and small appliances (including blenders, coffee makers and vacuums);

•Entertainment - drones, gaming hardware and software, peripherals, movies, music, toys, virtual reality and other software;

•Services - consultation, delivery, design, installation, memberships, protection plans, repair, set-up, technical support and health-related services; and

•Other - beverages, snacks, sundry items and other product offerings within our International segment (including baby, luggage and sporting goods).

Distribution

Domestic Segment

Customers who purchase products online have the choice to pick up product at a Best Buy store (including curbside pick-up in select stores), at an alternative pick-up location or take delivery direct to their homes. Our ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise is shipped directly from manufacturers to our distribution centers located throughout the U.S. In order to meet release dates for certain products, merchandise may be shipped directly to our stores from suppliers.

International Segment

Our Canada and Mexico distribution models are similar to that of our Domestic segment.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2020, our 20 largest suppliers accounted for approximately 79% of the merchandise we purchased, with five suppliers – Apple, Samsung, Hewlett-Packard, Sony and LG – representing approximately 56% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or that secure any of the key terms of our arrangements.

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

Store Development

We had 1,175 large-format and 56 small-format stores at the end of fiscal 2020 throughout our Domestic and International segments. Our stores are a vital component of our multi-channel strategy and we believe they are an important competitive advantage. We also have vendor store-within-a-store concepts to allow closer vendor partnerships and a higher quality customer experience. We continuously look for opportunities to optimize our store space, renegotiate leases and selectively open or close locations to support our operations.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, Best Buy, Best Buy Express, Best Buy Health, Best Buy Mobile, CST, Dynex, Geek Squad, GreatCall, Insignia, Jitterbug, Lively, Magnolia, Modal, My Best Buy, Pacific Kitchen and Home, Pacific Sales, Platinum, Rocketfish, 5Star and our Yellow Tag logo.

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

Working Capital

We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs, for general corporate purposes and investment and growth opportunities. Our working capital needs typically increase in the months leading up to the holiday shopping season as we purchase inventory in advance of expected sales.

Competition

Our competitors are primarily multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers, vendors and mobile network carriers who offer their products and services directly to customers. We believe our ability to help customers online, in stores and in their homes and to connect technology product and solutions with customer needs provides us key competitive advantages. Some of our competitors have lower cost operating structures and seek to compete for sales primarily on price. We carefully monitor pricing offered by other retailers and service providers, as maintaining price competitiveness is one of our ongoing priorities. In addition, we have price-matching policies that allow customers to request that we match a price offered by certain retail stores and online operators. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us through our global vendor partnerships. We believe our dedicated and knowledgeable people, our integrated online, retail and in-home assets, our broad and curated product assortment, our strong vendor partnerships, our service and support offerings designed to solve real customer needs, our unique ability to showcase technology in distinct store formats and our supply chain are important ways in which we maintain our competitive advantage.

Environmental and Social Matters

Best Buy is an organization built on values-driven leadership and a clear purpose to enrich lives through technology. We strive to be a good corporate citizen in all our interactions with stakeholders, including customers, employees, vendor partners, shareholders, the environment and communities in which we operate.

For our business to succeed, we need to hire and retain the best employees. To accomplish this, we must maintain a supportive and inclusive culture that values everyone’s talents, life experiences and backgrounds and offer compensation and benefits that maintain our competitiveness and reflect our values. We recently added two new benefit offerings: surrogacy assistance and increased adoption expense reimbursement. They were the latest in a suite of expanded benefits, based on employee feedback, that included paid caregiver leave, paid time off for part-time employees and expanded mental health resources.

Best Buy has also continued to publicly show commitment to equality and non-discrimination. We joined the Human Rights Campaign and 160 leading U.S. companies to support the Equality Act, federal legislation that would add protections for lesbian, gay, bisexual, transgender and queer (LGBTQ) people to U.S. civil rights laws. We also signed an amicus brief with the U.S. Supreme Court to show support for Deferred Action for Childhood Arrivals (DACA) recipients.

We are committed to supporting teens from underserved communities as they build brighter futures through technology, training and mentorship. The primary way we do this is through our network of Best Buy Teen Tech Centers. The centers are safe, after-school learning spaces equipped with cutting-edge technology where youth learn new tech skills, stay on track with school, gain exposure to new career possibilities and benefit from positive adult and peer relationships. We had 33 Teen Tech Centers operating at the end of fiscal 2020 and plan to have at least 60 operating over the next few years.

Minimizing carbon emissions in our operations is a priority at Best Buy. We have achieved significant progress toward our carbon-reduction goal of 75 percent by 2030 (over a 2009 baseline), from both operational reductions and renewable sourcing. In fiscal 2020, we made an investment in partnership with U.S. Bank and X-Elio to build a solar field that is expected to produce 174,000 MWh of clean electricity per year.

We also set a new goal to help our customers cut carbon emissions by 20 percent by 2030 through purchasing ENERGY STAR® certified products, which will save them $5 billion on utility bills. In addition, we collected more than 204 million pounds of consumer electronics and appliances for recycling last year, bringing our total to more than 2.1 billion pounds. We continue to earn recognition from prestigious organizations, including being named to CDP’s Climate A List and ranking among Barron’s Most Sustainable Companies.

Please refer to the Corporate Responsibility and Sustainability section on our website for further information on environmental and social performance.

Number of Employees

At the end of fiscal 2020, we employed nearly 125,000 full-time, part-time and seasonal employees in the U.S., Canada and Mexico. We offer our employees a wide array of company-paid benefits that vary within our company due to customary local practices and statutory requirements, which we believe are competitive locally and in the aggregate relative to others in our industry.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). We make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.investors.bestbuy.com. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

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

As we introduce new products and services, using new technologies and applications, we may have limited experience in these newer markets and regulatory environments and our customers may not like our new value propositions. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions, failures or other issues. For example, as our value proposition evolves to support the healthcare industry with technology, we may be subject to privacy and information security rules, such as the Health Insurance Portability and Accountability Act, and/or subject to increased potential liability risk.

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

In fiscal 2020, we continued to invest in our health strategy and our underlying purpose to enrich lives through technology. The new health-related services offered might expose us to liability risk resulting from failures in the fulfillment of these services. In addition, the services and systems used could expose us to customer data privacy and information security risks, as well as business or system interruption risks. These and other related issues could have a material adverse impact on our financial results.

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

We offer a full range of services that complement our product offerings, including consultation, delivery, design, installation, memberships, protection plans, repair, set-up, technical support, and health, safety and caregiving monitoring and support. Designing, marketing and executing these services is subject to incremental risks. These risks include, for example:

• increased labor expense to fulfill our customer promises;

• pressure on traditional labor models to meet the evolving landscape of offerings and customer needs;

• increased risk of errors or omissions in the fulfillment of services;

• unpredictable extended warranty failure rates and related expenses;

• employees in transit using company vehicles to visit customer locations and employees being present in customer homes, which may increase our scope of liability;

• the potential for increased scope of liability relating to managed services offerings;

• employees having access to customer devices, including the information held on those devices, which may increase our responsibility for the security of those devices and privacy of the data they hold;

• the engagement of third parties to assist with some aspects of construction and installation, and the potential responsibility for the actions they undertake;

• the risk that in-home services could be more adversely impacted by inclement weather, health and safety concerns, and catastrophic events; and

• increased risk of non-compliance with new laws and regulations applicable to these services.

We are subject to risks associated with company transformation.

Our transformational activities within the organization are necessary to fully support our strategic vision for future customer and income growth, including our Building the New Blue strategy, and any decreased capability to undertake those activities may have a material impact on achieving that strategy.

Any limitations in organizational, financial or operational infrastructure could decrease our ability to realize transformational objectives supporting our key strategic initiatives relating to our development of competitive advantages, creating solutions for customers and providing differentiated value. If we do not have access to, or fail to dedicate, the appropriate people, management focus and resources to implementing these transformational objectives, our long-term growth and profitability could be adversely affected.

Our reliance on key vendors and mobile network carriers subjects us to various risks and uncertainties which could affect our revenue and profitability.

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2020, our 20 largest suppliers accounted for approximately 79% of the merchandise we purchased, with five suppliers - Apple, Samsung, Hewlett-Packard, Sony and LG - representing approximately 56% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. Our profitability depends on our securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. While we believe we offer capabilities that these vendors value and depend upon to varying degrees, our vendors may be able to leverage their competitive advantages - for example, their financial strength, the strength of their brands with customers, their own stores or online channels or their relationships with other retailers - to our commercial disadvantage. The potential adverse impact of these factors can be amplified by price transparency (which can limit our flexibility to modify selling prices) and a highly competitive retail environment. Generally, our ability to negotiate favorable terms with our vendors is more difficult with vendors where our purchases represent a smaller proportion of their total revenues and/or when there is less competition. In addition, vendors may decide to limit or cease allowing us to offer certain categories, focus their marketing efforts on alternative channels or make unfavorable changes to our financial or other terms.

We are also dependent on a relatively small number of mobile carriers to allow us to offer mobile devices with carrier connections. The competitive strategies utilized by mobile network carriers can have a material impact on our business, especially with ongoing consolidation in the mobile industry. For example, if carriers change the structure of contracts, upgrade terms, qualification requirements, monthly fee plans, cancellation fees or service levels, the volume of upgrades and new contracts we sign with customers may be reduced, adversely affecting our revenue and profitability. In addition, our carriers also may serve customers through their own stores, websites, mobile applications and call centers or through other competing retail channels.

If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed. Changes in market compensation rates may adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high-quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail sector is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee engagement, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. Failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

We operate in a competitive labor market and there is a risk that market increases in compensation and employer-provided benefits could have a material adverse effect on our profitability. Market increases to employee hourly wage rates, increased cost pressure on employer-provided benefits, and our ability to implement corresponding adjustments within our labor model and compensation and benefit packages could have a material impact to the profitability of our business.

We are subject to statutory, regulatory and legal developments which could have a material adverse impact on our business.

Our statutory, regulatory and legal environments expose us to complex compliance and litigation risks that could have a material adverse effect on our operations. Some of the most significant compliance and litigation risks we face include, but are not limited to:

• the difficulty of complying with sometimes conflicting statutes and regulations in local, national or international jurisdictions;

• the potential for unexpected costs related to compliance with new or existing environmental legislation or international agreements affecting energy, carbon emissions, electronics recycling and water or product materials;

• the challenges of ensuring compliance with applicable product compliance laws and regulations with respect to both the products we sell and contract to manufacture, including laws and regulations related to product safety and product transport;

• the financial, operational and business impact of new regulations governing data privacy and security, such as the California Consumer Privacy Act ("CCPA");

• the impact of other new or changing statutes and regulations, including, but not limited to, financial reform; National Labor Relations Board rule changes; healthcare reform; contracted worker labor laws; corporate governance matters; escheatment rules; rules governing pricing, content, distribution, copyright, mobile communications, electronic device certification or payment services; and/or other as yet unknown legislation that could affect how we operate and execute our strategies as well as alter our expense structure;

• the impact of litigation trends, including class action lawsuits involving consumers and shareholders, and labor and employment matters; and

• the impact of the general election on the development, or changes in, laws, regulations and policies.

With respect to the CCPA, which came into effect on January 1, 2020, the statute provides new privacy rights for California residents and requires companies to provide new disclosures to California consumers, allowing them to opt out of certain uses of their personal information. In addition, the California Attorney General has issued proposed rules under the CCPA. We cannot predict the impact of this first-of-its-kind statute and these rules that have not yet been finalized, in addition to potential privacy and security legislation in other states and the U.S. federal level, on our business or operations, but these legislative initiatives may require us to modify our data processing practices and policies, interfere with intended business operations or lead us to incur incremental expenses in an effort to comply.

The impact of the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S. or countries where we sell our products and services or procure products could have a material adverse effect on our business. In particular, future trade disputes or future phases of trade negotiations with China could lead to the imposition of tariffs that could adversely affect our supply chain and our business and could require us to take action to mitigate those effects, as we did in fiscal 2020.

Further, the impact of potential changes in U.S. or other countries' tax laws and regulations or evolving interpretations of existing laws, including additional guidance and legislation related to the Tax Cuts and Jobs Act, could adversely affect our financial condition and results of operations.

Regulatory activity that affects the retail sector has grown in recent years, increasing the risk of fines and additional operating costs associated with compliance. Additionally, defending against lawsuits and other proceedings may involve significant expense and divert management's attention and resources from other matters.

Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effects of novel coronavirus disease (“COVID 19”) may adversely affect consumer spending and our financial results.

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

Real GDP growth, consumer confidence, the COVID-19 pandemic discussed in the following risk factor, inflation, employment levels, oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumer demand for the products and services that we offer. Geopolitical issues around the world and how our markets are positioned can also impact the macroeconomic conditions and could have a material adverse impact on our financial results.

The impact of COVID-19 is expected to adversely affect our business and our financial results.

Concerns have rapidly grown regarding the outbreak of COVID-19. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine have increased, which will adversely affect traffic to our stores. In particular, we recently announced a shift to enhanced curbside service only for all of our stores on an interim basis. Further, all in-home installation and repair has been temporarily suspended and all in-home consultations are being conducted virtually. The significant reduction in customer visits to, and spending at, our stores caused by COVID-19 will likely result in a loss of sales and profits and other material adverse effects. We may further restrict the operations of our stores and distribution facilities if we deem this necessary or if recommended or mandated by authorities and these measures could have a further material impact on our sales and profits. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

COVID-19 also impacted our supply chain for products we sell, particularly as a result of mandatory shutdowns in locations where our products are manufactured. We could also see significant disruptions to our supply chain in the U.S. as well as significant deterioration in macroeconomic factors that typically affect us, such as consumer spending.

In addition, we expect to incur significant costs in our response to the pandemic, including, but not limited to, costs incurred to implement the operational changes described above and certain payments to or other costs relating to employees who are not working during the pandemic.

The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on consumer confidence and spending, all of which are highly uncertain.

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

Our information technology systems could also be adversely affected by changes that result from COVID-19, including for example, a significant increase in remote working of our employees and an increase in online orders due to restrictions on our retail operations.

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

Our business involves the collection, use and storage of personal information, including payment card information, as well as confidential information regarding our employees, vendors and other company information. We also share personal and confidential information with suppliers and other third parties, as well as use third-party technology and systems which transmit information for a variety of activities. We have been the target of attempted cyber-attacks and other security threats, and we may be subject to breaches of our information technology systems. While we engage in significant data-protection efforts, criminal activity, such as cyber-attacks, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties, may undermine our privacy and security measures, and, as a result, unauthorized parties may obtain access to our data systems and misappropriate employee, customer and other confidential data, or authorized parties may use or share personal information in an inappropriate manner. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate such attacks or promptly and effectively respond to them. Any compromise of our customer information or other confidential information could have a material adverse effect on our reputation or our relationships with our customers and partners, which may in turn have a negative impact on our revenue and may expose us to material costs, penalties and claims.

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

Increasing costs associated with information security and privacy, such as increased investment in technology and qualified staff, costs of compliance, costs resulting from fraud, and costs of cyber and privacy insurance, could cause our business and results of operations to suffer materially. Additionally, new laws, such as the CCPA, are expanding our obligations to protect the privacy and security of customer data, requiring additional resources and creating incremental risk arising from a potential breach. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

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

We may decide to enter into new joint ventures, partnerships, alliances or acquisitions with third parties (collectively, "new ventures"). Assessing the viability of new ventures is typically subject to significant uncertainty and the success of such new ventures can be adversely affected by many factors, including, for example:

• different and incremental business risks of the new venture not identified in our diligence assessments;

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

We are highly dependent on the cash flows and net earnings we generate during our fiscal fourth quarter, which includes the majority of the holiday shopping season.

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of competitive promotional activity, new product release activity and customer buying patterns, which makes it difficult to forecast and react to these factors quickly. Unexpected events or developments, such as natural or man-made disasters, changes in consumer demand, economic factors, product sourcing issues, cyber-attacks, failure or interruption of management information systems or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations. As a result of these factors, there is a risk that our fiscal fourth quarter and annual results could be adversely affected.

Many of the products we sell are highly susceptible to technological advancement, product life cycle fluctuations and changes in consumer preferences.

We operate in a highly and increasingly dynamic industry sector fueled by constant technology innovation and disruption. This manifests itself in a variety of ways: the emergence of new products and categories, rapid maturation of categories, cannibalization of categories, declining price points and product replacement and upgrade cycles.

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

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 25% of our fiscal 2020 revenue was transacted using one of the company's branded cards. In addition, we earn profit-share income and share in any losses from certain of our banking partners based on the performance of the programs. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits of the programs.

Interruptions and other factors affecting our supply chain, including in-bound deliveries from our vendors, may adversely affect our business.

Our supply chain is a critical part of our operations, particularly in light of industry trends and initiatives, such as ship-from-store and the emphasis on fast delivery when purchasing online. We depend on our vendors' abilities to deliver products to us at the right location, right time and in the right quantities. We also depend on third parties for the operation of certain aspects of our supply chain network. The factors that can adversely affect these aspects of our operations include, but are not limited to:

• interruptions to our delivery capabilities;

• failure of third parties to meet our standards or commitments;

• disruptions to our systems and the need to implement new systems;

• limitations in capacity;

• consolidation or business failures in the transportation and distribution sectors;

• labor strikes or slow-downs impacting ports or any other aspect of our supply chain;

• diseases, pandemics (including COVID-19), outbreaks and other health-related concerns, which have resulted in and could continue to result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

• diseases or pandemics (including COVID-19) that have affected and may continue to affect our employees, customers or partners;

• floods, fires or other catastrophes affecting our properties, employees or customers; or

• terrorism, civil unrest, mass violence or violent acts, or other conflicts.

In recent years, we have observed an increase in the number and severity of certain events in many of our markets. Such events can adversely affect our work force and prevent employees and customers from reaching our stores and properties and can disrupt or disable portions of our supply chain and distribution network. They can also affect our information technology systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which could adversely affect our revenue and profitability.

Demand for the products and services we sell could decline if we fail to maintain positive brand perception and recognition through a focused consumer experience approach.

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our company and our brands are key to our success. Operational factors, such as failure to deliver high quality services, uncompetitive pricing, failure to meet delivery promises or business interruptions, could damage our reputation. External factors, such as negative public remarks or accusations, could also be damaging. The ubiquity of social media means that customer feedback and other information about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in, among other things, declines in revenues and customer loyalty, decreases in gift card and service plan sales, lower employee retention and productivity and vendor relationship issues, all of which could materially adversely affect our revenue and profitability.

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

We engage key third-party business partners to support various functions of our business, including, but not limited to, information technology, web hosting and cloud-based services, human resource operations, customer loyalty programs, promotional financing and customer loyalty credit cards, gift cards, customer warranty, delivery and installation, technical support, transportation and insurance programs. Any material disruption in our relationship with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

Our exclusive brands products are subject to several additional product, supply chain and legal risks that could affect our operating results.

Sales of our exclusive brands products, which include Dynex, Insignia, Modal, Platinum and Rocketfish branded products, as well as other products such as Jitterbug, Lively Mobile and Lively Mobile Plus, represent an important component of our product offerings and our revenue and profitability. Most of these products are manufactured by contract manufacturers based in southeast Asia. This arrangement exposes us to the following additional potential risks, which could have a material adverse effect on our operating results:

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

• we have experienced and are likely to continue to experience disruptions in manufacturing and logistics due to COVID-19, and we may experience disruptions in manufacturing or logistics in the future due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key manufacturers, other diseases or pandemics or unforeseen natural disasters;

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

• our operations may be disrupted by trade disputes or excessive tariffs, including any future trade disputes or future phases of trade negotiations with China, and we may not be able to source alternatives quickly enough to avoid interruptions in product supply;

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

Our ability to find qualified vendors who can supply products in a timely and efficient manner that meet our internal standards of quality and safety can be difficult, especially with respect to goods sourced from outside the U.S. Risks such as political or economic instability, cross-border trade restrictions or tariffs, merchandise quality issues, product safety concerns, work stoppages, port delays, foreign currency exchange rate fluctuations, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics (including COVID-19) and other factors relating to foreign trade are beyond our control. Vendors may also fail to invest adequately in design, production or distribution facilities, and may reduce their customer incentives, advertising and promotional activities or change their pricing policies. These and other related issues could have a material adverse impact on our financial results.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We operate retail locations in Canada and Mexico. In addition, most of our exclusive brand products are manufactured by contract manufacturers based in southeast Asia. We also have wholly owned legal entities registered in various other foreign countries, including Barbados, Bermuda, China, Hong Kong, Luxembourg, the Republic of Mauritius and the U.K. During fiscal 2020, our International segment's operations generated 8% of our revenue. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

• political conditions and geopolitical events, including war and terrorism;

• economic conditions, including monetary and fiscal policies and tax rules, as well as foreign exchange rate risk;

• rules governing international trade and potential changes to trade policies or trade agreements and ownership of foreign entities;

• government-imposed travel restrictions or warnings, whether in response to the COVID-19 pandemic or otherwise, and differing responses of governmental authorities to pandemics and other global events;

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

We may provide public guidance on our expected financial results or other forward-looking information for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our existing and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not be in line with guidance we have provided. We may not be able to accurately forecast our growth rate and profit margins. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected. Our revenue growth may not be sustainable and our percentage growth rates may decrease. Our revenue and operating profit growth depend on the continued growth of demand for the products and services offered by us, and our business is affected by general economic and business conditions worldwide. If our financial results for a particular period do not meet our guidance or the expectations of market participants, or if we reduce our guidance for future periods, the market price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Stores, Distribution Centers, Service Centers and Corporate Facilities

Domestic Segment

The location and total square footage of our Domestic segment stores and outlet centers at the end of fiscal 2020 were as follows:

	U.S. Best Buy Stores	U.S. Best Buy Outlet Centers	Pacific Sales Stores
Alabama	11	-	-
Alaska	2	-	-
Arizona	22	-	-
Arkansas	8	-	-
California	115	2	21
Colorado	21	-	-
Connecticut	12	-	-
Delaware	3	-	-
District of Columbia	1	-	-
Florida	63	1	-
Georgia	28	1	-
Hawaii	2	-	-
Idaho	5	-	-
Illinois	42	1	-
Indiana	22	-	-
Iowa	10	-	-
Kansas	7	-	-
Kentucky	9	-	-
Louisiana	15	-	-
Maine	3	-	-
Maryland	21	1	-
Massachusetts	22	-	-
Michigan	31	-	-
Minnesota	18	1	-
Mississippi	8	-	-
Missouri	18	1	-
Montana	3	-	-
Nebraska	5	-	-
Nevada	9	-	-
New Hampshire	6	-	-
New Jersey	24	-	-
New Mexico	5	-	-
New York	52	-	-
North Carolina	31	-	-
North Dakota	4	-	-
Ohio	35	-	-
Oklahoma	13	-	-
Oregon	11	-	-
Pennsylvania	34	-	-
Puerto Rico	3	-	-
Rhode Island	1	-	-
South Carolina	13	-	-
South Dakota	2	-	-
Tennessee	15	-	-
Texas	101	2	-
Utah	11	-	-
Vermont	1	-	-
Virginia	33	-	-
Washington	19	1	-
West Virginia	5	-	-
Wisconsin	21	-	-
Wyoming	1	-	-
Total Domestic store count	977	11	21
Square footage (in thousands)	37,894	356	571
Average square feet per store (in thousands)	39	32	27

The ownership status of our Domestic segment stores and outlet centers at the end of fiscal 2020 was as follows:

	U.S. Best Buy	U.S. Best Buy	Pacific Sales
	Stores	Outlet Centers	Stores
Owned store locations	24	-	-
Owned buildings and leased land	35	-	-
Leased store locations	918	11	21

The location, ownership status and total square footage of space utilized for distribution centers, service centers, care centers, corporate and field offices of our Domestic segment at the end of fiscal 2020 were as follows:

		Square Footage (in thousands)
	Location	Leased	Owned
Distribution centers	24 locations in 18 states	10,734	2,448
Geek Squad service center(1)	Louisville, Kentucky	237	-
Principal corporate headquarters(2)	Richfield, Minnesota	-	1,452
Field offices	12 locations in 9 states	90	-
Best Buy Health care centers and corporate office spaces	5 locations in 4 states	233	-
Pacific Sales corporate office space	Torrance, California	16	-

(1)The leased space utilized by our Geek Squad operations is used primarily to service notebook and desktop computers.

(2)Our principal corporate headquarters consists of four interconnected buildings. Certain vendors who provide us with a variety of corporate services occupy a portion of our principal corporate headquarters. We also sublease a portion of the office space to unaffiliated third parties.

International Segment

The location and total square footage of our International segment stores at the end of fiscal 2020 were as follows:

	Best Buy Stores	Best Buy Mobile Stores	Best Buy Express Stores
Canada
Alberta	18	8	-
British Columbia	22	7	-
Manitoba	4	-	-
New Brunswick	3	-	-
Newfoundland	1	-	-
Nova Scotia	3	1	-
Ontario	53	21	-
Prince Edward Island	1	-	-
Quebec	22	5	-
Saskatchewan	4	-	-
Total Canada store count	131	42	-
Square footage (in thousands)	3,721	40	-
Average square feet per store (in thousands)	28	1	-

Mexico
Aguascalientes	1	-	-
Chihuahua	1	-	-
Ciudad de México	8	-	6
Coahuila	1	-	1
Estado de México	5	-	1
Guanajuato	1	-	1
Jalisco	5	-	1
Michoacan	1	-	-
Morelos	1	-	-
Nuevo León	4	-	2
Puebla	1	-	1
Queretaro	1	-	-
Quintana Roo	1	-	-
San Luis Potosí	1	-	-
Tamaulipas	1	-	-
Veracruz	1	-	-
Yucatan	1	-	1
Total Mexico store count	35	-	14
Square footage (in thousands)	917	-	33
Average square feet per store (in thousands)	26	-	2
Total International store count	166	42	14

The ownership status of our International segment store locations at the end of fiscal 2020 was as follows:

	Canada		Mexico
	Best Buy Stores	Best Buy Mobile Stores	Best Buy Stores	Best Buy Express Stores
Owned store locations	3	-	-	-
Leased store locations	128	42	35	14

The location, ownership status and total square footage of space utilized for distribution centers and corporate offices of our International segment at the end of fiscal 2020 were as follows:

		Square Footage (in thousands)			Square Footage (in thousands)
	Distribution Centers	Leased	Owned	Principal Corporate Offices	Leased	Owned
Canada	Brampton, Ontario	1,057	-	Burnaby, British Columbia	133	-
	Vancouver, British Columbia	439	-
Mexico				Distrito Federal, Mexico	32	-

Exclusive Brands

We lease approximately 56,000 square feet of office space in China to support our exclusive brands operations.

Leases

Additional information regarding our leases is available in Note 1, Summary of Significant Accounting Policies, and Note 10, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

For additional information regarding our legal proceedings, see Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

(As of March 18, 2020)

Name	Age	Position with the Company	Years with the Company
Corie S. Barry	45	Chief Executive Officer	20
Whit Alexander	41	Chief Transformation, Innovation and Membership Officer	5
Matt Bilunas	47	Chief Financial Officer	14
Matt Furman	49	Chief Communications and Public Affairs Officer	8
Todd G. Hartman	53	General Counsel and Chief Risk and Compliance Officer	14
R. Michael (Mike) Mohan	52	President and Chief Operating Officer	16
Asheesh Saksena	55	President, Best Buy Health	4
Kamy Scarlett	56	Chief Human Resources Officer	6
Brian Tilzer	49	Chief Digital and Technology Officer	2
Mathew R. Watson	49	Senior Vice President, Controller and Chief Accounting Officer	14

Corie S. Barry was appointed our Chief Executive Officer in June 2019. Prior to her current role, she served as chief financial officer & chief strategic transformation officer responsible for overseeing all aspects of strategic transformation and growth, digital and technology, global finance, investor relations, enterprise risk and compliance, integration management and Best Buy Health, which includes GreatCall. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles within the organization, both in the field and at corporate. Her prior roles include: the company’s chief strategic growth officer and the interim leader of Best Buy’s services organization from 2015 until 2016; senior vice president of domestic finance from 2013 to 2015; vice president, chief financial officer and business development of our home business group from 2012 to 2013; and vice president, finance of the home customer solutions group from 2010 to 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche LLP. She also serves on the board of directors for Domino’s Pizza Inc. and the board of trustees for the College of St. Benedict.

Whit Alexander was appointed our Chief Transformation, Innovation and Membership Officer in December 2019. In this role, he is responsible for maintaining the strategic plan and building new offerings and capabilities to deliver the company’s goals. Mr. Alexander oversees Best Buy’s membership offerings, including financial services, the My Best Buy loyalty program and Total Tech Support. He is also charged with growing Best Buy’s enterprise data and analytics capability. He previously served as chief marketing officer from 2017 to 2018, leading the company’s marketing and financial services functions, and as senior vice president, personalization, loyalty &

strategy from 2015 to 2017. Prior to joining Best Buy in 2015, Whit was with Target Corp. from 2012 to 2015. Before that, he was a partner at McKinsey & Co. He serves on the board of directors for the YMCA of the Greater Twin Cities and the board of overseers for the Carlson School of Management.

Matt Bilunas is our Chief Financial Officer, appointed in July 2019. In this role, he is responsible for overseeing all aspects of global finance and strategic planning, as well as audit, procurement and pricing functions. Since joining Best Buy in 2006, Mr. Bilunas has served in a variety of financial leadership roles, both in the field and at the corporate campus. He started as a territory finance director in Los Angeles and has worked in the company’s domestic and international businesses. Mr. Bilunas has been a key finance leader during Best Buy’s transformation. Prior to becoming CFO, he was senior vice president of enterprise and merchandise finance since April 2017; vice president, finance for category, e-commerce and marketing from 2015 to 2017; and vice president, category finance from 2013 until 2014. He also has held finance roles in retail, e-commerce and marketing. Before Best Buy, he worked at Carlson Inc., NRG Energy Inc., Bandag Inc. and KPMG. Mr. Bilunas serves on the board of directors for the Children’s Hospital of Minnesota.

Matt Furman has served as our Chief Communications and Public Affairs Officer since 2012. In this role, he oversees internal and external communications, government affairs, corporate responsibility and sustainability, community relations, as well as the company’s in-house production studio and event planning functions. Prior to joining Best Buy in 2012, Mr. Furman was the vice president of corporate affairs at Mars Chocolate, the manufacturer of such iconic brands as Snickers, M&M’s and Dove. He previously held senior communications positions at Google, CNN and in the administrations of New York City Mayor Rudy Giuliani and President Bill Clinton. He is a member of the board of directors for the Best Buy Foundation, Dunwoody College of Technology and YMCA of the USA. He is also on the adjunct faculty of the University of Minnesota’s School of Journalism and Mass Communication.

Todd G. Hartman was appointed General Counsel in April 2019 and has also served as Chief Risk and Compliance Officer since 2017. In this role, he is responsible for the company’s legal activities and its global risk and compliance program. He also serves as corporate secretary. Mr. Hartman joined Best Buy in 2006. He most recently served as chief risk and compliance officer, overseeing enterprise data security, customer data privacy, enterprise risk management, global security, business continuity/disaster recovery, internal investigations, crisis response management and compliance and ethics. He continues to lead those functions in his current role. Mr. Hartman previously was Best Buy’s deputy general counsel from 2011 to 2017. Before that, he served as the company’s chief compliance officer and vice president of strategic alliances. Prior to joining Best Buy, Mr. Hartman was a partner at the Minneapolis law firm Robins Kaplan. He serves as chair of the Best Buy Foundation and on the board of the Guthrie Theater.

R. Michael (Mike) Mohan is our President and Chief Operating Officer, appointed in June 2019. His responsibilities include oversight over all customer channels for Best Buy’s domestic business, including retail, e-commerce and customer experience, services, home, and Best Buy Business. In addition, he leads category management, merchandising, marketing, supply chain, and real estate for Best Buy’s core U.S. business. Prior to his current role, he served as chief operating officer, U.S. from September 2018 until June 2019; senior executive vice president and chief merchandising and marketing officer from 2017 until September 2018; chief merchandising officer from 2014 to 2017; president, home from 2013 to 2014; senior vice president, general manager - home business group from 2011 to 2013; senior vice president, home theatre from 2008 to 2011; and vice president, home entertainment from 2006 to 2008. Prior to joining Best Buy in 2004 as vice president, digital imaging, Mr. Mohan was vice president and general merchandising manager for Good Guys, an audio/video specialty retailer in the western U.S. Mr. Mohan also previously worked at Future Shop in Canada from 1988 to 1997, prior to our acquisition of the company, where he served in various merchandising roles. Mr. Mohan serves on the board of directors for Bloomin’ Brands, a hospitality industry company that owns several American casual dining restaurant chains, and as a national trustee for the Boys & Girls Clubs of America.

Asheesh Saksena was appointed our President, Best Buy Health in 2018. In this role, he leads the company’s efforts to refine and implement our health strategy, with particular focus on ways to use technology and our in-home capabilities to help seniors live independently in their homes and provide peace of mind to the millions of people caring for aging relatives. Mr. Saksena leads the incubation, strategy and corporate development teams focused on health initiatives at Best Buy. That includes GreatCall, a leading provider of connected health and personal emergency response services to the aging population, which Best Buy acquired in October 2018. A highly strategic leader with more than 20 years of experience in creating and leading strategic growth, Mr. Saksena joined Best Buy in June 2016 as our chief strategic growth officer. He previously served as the executive vice president of strategy and new business development from 2011 to 2016 at Cox Communications, one of the nation’s leading cable television providers. Prior to that, he was the deputy chief strategy officer from 2008 until 2011 for Time Warner Cable. He has also held leadership roles at Accenture and Tata Group.

Kamy Scarlett was appointed our Chief Human Resources Officer in June 2017. In this role, she oversees talent development and the health and well-being of nearly 125,000 Best Buy employees worldwide. In addition to these responsibilities, she also served as our president, U.S. retail stores from January 2019 until February 2020 and oversaw the execution and operation of all domestic Best Buy store locations. Ms. Scarlett joined Best Buy in 2014. She has served in a variety of retail operations, marketing and human resources leadership roles since beginning her career in retail more than 30 years ago. Most recently, she was senior vice president of retail and chief human resources officer for Best Buy Canada from 2014 to May 2017. She was responsible for sales and profits in more than 180 stores in addition to enacting the human resources and talent management strategies for the company. Prior to joining Best Buy, Ms. Scarlett was the chief operating officer from 2012 to 2014 at Grafton-Fraser Inc., a leading Canadian retailer of men’s apparel. She also previously held leadership roles at Loblaw Cos., Hudson’s Bay Co. and Dylex Inc. Ms. Scarlett serves on the board of directors of Greater MSP.

Brian Tilzer has served as our Chief Digital and Technology Officer since he joined the company in May 2018. In this role, he is responsible for all aspects of information technology and digital at Best Buy to create a seamless and superior multichannel customer experience in support of the company’s growth strategy. With more than 25 years of experience in strategic business development, operations and information technology, Mr. Tilzer has deep expertise in understanding, defining and delivering the technology necessary to provide a superior customer experience in a multichannel environment. Prior to joining Best Buy, he served as chief digital officer at CVS Health, the largest pharmacy health care provider in the U.S. He also has served as senior vice president of e-commerce for Staples and senior vice president of strategy and business development for Linens ’n Things. Before that, he held leadership roles with Accenture, including helping Best Buy with several growth and performance-improvement programs. Mr. Tilzer serves on the board of directors for Signet Jewelers, the largest retail jewelry chain in the U.S., Canada and the United Kingdom.

Mathew R. Watson was appointed our Senior Vice President, Controller and Chief Accounting Officer in October 2017. He previously served as our vice president, controller and chief accounting officer from April 2015 until his current role. Mr. Watson is responsible for our controllership, financial operations and external reporting functions. Mr. Watson has served in the role of vice president, finance - controller since 2014. Prior to that role, he was vice president - finance, domestic controller from 2013 to 2014. Mr. Watson was also senior director, external reporting and corporate accounting from 2010 to 2013 and director, external reporting and corporate accounting beginning in 2007. Prior to joining Best Buy in 2005, Mr. Watson worked at KPMG, a professional audit, advisory and tax firm, from 1995 to 2005. He serves on the boards of directors of AchieveMpls and the Best Buy Foundation.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol BBY. In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. On February 27, 2020, we announced an increase in our regular quarterly dividend from $0.50 per share to $0.55 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Holders

As of March 18, 2020, there were 2,167 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 23, 2019, our Board authorized a $3.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization. During fiscal 2020, we repurchased and retired 14.0 million shares at a cost of $1.0 billion. Between the end of fiscal 2020 on February 1, 2020, and March 18, 2020, we repurchased an incremental 0.6 million shares of our common stock at a cost of $56 million. We have since temporarily suspended all share repurchases.

The following table presents information regarding our repurchases of common stock during the fourth quarter of fiscal 2020:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program(1)
Nov. 3, 2019 through Nov. 30, 2019	1,234,653	$75.72	1,234,653	$2,200,000,000
Dec. 1, 2019 through Jan. 4, 2020	1,352,678	$84.90	1,352,678	$2,085,000,000
Jan. 5, 2020 through Feb. 1, 2020	1,058,587	$89.17	1,058,587	$1,991,000,000
Total fiscal 2020 fourth quarter	3,645,918	$83.03	3,645,918	$1,991,000,000

(1)At the beginning of the fourth quarter of fiscal 2020, there was $2.3 billion available for share repurchases under our February 2019 $3.0 billion share repurchase program. The "Approximate Value of Shares that May Yet Be Purchased Under the Program" column reflects the $302 million we purchased in the fourth quarter of fiscal 2020 pursuant to such program. For additional information, see Note 7, Shareholders' Equity, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The graph assumes an investment of $100 at the close of trading on January 31, 2015, the last trading day of fiscal 2015, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

Fiscal Years Ended	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020
Best Buy Co., Inc.	$100	$82.44	$134.30	$225.62	$190.08	$283.16
S&P 500	100	99.33	119.24	150.73	147.24	179.17
S&P Retailing Group	100	118.07	140.38	203.32	216.05	253.36

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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2020(1)	2019	2018(2)	2017	2016
Consolidated Statements of Earnings Data
Revenue	$43,638	$42,879	$42,151	$39,403	$39,528
Operating income	2,009	1,900	1,843	1,854	1,375
Net earnings from continuing operations	1,541	1,464	999	1,207	807
Gain from discontinued operations	-	-	1	21	90
Net earnings	1,541	1,464	1,000	1,228	897
Per Share Data
Diluted net earnings from continuing operations	$5.75	$5.20	$3.26	$3.74	$2.30
Net gain from discontinued operations	-	-	-	0.07	0.26
Diluted net earnings	5.75	5.20	3.26	3.81	2.56
Cash dividends declared and paid	2.00	1.80	1.36	1.57	1.43
Operating Statistics
Comparable sales growth(3)	2.1%	4.8%	5.6%	0.3%	0.5%
Gross profit rate	23.0%	23.2%	23.4%	24.0%	23.3%
Selling, general and administrative expenses rate	18.3%	18.7%	19.0%	19.2%	19.3%
Operating income rate	4.6%	4.4%	4.4%	4.7%	3.5%
Year-End Data
Current ratio(4)	1.1	1.2	1.3	1.5	1.4
Total assets	$15,591	$12,901	$13,049	$13,856	$13,519
Debt, including current portion	1,271	1,388	1,355	1,365	1,734
Total equity	3,479	3,306	3,612	4,709	4,378
Number of stores
Domestic(5)	1,009	1,026	1,298	1,369	1,416
International	222	212	216	212	216
Total	1,231	1,238	1,514	1,581	1,632
Retail square footage (in thousands)
Domestic(5)	38,821	39,500	40,360	41,039	41,234
International	4,711	4,607	4,602	4,511	4,543
Total	43,532	44,107	44,962	45,550	45,777

(1)In the first quarter of fiscal 2020, we adopted new lease accounting guidance that resulted in the recognition of operating lease assets and operating lease liabilities on the balance sheet. Refer to Note 1, Summary of Significant Accounting Policies, and Note 10, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information regarding this adoption.

(2)Fiscal 2018 included 53 weeks. All other periods presented included 52 weeks.

(3)Our comparable sales calculation compares revenue from stores, websites and call centers operating for at least 14 full months, as well as revenue related to certain other comparable sales channels for a particular period to the corresponding period in the prior year. Relocated stores, as well as remodeled, expanded and downsized stores closed more than 14 days, are excluded from the comparable sales calculation until at least 14 full months after reopening. Acquisitions are included in the comparable sales calculation beginning with the first full quarter following the first anniversary of the date of the acquisition. In the first quarter of fiscal 2020, we refined our methodology for calculating comparable sales. It now reflects certain revenue streams previously excluded from the comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. The impact of adopting these changes is immaterial to all periods presented, and therefore prior-period comparable sales disclosures have not been restated. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, for additional information regarding our comparable sales calculation.

(4)The current ratio is calculated by dividing total current assets by total current liabilities.

(5)Includes Best Buy Outlet Centers for all fiscal years presented.

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

In March 2019, the SEC adopted the final rule under SEC Release No. 33-10618, FAST Act Modernization and Simplification of Regulation S-K (“FAST Act”). The amendment aims to modernize and simplify certain reporting requirements and improve readability and navigability between disclosures. On adoption of this amendment, we omitted analysis of the results of operations and cash flows for the year ended February 2, 2019, in comparison to the year ended February 3, 2018. For such omitted disclosures, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the SEC on March 28, 2019, which Item 7 is incorporated by reference herein.

Overview

Our purpose is to enrich the lives of consumers through technology. We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S. under various brand names including Best Buy, Best Buy Business, Best Buy Express, Best Buy Health, CST, Geek Squad, GreatCall, Lively, Magnolia and Pacific Kitchen and Home and the domain names bestbuy.com and greatcall.com. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile and Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2020 and fiscal 2019 included 52 weeks, while fiscal 2018 included 53 weeks with the additional week occurring in the fiscal fourth quarter. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico.

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

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall, Inc. (“GreatCall”) and on May 9, 2019, we acquired all outstanding shares of Critical Signal Technologies, Inc. (“CST”). Consistent with our comparable sales policy, the results of GreatCall are included in our comparable sales calculation beginning in the fourth quarter of fiscal 2020, and the results of CST are excluded from our comparable sales calculation for the periods presented.

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

Business Strategy

In fiscal 2020, we grew our Enterprise comparable sales by 2.1% on top of 4.8% in fiscal 2019, which represents our sixth consecutive year of positive Enterprise comparable sales. We also increased GAAP diluted EPS by 10.6% to $5.75 and increased our non-GAAP diluted EPS by 14.1% to $6.07. In addition, we recorded annual revenue of $43.6 billion, GAAP operating income of $2.0 billion and non-GAAP operating income of $2.1 billion in fiscal 2020. Compared to fiscal 2019, our fiscal 2020 GAAP and non-GAAP operating income as a percentage of revenue increased approximately 20 basis points and approximately 30 basis points, respectively. From a capital allocation standpoint, we returned $1.5 billion to our shareholders through share repurchases and dividends.

We continue to make progress on our Building the New Blue strategy and our purpose to enrich lives through technology. Our strategy is to leverage our unique combination of tech and touch to meet every day human needs and build more and deeper relationships with customers. We believe our strategy will translate to an economic model that delivers results by better serving existing customers, capturing new demand, entering new spaces and building capabilities while maintaining profitability over time.

During fiscal 2020 we continued to expand our Total Tech Support program, ending fiscal 2020 with almost 2.3 million members. Having a service that provides members unlimited Geek Squad support for all their technology no matter where or when they bought it, is a compelling value proposition for our members. We also expanded our In-Home Advisor program from 530 advisors to approximately 720 advisors and provided more than 250,000 free, in-home consultations to customers across the nation. In Health, we continued to advance our initiatives designed to help seniors live longer in their homes with the help of technology. We successfully integrated acquisitions that have given us the capabilities, infrastructure, talent and a base of customer relationships to build from. We continued to elevate the customer experience around product fulfillment, enabled by the advancement of our supply chain transformation. In parallel to the customer experience work, we continued to drive efficiencies and reduce costs in order to fund investments and offset pressures.

In addition to these accomplishments, we are proud of our progress in advancing our Corporate Social Responsibility and Sustainability efforts. In fact, we were named to the top 5 on Barron’s annual “100 Most Sustainable Companies” list for the third consecutive year.

In September 2019, we set three fiscal 2025 targets focused on employees, customers and financials, which are:

•to be one of the best companies to work for in the U.S., exemplified by being named to Fortune’s “100 Best Companies” to work for list;

•to double the number of significant customer relationship events to 50 million, which includes Total Tech Support memberships, homes visited, active digital engagement, customers using our financial services offerings and senior lives supported; and

•to deliver continued top- and bottom-line growth over time, specifically to get to $50 billion in revenue and a 5.0% non-GAAP operating income rate in fiscal 2025.

Looking to the future, our priorities will look to build upon our momentum and remain focused on achieving our fiscal 2025 targets. We will continue to bring our deep consumer electronics expertise and ability to partner with vendors to commercialize their new technology, offering customers great products and solutions. Our priorities will also include increasing our Total Tech Support member base, growing our Health business and continuing to expand our In-Home Advisor program. We will also continue to innovate and design multi-channel experiences that solve customer needs across our website, app and other channels in ways that enhance the experience across online and physical shopping and continue with our supply chain transformation, including using automation and process improvements to expand fulfillment options, increase delivery speed and improve delivery and installation. In addition, as has been our brand over the last several years, we will strive to keep driving cost reductions and efficiencies throughout the business.

Impact of COVID-19

We are closely monitoring the impact of COVID-19 on all aspects of our business and in all of our locations. We are making the best decisions we can with two goals in mind: protecting employees, customers and their respective families, while trying our best to serve our customers who rely on us for increasingly vital technology. We have seen increased demand for products that people need to work or learn from home, as well as those products that allow people to refrigerate or freeze food. As we meet the demand for these necessities, we are adjusting how we operate in many ways to improve safety. For example, except where otherwise directed by state and local authorities, on March 22, 2020, we shifted to enhanced curbside service only for all of our U.S. stores on an interim basis. Customers can also still order online or via the Best Buy app and have their products shipped directly to their homes. Large products, such as appliances, will be delivered where permitted and under strict safety guidelines with doorstep drop-off deliveries only. All in-home installation and repair has been temporarily suspended and all in-home consultations are being conducted virtually. We may further restrict the operations of our stores and distribution facilities and these measures could have a material impact on our revenues and profits. COVID-19 could also lead to significant disruption to our supply chain for products we sell and could trigger a significant deterioration in macroeconomic factors that typically affect us, such as consumer spending.

All Best Buy employees have been told they do not have to work if they do not feel comfortable and to stay home if they are feeling sick, knowing they will be paid. All field employees whose hours have been eliminated will be paid for two weeks at their normal wage rate based on their average hours worked over the last 10 weeks.

It is not possible to predict the likelihood, timing or severity of the aforementioned direct and indirect impacts of COVID-19 on our business. In light of the uncertainty in this fluid environment, on March 19, 2020, we drew the full amount of our $1.25 billion revolving credit facility and temporarily suspended all share repurchases.

Tariffs

During fiscal 2020, we worked to actively address the risks related to increases to tariff rates and proposed new tariffs on Chinese imports. In May 2019, the U.S. Trade Representative (“USTR”) increased the tariff on List 3 products imported from China from 10% to 25%, effective June 15, 2019. The USTR also implemented a List 4 tariff of 15% on additional products imported from China. The List 4 tariffs had two effective dates. The first effective date (List 4A) was September 1, 2019, and the most notable affected categories relative to Best Buy on this list are televisions, smart watches and headphones. The second effective date (List 4B) was December 15, 2019, and the most notable affected categories relative to Best Buy on this list are computing, mobile phones and gaming consoles. On January 15, 2020, the U.S. and China completed a “phase one” trade agreement. Under the agreement, List 4A tariffs were reduced from 15% to 7.5%, effective 30 days later. List 4B tariffs were suspended indefinitely and List 1-3 tariffs of 25% were maintained. There was no timeline given for additional phases (or tariff actions) to begin or to be concluded. Throughout fiscal 2020, we were able to minimize the impact of tariffs on our business by accelerating purchases and working with our vendors, some of which are in the process of migrating their manufacturing out of China, factoring tariffs into our product assortment decisions, promotional and pricing strategies, sourcing changes and other strategies in partnership with our vendors. However, future trade disputes with China or future phases of trade negotiations between the U.S. and China could lead to the imposition of new tariffs or other adverse consequences for our business.

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

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

Consolidated Performance Summary	2020	2019	2018
Revenue	$43,638	$42,879	$42,151
Revenue % increase	1.8%	1.7%	7.0%
Comparable sales growth(1)	2.1%	4.8%	5.6%
Gross profit	$10,048	$9,961	$9,876
Gross profit as a % of revenue(2)	23.0%	23.2%	23.4%
SG&A	$7,998	$8,015	$8,023
SG&A as a % of revenue	18.3%	18.7%	19.0%
Restructuring charges	$41	$46	$10
Operating income	$2,009	$1,900	$1,843
Operating income as a % of revenue	4.6%	4.4%	4.4%
Net earnings from continuing operations	$1,541	$1,464	$999
Gain from discontinued operations(3)	$-	$-	$1
Net earnings	$1,541	$1,464	$1,000
Diluted earnings per share	$5.75	$5.20	$3.26

(1)Comparable sales exclude the impact of the extra week in fiscal 2018. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall and on May 9, 2019, we acquired all outstanding shares of CST. Consistent with our comparable sales policy, the results of GreatCall are included in our comparable sales calculation beginning in the fourth quarter of fiscal 2020, and the results of CST are excluded from our comparable sales calculation for the periods presented.

(2)Because retailers vary in how they record costs of operating their supply chain between cost of sales and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers' corresponding rates. For additional information regarding costs classified in cost of sales and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(3)Includes both gain from discontinued operations and net earnings from discontinued operations.

Revenue, gross profit rate, SG&A rate and operating income rate changes in fiscal 2020 were primarily driven by our Domestic segment. For further discussion of each segment's rate changes, see Segment Performance Summary, below.

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

Domestic Segment Performance Summary	2020	2019	2018
Revenue	$40,114	$39,304	$38,662
Revenue % increase	2.1%	1.7%	6.7%
Comparable sales growth(1)	2.3%	4.8%	5.6%
Gross profit	$9,234	$9,144	$9,065
Gross profit as % of revenue	23.0%	23.3%	23.4%
SG&A	$7,286	$7,300	$7,304
SG&A as % of revenue	18.2%	18.6%	18.9%
Restructuring charges	$41	$47	$9
Operating income	$1,907	$1,797	$1,752
Operating income as % of revenue	4.8%	4.6%	4.5%
Selected Online Revenue Data
Total online revenue	$7,640	$6,528	$5,991
Online revenue as a % of total segment revenue	19.0%	16.6%	15.5%
Comparable online sales growth(1)	17.0%	10.5%	21.8%

(1)Comparable online sales are included in the comparable sales calculation. Comparable sales also exclude the impact of the extra week in fiscal 2018. On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from the comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall and on May 9, 2019, we acquired all outstanding shares of CST. Consistent with our comparable sales policy, the results of GreatCall are included in our comparable sales calculation beginning in the fourth quarter of fiscal 2020, and the results of CST are excluded from our comparable sales calculation for the periods presented.

The increase in revenue in fiscal 2020 was primarily driven by the comparable sales growth of 2.3% and revenue from GreatCall prior to its inclusion in comparable sales in the fourth quarter of fiscal 2020. These increases were partially offset by the loss of revenue from store closures. Online revenue increased in fiscal 2020 due to higher average order values, higher conversion rates and increased traffic.

Domestic segment stores open at the end of each of the last three fiscal years were as follows:

	2018	2019			2020
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	1,008	1	(12)	997	-	(20)	977
Best Buy Mobile stand-alone	257	-	(257)	-	-	-	-
Outlet centers	5	3	-	8	5	(2)	11
Pacific Sales	28	-	(7)	21	-	-	21
Total Domestic segment stores	1,298	4	(276)	1,026	5	(22)	1,009

We continuously monitor store performance. As we approach the expiration date of our leases, we evaluate various options for each location, including whether a store should remain open.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2020	2019	2020	2019
Computing and Mobile Phones	45%	44%	3.2%	4.2%
Consumer Electronics	33%	33%	1.9%	3.9%
Appliances	11%	10%	13.0%	9.9%
Entertainment	6%	8%	(18.5)%	4.7%
Services	5%	5%	6.8%	7.7%
Total	100%	100%	2.3%	4.8%

Notable comparable sales changes in our Domestic segment by revenue category were as follows:

• Computing and Mobile Phones: The 3.2% comparable sales growth was driven primarily by tablets, computing, wearables and mobile phones.

• Consumer Electronics: The 1.9% comparable sales growth was driven primarily by headphones, offset by declines in home theater and digital imaging.

• Appliances: The 13.0% comparable sales growth was driven by both large and small appliances.

• Entertainment: The 18.5% comparable sales decline was driven primarily by gaming.

• Services: The 6.8% comparable sales growth was primarily driven by our support business.

Our gross profit rate decreased in fiscal 2020, primarily driven by lower product margin rates, partially offset by the higher gross profit rate of GreatCall.

Our SG&A rate decreased in fiscal 2020, primarily driven by lower incentive compensation, partially offset by expenses associated with GreatCall, which we acquired in October 2018.

Restructuring charges in fiscal 2020 related to our U.S. retail operating model changes. Refer to Note 9, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our restructuring activities.

Our operating income rate increased in fiscal 2020, primarily driven by the decrease in SG&A rate, partially offset by the decrease in gross profit rate described above.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

International Segment Performance Summary	2020	2019	2018
Revenue	$3,524	$3,575	$3,489
Revenue % change	(1.4)%	2.5%	10.6%
Comparable sales % change(1)	(0.5)%	4.6%	6.3
Gross profit	$814	$817	$811
Gross profit as % of revenue	23.1%	22.9%	23.2%
SG&A	$712	$715	$719
SG&A as % of revenue	20.2%	20.0%	20.6%
Operating income	$102	$103	$91
Operating income as % of revenue	2.9%	2.9%	2.6%

(1)Comparable sales exclude the impact of the extra week in fiscal 2018.

The decrease in revenue in fiscal 2020 was primarily driven by the negative impact of foreign currency exchange rate fluctuations and the comparable sales decline of 0.5%, both primarily related to our Canadian operations.

International segment stores open at the end of each of the last three fiscal years were as follows:

	2018	2019			2020
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Canada
Best Buy	134	-	(2)	132	-	(1)	131
Best Buy Mobile	51	-	(6)	45	-	(3)	42
Mexico
Best Buy	25	4	-	29	6	-	35
Best Buy Express	6	-	-	6	8	-	14
Total International segment stores	216	4	(8)	212	14	(4)	222

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2020	2019	2020	2019
Computing and Mobile Phones	45%	46%	0.6%	2.7%
Consumer Electronics	33%	31%	1.4%	2.0%
Appliances	9%	9%	0.7%	20.5%
Entertainment	6%	7%	(20.0)%	1.6%
Services	6%	5%	9.3%	10.3%
Other	1%	2%	(14.1)%	30.3%
Total	100%	100%	(0.5)%	4.6%

Notable comparable sales changes in our International segment by revenue category were as follows:

• Computing and Mobile Phones: The 0.6% comparable sales growth was driven primarily by tablets.

• Consumer Electronics: The 1.4% comparable sales growth was driven primarily by headphones and health and fitness, partially offset by home theater and digital imaging.

• Appliances: The 0.7% comparable sales growth was primarily driven by small appliances.

• Entertainment: The 20.0% comparable sales decline was driven primarily by gaming.

• Services: The 9.3% comparable sales growth was driven primarily by warranty revenue.

• Other: The 14.1% comparable sales decline was driven primarily by luggage and baby products.

Our gross profit rate increased in fiscal 2020, primarily due to increased revenue in the higher margin services category, primarily related to our Canadian operations.

Our SG&A rate increased in fiscal 2020, primarily due to sales de-leverage, as SG&A dollars decreased due to the favorable impact of foreign currency exchange rates primarily related to Canada.

Our operating income rate remained flat in fiscal 2020, primarily driven by the increase in gross profit rate, partially offset by the increase in SG&A rate described above.

Additional Consolidated Results

Other Income (Expense)

Our gain on sale of investments decreased in fiscal 2020, due to the sale of fewer equity investments.

Our investment income and other remained relatively flat in fiscal 2020.

Interest expense decreased in fiscal 2020, primarily due to the derecognition of financing obligations as a result of our adoption of new lease accounting guidance. Refer to Note 1, Summary of Significant Accounting Policies, and Note 10, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Income Tax Expense

Income tax expense increased in fiscal 2020 primarily as a result of an increase in pre-tax earnings. Our effective tax rate remained relatively unchanged in fiscal 2020.

Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

Fiscal Year	2020	2019	2018
Operating income	$2,009	$1,900	$1,843
Intangible asset amortization(1)	72	22	-
Restructuring charges(2)	41	46	10
Acquisition-related transaction costs(1)	3	13	-
Tax reform-related item - employee bonus(3)	-	7	80
Tax reform-related item - charitable contribution(3)	-	-	20
Non-GAAP operating income	$2,125	$1,988	$1,953

Effective tax rate	22.7%	22.4%	45.0%
Intangible asset amortization(1)	0.1%	-%	-%
Restructuring charges(2)	-%	(0.1)%	-%
Tax reform - repatriation tax(3)	-%	1.1%	(11.5)%
Tax reform - deferred tax rate change(3)	-%	0.3%	(4.1)%
Tax reform-related item - employee bonus(3)	-%	-%	0.3%
Tax reform-related item - charitable contribution(3)	-%	-%	0.1%
Non-GAAP effective tax rate	22.8%	23.7%	29.8%

Diluted EPS	$5.75	$5.20	$3.26
Intangible asset amortization(1)	0.27	0.08	-
Restructuring charges(2)	0.15	0.16	0.03
Acquisition-related transaction costs(1)	0.01	0.05	-
(Gain) loss on sale of investments, net(4)	-	(0.04)	0.02
Tax reform - repatriation tax(3)	-	(0.07)	0.68
Tax reform - deferred tax rate change(3)	-	(0.02)	0.24
Tax reform-related item - employee bonus(3)	-	0.02	0.26
Tax reform-related item - charitable contribution(3)	-	-	0.07
Income tax impact of non-GAAP adjustments(5)	(0.11)	(0.06)	(0.14)
Non-GAAP diluted EPS	$6.07	$5.32	$4.42

(1)Represents charges associated with acquisitions, including (1) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and developed technology, and (2) acquisition-related transaction costs primarily comprised of professional fees. Refer to Note 2, Acquisitions, and Note 3, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding the nature of these charges.

(2)Represents charges and adjustments associated with U.S. retail operating model changes in fiscal 2020, and the closure of Best Buy Mobile stand-alone stores in the U.S. in fiscal 2019. Refer to Note 9, Restructuring, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding the nature of these charges.

(3)Represents charges and subsequent adjustments resulting from the Tax Cuts and Jobs Act of 2017 (“tax reform”) enacted into law in the fourth quarter of fiscal 2018, including amounts associated with a deemed repatriation tax and the revaluation of deferred tax assets and liabilities, as well as tax reform-related items announced in response to future tax savings created by tax reform, including a one-time bonus for certain employees and a one-time contribution to the Best Buy Foundation. Refer to Note 11, Income Taxes, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding the nature of these charges.

(4)Represents (gain) loss on sale of investments and investment impairments included in Investment income and other on our Consolidated Statements of Earnings.

(5)Represents the summation of the calculated income tax charge related to each non-GAAP non-income tax adjustment. The non-GAAP adjustments relate primarily to adjustments in the U.S. and Canada. As such, the income tax charge is calculated using the statutory tax rates for the U.S. (ranging from 24.5% to 36.7% for the periods presented) and Canada (ranging from 26.6% to 26.9% for the periods presented), applied to the non-GAAP adjustments of each country.

Our non-GAAP operating income increased $137 million in fiscal 2020, primarily driven by strong revenue performance in our Domestic segment in nearly all product categories and a decrease in SG&A, primarily due to lower incentive compensation. The increase in non-GAAP operating income resulted in a year-over-year increase in non-GAAP diluted earnings per share in fiscal 2020, which also benefited from a lower weighted-average diluted share count from share repurchases. Our non-GAAP effective tax rate decreased in fiscal 2020, primarily due to increased tax benefits related to stock-based compensation and the resolution of discrete tax matters.

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

Cash and cash equivalents were as follows ($ in millions):

	February 1, 2020	February 2, 2019
Cash and cash equivalents	$2,229	$1,980

The increase in cash and cash equivalents in fiscal 2020 was primarily due to cash generated from operations, partially offset by share repurchases, investments in capital expenditures and dividends.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	2020	2019	2018
Total cash provided by (used in):
Operating activities	$2,565	$2,408	$2,141
Investing activities	(895)	508	(1,002)
Financing activities	(1,498)	(2,018)	(2,297)
Effect of exchange rate changes on cash	(1)	(14)	25
Increase (decrease) in cash, cash equivalents and restricted cash	$171	$884	$(1,133)

Operating Activities

The increase in cash provided by operating activities in fiscal 2020 was primarily due to changes in working capital, primarily due to the timing of receipts and payments on inventory, the timing of deliveries of inventory to customers, increased earnings and lower incentive compensation payments due to a special one-time incentive payment in fiscal 2019. This was partially offset by the timing of collections on receivables and the timing of tax payments.

Investing Activities

The increase in cash used in investing activities in fiscal 2020 was primarily due to decreases in sales and increases in purchases of investments, partially offset by a decrease in cash used in the acquisitions of CST and BioSensics in fiscal 2020 compared to the acquisition of GreatCall in fiscal 2019.

Financing Activities

The decrease in cash used in financing activities was primarily due to a decrease in shares repurchased during fiscal 2020 and the repayment in fiscal 2019 of our $500 million principal amount of notes due August 1, 2018. This was partially offset by the issuance in fiscal 2019 of our $500 million principal amount of notes due October 1, 2028.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Facility”) with a syndicate of banks that expires in April 2023. There were no borrowings under the Facility during fiscal 2020. On March 19, 2020, we drew down the full amount of the Facility to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of COVID-19. Refer to Note 6, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Our ability to continue to access the Facility is subject to our compliance with its terms and conditions, including financial covenants. The financial covenants require us to maintain certain financial ratios. At February 1, 2020, we were in compliance with all financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under our Facility as well.

Our credit ratings and outlook at March 18, 2020, are summarized below. On October 30, 2019, Fitch affirmed its BBB rating and withdrew all future ratings for commercial reasons. On March 9, 2020, Moody’s concluded their review for upgrade that was initiated on November 20, 2019, and confirmed its current rating of Baa1 and changed its outlook to Stable from Rating Under Review. Standard & Poor’s rating and outlook remained unchanged from the prior year.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB	Stable
Moody's	Baa1	Stable

Credit rating agencies review their ratings periodically, and, therefore, the credit rating assigned to us by each agency may be subject to review at any time. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If further changes in our credit ratings were to occur, they could impact, among other things, interest costs for certain of our credit facilities, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for workers' compensation and general liability insurance claims. Restricted cash, which is included in Other current assets on our Consolidated Balance Sheets, was $126 million and $204 million at February 1, 2020, and February 2, 2019, respectively. The decrease was due to a dividend of excess cash from our wholly-owned insurance captive that manages a portion of our self-insured claims.

Capital Expenditures

Our capital expenditures typically include investments in our stores, distribution capabilities and information technology enhancements (including e-commerce). Capital expenditures were as follows ($ in millions):

	2020	2019	2018
New stores	$9	$5	$5
Store-related projects(1)	229	259	192
E-commerce and information technology	431	448	425
Supply chain	74	107	66
Total capital expenditures(2)	$743	$819	$688

(1)Includes store remodels and various merchandising projects.

(2)Total capital expenditures exclude non-cash capital expenditures of $10 million, $53 million and $123 million for fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Non-cash capital expenditures are comprised of capitalized leases, as well as additions to property and equipment included in accounts payable.

Debt and Capital

As of February 1, 2020, we had $650 million principal amount of notes due March 15, 2021 (“2021 Notes”), and $500 million principal amount of notes due October 1, 2028 (“2028 Notes”), outstanding. Refer to Note 6, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information.

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

On February 23, 2019, our Board authorized a $3.0 billion share repurchase program. As of February 1, 2020, $2.0 billion of the $3.0 billion share repurchase authorization was available. Between the end of fiscal 2020 on February 1, 2020, and March 18, 2020, we repurchased an incremental 0.6 million shares of our common stock at a cost of $56 million. We have since temporarily suspended all share repurchases.

Share repurchase and dividend activity were as follows (in millions, except per share amounts):

	2020	2019	2018
Total cost of shares repurchased	$1,009	$1,493	$2,009
Average price per share	$72.34	$70.28	$57.16
Total number of shares repurchased	14.0	21.2	35.1
Regular quarterly cash dividends per share	$2.00	1.80	$1.36
Cash dividends declared and paid	$527	497	$409

Dividends declared and paid increased in fiscal 2020 due to an increase in the regular quarterly cash dividends per share, partially offset by fewer shares outstanding due to the return of capital to shareholders through share repurchases.

On February 27, 2020, our Board authorized a 10% increase in the regular quarterly dividend to $0.55 per share, effective immediately.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.1 as of February 1, 2020, compared to 1.2 as of February 2, 2019. Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings from continuing operations, was 0.8 as of February 1, 2020, compared to 0.9 as of February 2, 2019. The decline in both ratios was primarily due to the adoption of new lease accounting guidance in the first quarter of fiscal 2020 that resulted in the recognition of operating lease assets and operating lease liabilities on the balance sheet. Refer to Note 1, Summary of Significant Accounting Policies, and Note 10, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information regarding this adoption.

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not have outstanding off-balance-sheet arrangements. Contractual obligations as of February 1, 2020, were as follows ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations(1)	$1,150	$-	$650	$-	$500
Interest payments(2)	159	50	32	26	51
Finance lease obligations(3)	43	15	18	5	5
Operating lease obligations(3)(4)	3,060	738	1,199	667	456
Purchase obligations(5)	2,090	1,977	86	23	4
Unrecognized tax benefits(6)	318	-	-	-	-
Deferred compensation(7)	22	-	-	-	-
Total	$6,842	$2,780	$1,985	$721	$1,016

Note: For additional information refer to Note 5, Derivative Instruments; Note 6, Debt; Note 10, Leases; Note 11, Income Taxes; and Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)Represents principal amounts only and excludes interest rate swap valuation adjustments.

(2)Interest payments related to our 2021 Notes and 2028 Notes include the variable interest rate payments included in our interest rate swap.

(3)Lease obligations exclude $158 million of legally binding fixed costs for leases signed but not yet commenced.

(4)Operating lease obligations exclude payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.7 billion at February 1, 2020.

(5)Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty. Additionally, although they do not contain legally binding purchase commitments, we included open purchase orders in the table above. Substantially all open purchase orders are fulfilled within 30 days.

(6)Unrecognized tax benefits relate to uncertain tax positions. As we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time, the related balances have not been reflected in the "Payments Due by Period" section of the table.

(7)Included in Long-term liabilities on our Consolidated Balance Sheets at February 1, 2020, was a $22 million obligation for deferred compensation. As the specific payment dates for deferred compensation are unknown, the related balances have not been reflected in the "Payments Due by Period" section of the table.

Additionally, we had $1.25 billion in undrawn capacity on our credit facility at February 1, 2020. On March 19, 2020, we drew down the full amount of the facility to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of COVID-19. The proceeds and resulting liability from the facility will be included in Cash and cash equivalents and Short-term debt, respectively, on our Consolidated Balance Sheets.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Other than our adoption of ASU 2016-02, Leases, in the first quarter of fiscal 2020, and our adoption of ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of fiscal 2019, we have not made any material changes to our accounting policies or methodologies during the past three fiscal years. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective or complex judgments and generally incorporate significant uncertainty.

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

Effect if actual results differ from assumptions

A 10% change in our vendor funding deferral at February 1, 2020, would have affected net earnings by approximately $32 million in fiscal 2020.

Goodwill

Description

Goodwill is not amortized but is evaluated for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. The impairment test involves a comparison of the fair value of each reporting unit with its carrying value. Fair value reflects the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction.

Judgments and uncertainties involved in the estimate

Determining fair value of a reporting unit is complex and typically requires analysis of discounted cash flows and other market information, such as trading multiples when applicable. Cash flow analysis requires judgment regarding many factors, such as revenue growth rates, expenses and capital expenditures. Market information requires judgmental selection of relevant market comparables. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $443 million and $541 million, respectively, as of February 1, 2020. There is greater uncertainty surrounding the key assumptions used to estimate the fair value of the Best Buy Health reporting unit and therefore a greater degree of complexity and judgment involved in our impairment analysis. In particular, our analysis of the Best Buy Health reporting unit fair value includes estimation of revenue growth rates, capital expenditure requirements and weighted-average cost of capital rates that incorporate significant judgment.

Effect if actual results differ from assumptions

A 10% change in the fair value of the Best Buy Health reporting unit at February 1, 2020, would not have a material effect on our net earnings.

Inventory Markdown

Description

Our merchandise inventories were $5.2 billion at February 1, 2020. We value our inventory at the lower of cost or net realizable value through the establishment of inventory markdown adjustments. Markdown adjustments reflect the excess of cost over the net recovery we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis. No adjustment is recorded for inventory that we are able to return to our vendors for full credit.

Judgments and uncertainties involved in the estimate

Markdown adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment about the expected recovery rates. The determination of the expected recovery rates includes the evaluation of historical recovery rates as well as factors such as product type and condition, forecasted consumer demand, product lifecycles, the promotional environment, vendor return rights and the expected sales channel of ultimate disposition. We also apply judgment in the assumptions about other components of net realizable value, such as vendor allowances and selling costs.

Effect if actual results differ from assumptions

A 10% change in our markdown adjustment at February 1, 2020, would have affected net earnings by approximately $11 million in fiscal 2020.

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

Service Revenue

Description

We sell customers support plans as part of a bundled service offer which may include items such as technical support, extended warranty, price discounts on future purchases, anti-virus software and one-time service repairs. We allocate the transaction price to all performance obligations identified in the contract based on their relative fair value. For technical support membership contracts, we typically recognize revenue over time on a usage basis, an input method of measuring progress over the related contract term. This method involves the use of expected usage patterns, derived from historic information.

Judgments and uncertainties involved in the estimate

There is judgment in (1) determining the level at which we apply a portfolio approach to these contracts; (2) measuring the relative standalone selling price for performance obligations within these contracts to the extent that they are only bundled and sold to customers with other performance obligations, or alternatively, using a cost-plus margin approach; and (3) assessing the pattern of delivery across multiple portfolios of customers, including estimating current and future usage patterns. When insufficient history of usage is available, we generally recognize revenue ratably over the life of the contract.

Effect if actual results differ from assumptions

A 10% change in the amount of services membership deferred revenue as of February 1, 2020, would have affected net earnings by approximately $12 million in fiscal 2020.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and cash equivalents generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped our fixed-rate debt to floating-rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 5, Derivative Instruments, and Note 6, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our interest rate swaps.

As of February 1, 2020, we had $2.2 billion of cash and cash equivalents and $1.2 billion of debt that has been swapped to floating rate, and therefore the net balance exposed to interest rate changes was $1.0 billion. As of February 1, 2020, a 50-basis point increase in short-term interest rates would have led to an estimated $5 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $5 million increase in net interest expense.

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

Foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as our Canadian dollar revenue translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $29 million and a net favorable impact on earnings of approximately $1 million in fiscal 2020.

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

(1)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and the dispositions of our assets;

(2)provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board; and

(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 1, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 1, 2020. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 1, 2020, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of February 1, 2020.

/s/ Corie Barry	/s/ Matthew Bilunas
Corie Barry, Chief Executive Officer	Matthew Bilunas, Chief Financial Officer
(duly authorized and principal executive officer)	(duly authorized and principal executive officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 1, 2020 and February 2, 2019, the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders' equity for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the Company’s financial statements, the Company adopted Accounting Standards Update No. 2016-02 Leases (Topic 842) as of February 3, 2019. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Vendor Allowances — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company receives vendor allowances from certain merchandise vendors through a variety of programs intended to offset the invoice cost of inventory and for promoting and selling merchandise inventory. Purchases-based vendor allowances are initially deferred and recorded as a reduction of merchandise inventory and are recognized as a reduction to cost of sales when the associated inventory is sold. Sales-based vendor allowances are based on merchandise sold and are calculated using an agreed upon amount for each unit sold and recognized as a reduction to cost of sales when the associated inventory is sold. Other promotional allowances not specifically related to volume of purchases or sales, such as advertising and in-store product placement are recognized ratably as a reduction to cost of sales over the performance period as the product promotion or placement is completed. Funds that are determined to be a reimbursement of specific, incremental, and identifiable costs incurred to sell a vendor’s products are recorded as an offset to the related expense when incurred.

Given the significance of vendor allowances to the financial statements and volume and diversity of the individual vendor agreements, auditing vendor allowances was complex and subjective due to the extent of effort required to evaluate whether the vendor allowances were recorded in accordance with the terms of the vendor agreements and that the allowances deferred as an offset to inventory were complete and accurate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating whether the vendor allowances were recorded in accordance with the terms of the vendor agreements and the completeness and accuracy of deferred vendor allowances included the following, among others:

•We tested the effectiveness of controls over the recording of vendor allowances, including management's controls over the establishment of vendor arrangements, the calculation of vendor allowances earned, and the determination of the deferred vendor allowances recorded as a reduction to inventory.

•We selected a sample of vendor allowances recorded as a reduction of cost of sales and (1) recalculated the amount recognized using the terms of the vendor agreement; (2) for certain arrangements, confirmed the terms of the agreement directly with the vendor; and (3) evaluated, based on the terms of the agreement, if the amount should be deferred and recorded as a reduction of merchandise inventory.

•Where confirmation responses from vendors were not received, we completed alternative procedures such as agreement to underlying contractual arrangements, tested the settlement of the arrangement and held discussions with a sample of Company buyers to understand the terms of the agreement.

•We tested the amount of deferred vendor allowances recorded as a reduction to inventory by developing an expectation for the amount based on the historical amounts recorded as a percentage of vendor allowances earned and comparing our expectation to the amount recorded by management.

Goodwill — Best Buy Health Reporting Unit — Refer to Note 1 to the financial statements

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $984 million as of February 1, 2020, of which $541 million was related to the Best Buy Health reporting unit. The Company uses the discounted cash flow model to estimate the fair value of the Best Buy Health reporting unit, which requires management to make subjective estimates and assumptions related to forecasts of future revenues. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Best Buy Health reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of the Best Buy Health reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of future revenue of the Best Buy Health reporting unit, specifically for new products and services, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenue used by management to estimate the fair value of the Best Buy Health reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Best Buy Health reporting unit, such as controls related to management’s forecasts of future revenue.

•We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue forecasts for the new products and services by comparing the forecasts to: (1) the Company’s historical revenue growth rates, including for similar existing products and services; (2) internal communications to management and the board of directors; (3) underlying source documents, when available, such as customer contracts; (4) underlying analyses detailing business strategies and growth plans; (5) forward-looking revenue expectations in external communications made by management to analysts and investors; and (6) industry reports containing analyses of the Company and its peers utilizing the assistance of our fair value specialists.

•We inquired of operating and sales management teams to determine whether the judgments and assumptions used in the future revenue projections were consistent with the strategy and long- range plans for the Best Buy Health reporting unit.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 23, 2020

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”) as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2020, of the Company and our report dated March 23, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 23, 2020

Consolidated Balance Sheets

$ in millions, except per share and share amounts

	February 1, 2020	February 2, 2019
Assets
Current assets
Cash and cash equivalents	$2,229	$1,980
Receivables, net	1,149	1,015
Merchandise inventories	5,174	5,409
Other current assets	305	466
Total current assets	8,857	8,870
Property and equipment
Land and buildings	650	637
Leasehold improvements	2,203	2,119
Fixtures and equipment	6,286	5,865
Property under capital and financing leases	-	579
Property under finance leases	89	-
Gross property and equipment	9,228	9,200
Less accumulated depreciation	6,900	6,690
Net property and equipment	2,328	2,510
Operating lease assets	2,709	-
Goodwill	984	915
Other assets	713	606
Total assets	$15,591	$12,901

Liabilities and equity
Current liabilities
Accounts payable	$5,288	$5,257
Unredeemed gift card liabilities	281	290
Deferred revenue	501	446
Accrued compensation and related expenses	410	482
Accrued liabilities	906	982
Current portion of operating lease liabilities	660	-
Current portion of long-term debt	14	56
Total current liabilities	8,060	7,513
Long-term operating lease liabilities	2,138	-
Long-term liabilities	657	750
Long-term debt	1,257	1,332
Contingencies and commitments (Note 13)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized 400,000 shares; Issued and outstanding none	-	-
Common stock, $0.10 par value: Authorized 1.0 billion shares; Issued and outstanding 256,494,000 and 265,703,000 shares, respectively	26	27
Additional paid-in capital	-	-
Retained earnings	3,158	2,985
Accumulated other comprehensive income	295	294
Total equity	3,479	3,306
Total liabilities and equity	$15,591	$12,901

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ and shares in millions, except per share amounts

Fiscal Years Ended	February 1, 2020	February 2, 2019	February 3, 2018
Revenue	$43,638	$42,879	$42,151
Cost of sales	33,590	32,918	32,275
Gross profit	10,048	9,961	9,876
Selling, general and administrative expenses	7,998	8,015	8,023
Restructuring charges	41	46	10
Operating income	2,009	1,900	1,843
Other income (expense):
Gain on sale of investments	1	12	1
Investment income and other	47	49	48
Interest expense	(64)	(73)	(75)
Earnings from continuing operations before income tax expense	1,993	1,888	1,817
Income tax expense	452	424	818
Net earnings from continuing operations	1,541	1,464	999
Gain from discontinued operations, net of $0 tax expense	-	-	1
Net earnings	$1,541	$1,464	$1,000

Basic earnings per share	$5.82	$5.30	$3.33
Diluted earnings per share	$5.75	$5.20	$3.26

Weighted-average common shares outstanding
Basic	264.9	276.4	300.4
Diluted	268.1	281.4	307.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

$ in millions

Fiscal Years Ended	February 1, 2020	February 2, 2019	February 3, 2018
Net earnings	$1,541	$1,464	$1,000
Foreign currency translation adjustments	1	(20)	35
Comprehensive income	$1,542	$1,444	$1,035

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	February 1, 2020	February 2, 2019	February 3, 2018
Operating activities
Net earnings	$1,541	$1,464	$1,000
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	812	770	683
Restructuring charges	41	46	10
Stock-based compensation	143	123	129
Deferred income taxes	70	10	162
Other, net	21	(25)	(13)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(131)	28	315
Merchandise inventories	237	(194)	(335)
Other assets	16	(34)	(21)
Accounts payable	47	432	(196)
Income taxes	(132)	22	290
Other liabilities	(100)	(234)	117
Total cash provided by operating activities	2,565	2,408	2,141
Investing activities
Additions to property and equipment, net of $10, $53 and $123, respectively, of non-cash capital expenditures	(743)	(819)	(688)
Purchases of investments	(330)	-	(4,325)
Sales of investments	322	2,098	4,018
Acquisitions, net of cash acquired	(145)	(787)	-
Other, net	1	16	(7)
Total cash provided by (used in) investing activities	(895)	508	(1,002)
Financing activities
Repurchase of common stock	(1,003)	(1,505)	(2,004)
Issuance of common stock	48	38	163
Dividends paid	(527)	(497)	(409)
Borrowings of debt	-	498	-
Repayments of debt	(15)	(546)	(46)
Other, net	(1)	(6)	(1)
Total cash used in financing activities	(1,498)	(2,018)	(2,297)

Effect of exchange rate changes on cash	(1)	(14)	25
Increase (decrease) in cash, cash equivalents and restricted cash	171	884	(1,133)
Cash, cash equivalents and restricted cash at beginning of period	2,184	1,300	2,433
Cash, cash equivalents and restricted cash at end of period	$2,355	$2,184	$1,300

Supplemental cash flow information
Income taxes paid	$514	$391	$366
Interest paid	62	71	81

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at January 28, 2017	311	$31	$-	$4,399	$279	$4,709
Adoption of ASU 2016-09	-	-	10	(12)	-	(2)
Net earnings	-	-	-	1,000	-	1,000
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	-	35	35
Stock-based compensation	-	-	129	-	-	129
Issuance of common stock	7	1	162	-	-	163
Common stock dividends, $1.36 per share	-	-	-	(411)	-	(411)
Repurchase of common stock	(35)	(4)	(299)	(1,706)	-	(2,009)
Other	-	-	(2)	-	-	(2)
Balances at February 3, 2018	283	28	-	3,270	314	3,612
Adoption of ASU 2014-09	-	-	-	73	-	73
Net earnings	-	-	-	1,464	-	1,464
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(20)	(20)
Stock-based compensation	-	-	123	-	-	123
Issuance of common stock	4	-	38	-	-	38
Common stock dividends, $1.80 per share	-	-	6	(497)	-	(491)
Repurchase of common stock	(21)	(1)	(167)	(1,325)	-	(1,493)
Balances at February 2, 2019	266	27	-	2,985	294	3,306
Adoption of ASU 2016-02	-	-	-	(22)	-	(22)
Net earnings	-	-	-	1,541	-	1,541
Other comprehensive income, net of tax:
Foreign currency translation adjustments	-	-	-	-	1	1
Stock-based compensation	-	-	143	-	-	143
Issuance of common stock	4	-	48	-	-	48
Common stock dividends, $2.00 per share	-	-	9	(536)	-	(527)
Repurchase of common stock	(14)	(1)	(198)	(810)	-	(1,009)
Other	-	-	(2)	-	-	(2)
Balances at February 1, 2020	256	$26	$-	$3,158	$295	$3,479

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in these Notes to Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

Our purpose is to enrich the lives of consumers through technology. We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations in all states, districts and territories of the U.S. under various brand names including Best Buy, Best Buy Business, Best Buy Express, Best Buy Health, CST, Geek Squad, GreatCall, Lively, Magnolia and Pacific Kitchen and Home and the domain names bestbuy.com and greatcall.com. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile, Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx.

On October 1, 2018, we acquired all of the outstanding shares of GreatCall, Inc. (“GreatCall”). On May 9, 2019, we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”), and on August 7, 2019, we acquired the predictive healthcare technology business of BioSensics, LLC (“BioSensics”). Refer to Note 2, Acquisitions, for additional information.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. No significant intervening event occurred in these operations that would have materially affected our financial condition, results of operations, liquidity or other factors had it been recorded during fiscal 2020, fiscal 2019 or fiscal 2018.

Discontinued Operations

Discontinued operations in fiscal 2018 reflects the proceeds attributed to a non-compete clause from the sale of Best Buy Europe to Carphone Warehouse plc.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2020 and fiscal 2019 included 52 weeks and fiscal 2018 included 53 weeks, with the additional week occurring in the fourth quarter.

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

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires the recognition of operating lease assets and lease liabilities on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Under the new standard, disclosures are required to enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

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

The most significant impact of adoption was the recognition of operating lease assets and operating lease liabilities of $2.7 billion and $2.8 billion, respectively, while our accounting for existing capital leases (now referred to as finance leases) remained substantially unchanged. The cumulative impact of these changes decreased retained earnings by $22 million, which included a $3 million net-of-tax adjustment made during the second quarter of fiscal 2020 related to on-adoption impairment charges. We expect the impact of adoption to be immaterial to our consolidated statements of earnings and consolidated statements of cash flows on an ongoing basis. As part of our adoption, we also modified our control procedures and processes, none of which materially affected our internal control over financial reporting. See Note 10, Leases, for additional lease disclosures.

The cumulative effect of the changes made to our Consolidated Balance Sheets for the adoption of this standard was as follows ($ in millions):

		.

	February 2, 2019 As Reported	ASU 2016-02 Adjustment on February 3, 2019		February 3, 2019 As Reported
Assets
Other current assets	$466	$(65)	(a)	$401
Net property and equipment	2,510	(173)	(b)	2,337
Operating lease assets	-	2,732	(c)	2,732
Other assets	606	5	(d)	611
Liabilities
Accrued liabilities	982	(28)	(e)	954
Current portion of operating lease liabilities	-	712	(f)	712
Current portion of long-term debt	56	(43)	(b)	13
Long-term liabilities	750	(115)	(e)	635
Long-term operating lease liabilities	-	2,135	(f)	2,135
Long-term debt	1,332	(140)	(b)	1,192
Equity
Retained earnings	2,985	(22)	(g)	2,963

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

Segment Information

Our business is organized into two reportable segments: Domestic (which is comprised of all states, districts and territories of the U.S.) and International (which is comprised of all operations in Canada and Mexico). Our chief operating decision maker ("CODM") is our Chief Executive Officer. Our CODM has ultimate responsibility for enterprise decisions, including determining resource allocation for, and monitoring the performance of, the consolidated enterprise, the Domestic reportable segment and the International reportable segment.

Our CODM relies on internal management reporting that analyzes enterprise results to the net earnings level and reportable segment results to the operating income level. We aggregate our Best Buy Domestic and Best Buy Health operating segments into one Domestic reportable segment. We also aggregate our Canada and Mexico businesses into one International operating segment, which represents the International reportable segment.

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

Cash, Cash Equivalents and Restricted Cash

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, commercial paper, corporate bonds and time deposits with an original maturity of 3 months or less when purchased. The amounts of cash equivalents at February 1, 2020, and February 2, 2019, were $1,668 million and $1,410 million, respectively, and the weighted-average interest rates were 1.8% and 2.5%, respectively.

Cash, cash equivalents and restricted cash reported within our Consolidated Balance Sheets is reconciled to the total shown within our Consolidated Statements of Cash Flows as follows ($ in millions):

	February 1, 2020	February 2, 2019	February 3, 2018
Cash and cash equivalents	$2,229	$1,980	$1,101
Restricted cash included in Other current assets	126	204	199
Total cash, cash equivalents and restricted cash	$2,355	$2,184	$1,300

Amounts included in restricted cash are pledged as collateral or restricted to use for workers' compensation and general liability insurance claims.

Receivables

Receivables consist primarily of amounts due from vendors for various vendor funding programs, banks for customer credit card and debit card transactions and mobile phone network operators for device sales and commissions. We establish allowances for uncollectible receivables based primarily on historical collection trends. Our allowances for uncollectible receivables were $24 million and $23 million at February 1, 2020, and February 2, 2019, respectively. We did not have material write-offs during the periods presented.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or net realizable value. The weighted average method is used to determine the cost of inventory which includes costs of in-bound freight to move inventory into our distribution centers. Also included in the cost of inventory are certain vendor allowances. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included in cost of sales.

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

Our inventory valuation reflects adjustments for physical inventory losses (resulting from, for example, theft). Physical inventory is maintained through a combination of full location counts (typically once per year) and more regular cycle counts.

Property and Equipment

Property and equipment are recorded at cost. We depreciate property and equipment to its residual value using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the lease term, which includes optional renewal periods if they are reasonably certain. Accelerated depreciation methods are generally used for income tax purposes.

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

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, generally from two years to seven years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality or extends its useful life. Capitalized software is included in Fixtures and equipment on our Consolidated Balance Sheets. Software maintenance and training costs are expensed in the period incurred. The costs of developing software for sale to customers is expensed as incurred until technological feasibility is established, which generally leads to expensing substantially all costs.

Estimated useful lives by major asset category are as follows (in years):

Asset Category	Useful Life
Buildings	5-35
Leasehold improvements	2-10
Fixtures and equipment	2-15

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When evaluating long-lived assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted future cash flows. If the sum of the estimated undiscounted future cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset's carrying value exceeds the asset's estimated fair value.

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

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-lived assets deployed at store locations are reviewed for impairment at the individual store level, which involves comparing the net carrying value of all assets to the net cash flow projections for each store. In addition, we conduct separate impairment reviews at other levels as appropriate, for example, to evaluate potential impairment of assets shared by several areas of operations, such as information technology systems.

Leases

The majority of our lease obligations are real estate operating leases used in our retail and distribution operations. Our finance leases are primarily equipment-related. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on our Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of ASC 842, Leases, we have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

Operating lease assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We estimate the incremental borrowing rate for each lease based on an evaluation of our credit ratings and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. Our operating leases also typically require payment of real estate taxes, common area maintenance and insurance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components. Operating lease assets also include prepaid lease payments and initial direct costs and are reduced by lease incentives. Our lease terms generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $443 million and $541 million, respectively, as of February 1, 2020.

Our detailed impairment testing involves comparing the fair value of each reporting unit with its carrying value, including goodwill. Fair value reflects the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction and typically requires analysis of discounted cash flows and other market information, such as trading multiples when applicable. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

Intangible Assets

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value, as appropriate.

We amortize our definite-lived intangible assets over the estimated useful life of the asset. We do not amortize our indefinite-lived tradename, but test for impairment annually, or when indications of potential impairment exist. We utilize the relief from royalty method to determine the fair value of our indefinite-lived tradename. If the carrying value exceeds the fair value, we recognize an impairment loss in an amount equal to the excess.

Derivatives

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

Interest Rate Swaps

We utilized "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on our $650 million principal amount of notes due March 15, 2021 (“2021 Notes”) and on our $500 million principal amount of notes due October 1, 2028 (“2028 Notes”). Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Consolidated Statements of Earnings from the fair value of the derivatives.

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

Fair Value

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

Fair value remeasurements are based on significant unobservable inputs (Level 3). Fixed asset fair values are primarily derived using a discounted cash flow (“DCF”) model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally include our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate.

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

	February 1, 2020	February 2, 2019
Accrued liabilities	$75	$69
Long-term liabilities	46	60
Total	$121	$129

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

Accrued Liabilities

The major components of accrued liabilities are sales tax liabilities, advertising accruals, loyalty program liabilities, sales return reserves, customer deposits and insurance liabilities.

Long-Term Liabilities

The major components of long-term liabilities are unrecognized tax benefits, income tax liabilities, self-insurance reserves and deferred taxes.

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

Revenue Recognition

We generate revenue from the sale of products and services, both as a principal and as an agent. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the transaction price consideration that we expect to receive in exchange for those goods or services. Our revenue excludes sales and usage-based taxes collected and is reported net of sales refunds, which includes an estimate of future returns and contract cancellations based on historical refund rates, with a corresponding reduction to cost of sales. We defer the revenue associated with any unsatisfied performance obligation until the obligation is satisfied, i.e., when control of a product is transferred to the customer or a service is completed.

Product Revenue

Product revenue is recognized when the customer takes physical control, either in our stores or at their home. Any fees charged to customers for delivery are a component of the transaction price and are recognized when delivery has been completed. We use delivery information at an individual contract level to determine when to recognize revenue for delivered products and any related delivery fee revenue.

In most cases, we are the principal to product contracts as we have control of the physical products prior to transfer to the customer. Accordingly, revenue is recognized on a gross basis. For certain sales, primarily activation-based software licenses and third-party stored-value cards, we are the sales agent providing access to the content and recognize commission revenue net of amounts due to third parties who fulfill the performance obligation. For these sales, control passes upon providing access of the content to the customer.

Warranty obligations associated with the sale of our exclusive brands products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Services - When we are the principal

We recognize revenue for services, such as installation, set-up, software troubleshooting, product repair, consultation and educational classes once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the service or serviced product. Payment terms are typically at the point of sale, but may also occur upon completion of the service. Our service contracts are primarily with retail customers, merchandise vendors (for factory warranty repairs) and third-party underwriters who sell extended warranty protection plans.

For technical support membership contracts (for example, our Total Tech Support offering), we are responsible for fulfilling the support services to customers. These contracts have terms ranging from one month to three years and typically contain several performance obligations. Payment for the membership contracts is due at the start of the contract period. We have determined that our contracts do not include a significant financing component. The primary purpose of our payment terms is to provide customers with a simplified method of purchasing our services, not to provide customers with financing. For performance obligations provided over time, we recognize revenue on a usage basis, an input method of measuring progress over the related contract term. This method is derived by analysis of historical utilization patterns as this depicts when customers use the services and, accordingly, when delivery of the performance obligation occurs. There is judgment in (1) determining the level at which we apply a portfolio approach to these contracts; (2) measuring the relative standalone selling price for performance obligations within these contracts to the extent that they are only bundled and sold to customers with other performance obligations, or alternatively, using a cost-plus margin approach; and, (3) assessing the pattern of delivery across multiple portfolios of customers, including estimating current and future usage patterns. When insufficient history of usage is available, we generally recognize revenue ratably over the life of the contract.

Services - When we are the agent

On behalf of third-party underwriters, we sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue at a point in time when the corresponding product revenue is recognized. In addition, in some cases we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the financial performance of the underwriter’s protection plan portfolio. We do not share in any losses of the portfolio. We record any profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs during our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year. Service and commission revenues earned from the sale of extended warranties represented approximately 2% of revenue in fiscal 2020, fiscal 2019 and fiscal 2018.

We earn commissions from mobile network carriers to sell service contracts on their platforms. Revenue is recognized when control passes at a point in time upon sale of the contract and activation of the customer on the provider’s platform. The time between when we activate the service with the customer and when we receive payment from the content provider is generally within 30 to 60 days, which is after control has passed. Activation commissions are subject to repayment to the carrier primarily in the event of customer cancellation for specified time periods after the sale. Commission revenue from mobile network carriers is reported net of the expected cancellations, which we estimate based on historical cancellation rates.

Credit Card Revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Approximately 25% of revenue in fiscal 2020, fiscal 2019 and fiscal 2018 was transacted using one of our branded cards. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partners based on the annual performance of their corresponding portfolio, and we receive quarterly payments based on forecasts of full-year performance. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each quarter when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically quarterly. Profit-share payments occur quarterly, shortly after the end of each program quarter.

Best Buy Gift Cards

We sell Best Buy gift cards to our customers in our retail stores, online and through select third parties. Our gift cards do not expire. We recognize revenue from gift cards when the card is redeemed by the customer. We also recognize revenue for the portion of gift card values that is not expected to be redeemed ("breakage"). We estimate breakage based on historical patterns and other factors, such as laws and regulations applicable to each jurisdiction. We recognize breakage revenue using a method that is consistent with customer redemption patterns. Typically, over 90% of gift card redemptions (and therefore recognition of over 90% of gift card breakage revenue) occur within one year of issuance. There is judgment in assessing (1) the level at which we group gift cards for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of gift cards which we do not expect to be redeemed. Gift card breakage income was $35 million, $34 million and $40 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a gift card at the time of purchase or an instant savings coupon that can be redeemed towards a future purchase. For sales incentives issued to customers that are only earned in conjunction with the purchase of products or services, the sales incentives represent an option that is a material right and, accordingly, is a performance obligation in the contract. The revenue allocated to these sales incentives is deferred as a contract liability and is based on the cards or coupons that are projected to be redeemed. We recognize revenue for this performance obligation when it is redeemed by the customer or when it is not expected to be redeemed. There is judgment in determining (1) the level at which we group incentives based on similar redemption patterns, (2) future redemption patterns, and (3) the ultimate number of incentives that we do not expect to be redeemed.

We also issue coupons that are not earned in conjunction with a purchase of a product or service, typically as part of targeted marketing activities. This is not a performance obligation, but is recognized as a reduction of the transaction price when redeemed by the customer.

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each purchase completed with us or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases. Depending on the customer's membership level within our loyalty program, certificate expirations typically range from 2 to 6 months from the date of issuance. Our loyalty programs represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by our loyalty program members is deferred and included in Accrued liabilities on our Consolidated Balance Sheets based on the percentage of points that are projected to be redeemed. We recognize revenue for this performance obligation over time when a certificate is estimated to be redeemed by the customer. There is inherent judgment in estimating the value of our customer loyalty programs as they are susceptible to factors outside of our influence, particularly customer redemption activity. However, we have significant experience in estimating the amount and timing of redemptions of certificates, based primarily on historical data.

Cost of Sales and Selling, General and Administrative Expenses

The following table illustrates the primary costs classified in each major expense category.

Cost of Sales
Cost of products sold, including:
Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers
Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs
Cash discounts on payments to merchandise vendors
Physical inventory losses
Markdowns
Customer shipping and handling expenses
Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs and depreciation
Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores
Cost of services provided, including:
Payroll and benefit costs for services employees
Cost of replacement parts and related freight expenses

Selling, General and Administrative Expenses
Payroll and benefit costs for retail and corporate employees
Occupancy and maintenance costs of retail, services and corporate facilities
Depreciation and amortization related to retail, services and corporate assets
Advertising costs
Vendor allowances that are a reimbursement of specific, incremental and identifiable costs
Tender costs, including bank charges and costs associated with credit and debit card interchange fees
Charitable contributions
Outside and outsourced service fees
Long-lived asset impairment charges
Other administrative costs, such as supplies, travel and lodging

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

Advertising Costs

Advertising costs, which are included in SG&A, are expensed over the period in which the advertisement is customer-facing. Advertising costs consist primarily of digital and television advertisements, as well as agency fees and production costs. Advertising expenses were $840 million, $777 million and $776 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

Stock-Based Compensation

We apply the fair value recognition provisions of accounting guidance as they relate to our stock-based compensation, which requires us to recognize expense for the fair value of our stock-based compensation awards. Compensation expense is recognized over the period in which services are required. It is recognized on a straight-line basis, except where there are performance awards that vest on a graded basis, in which case the expense for these awards is front-loaded or recognized on a graded-attribution basis.

Comprehensive income (loss)

Comprehensive income (loss) is computed as net earnings plus certain other items that are recorded directly to shareholders' equity. In addition to net earnings, the significant component of comprehensive income (loss) includes foreign currency translation adjustments.

2.  Acquisitions

GreatCall, Inc.

On October 1, 2018, we acquired all of the outstanding shares of GreatCall, Inc. (“GreatCall”) for net cash consideration of $787 million. GreatCall, a leading connected health services provider for aging consumers, offers easy-to-use mobile products and connected devices, tailored for seniors. These products are combined with a range of services, including a simple, one-touch connection to U.S.-based, specially-trained agents who can connect the user to family caregivers, provide concierge services and dispatch emergency personnel. The acquisition of GreatCall is aligned with our strategy to address health and wellness with a focus on aging consumers and how technology can help them live more independent lives.

The acquisition was accounted for using the acquisition method of accounting for business combinations. All of the goodwill was assigned to our Best Buy Health reporting unit within our Domestic reportable segment, the majority of which was deductible for income tax purposes. We recorded $13 million of transaction costs in fiscal 2019 related to the acquisition within SG&A expenses on our Consolidated Statements of Earnings. Results of operations from the date of acquisition were included within our Best Buy Health operating segment, Domestic reportable segment and our Services revenue category. The acquisition of GreatCall was not material to the results of our operations.

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

(1)The adjusted fair value of Intangible assets included consumer customer relationships of $235 million (amortized over 5 years), tradename of $63 million (amortized over 8 years), developed technology of $52 million (amortized over 5 years) and commercial customer relationships of $23 million (amortized over 10 years).

(2)Measurement period adjustments included the finalization of the working capital adjustment.

Critical Signal Technologies, Inc.

On May 9, 2019, we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”), a health services company, for net cash consideration of $125 million. The acquisition of CST is aligned with our strategy to address health and wellness with a focus on aging seniors and how technology can help them live longer in their homes.

The acquisition was accounted for using the acquisition method of accounting for business combinations. The purchase price allocation for the assets acquired and liabilities assumed is substantially complete, but may be subject to immaterial changes. The acquired assets were primarily comprised of $83 million of customer relationships (amortized over 15 years) recorded within Other assets on our Consolidated Balance Sheets. Goodwill of $52 million was recorded and assigned to our Best Buy Health reporting unit and is not expected to be deductible for income tax purposes. We recorded $3 million of transaction costs in fiscal 2020 related to the acquisition within SG&A expenses on our Consolidated Statements of Earnings. Results of operations from the date of acquisition were included within our Best Buy Heath operating segment, Domestic reportable segment and Services revenue category. The acquisition of CST is not material to the results of our operations.

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

3.   Goodwill and Intangible Assets

Goodwill

Goodwill balances by reportable segment were as follows ($ in millions):

	February 1, 2020		February 2, 2019
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,051	$(67)	$982	$(67)
International	608	(608)	608	(608)
Total	$1,659	$(675)	$1,590	$(675)

No goodwill impairment charges were recorded in fiscal 2020 or fiscal 2019.

Indefinite-Lived Intangible Assets

We have indefinite-lived intangible assets primary related to our Pacific Sales tradename, which are recorded within Other assets on our Consolidated Balance Sheets. The carrying value of indefinite-lived intangible assets was $18 million as of February 1, 2020, and February 2, 2019.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Consolidated Balance Sheets as follows ($ in millions):

	February 1, 2020		February 2, 2019		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of February 1, 2020 (in years)
Customer relationships	$339	$70	$258	$16	7.1
Tradename	63	10	63	3	6.7
Developed technology	56	15	52	4	3.6
Total	$458	$95	$373	$23	6.6

Amortization expense was as follows ($ in millions):

	Statement of Earnings Location	2020	2019	2018
Amortization expense	SG&A	$72	$23	$-

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Fiscal Year	Amount
2021	$74
2022	74
2023	74
2024	54
2025	16
Thereafter	71

4.   Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	February 1, 2020	February 2, 2019
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$524	$98
Commercial paper(2)	Cash and cash equivalents	Level 2	75	-
Time deposits(3)	Cash and cash equivalents	Level 2	185	300
Money market funds(2)	Other current assets	Level 1	16	82
Time deposits(3)	Other current assets	Level 2	101	101
Foreign currency derivative instruments(4)	Other current assets	Level 2	1	-
Marketable securities that fund deferred compensation(5)	Other assets	Level 1	48	44
Interest rate swap derivative instruments(4)	Other assets	Level 2	89	26

Liabilities
Interest rate swap derivative instruments(4)	Long-term liabilities	Level 2	-	1

(1)Balance sheet location is determined by the length to maturity from the current period-end date.

(2)Valued at quoted market prices.

(3)Valued at face value plus accrued interest, which approximates fair value.

(4)Valued using readily observable market inputs. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market.

(5)Valued using select mutual fund performance that trade with sufficient frequency and volume to obtain pricing information on an ongoing basis.

Fair Value of Financial Instruments

The fair values of cash, receivables, accounts payable and other payables approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate their fair values.

Long-term debt is presented at carrying value on our Consolidated Balance Sheets. If our long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	February 1, 2020		February 2, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,322	$1,239	$1,178	$1,175

(1)Excludes debt discounts and issuance costs. Also excludes finance lease obligations as of February 1, 2020, and financing and capital lease obligations as of February 2, 2019.

5.   Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations, and interest rate swaps to mitigate the effect of interest rate fluctuations on our 2021 Notes and 2028 Notes. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Consolidated Balance Sheets at fair value. See Note 4, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

	Notional Amount
Contract Type	February 1, 2020	February 2, 2019
Derivatives designated as net investment hedges	$129	$15
Derivatives designated as interest rate swap contracts	1,150	1,150
No hedging designation (foreign exchange forward contracts)	31	9
Total	$1,310	$1,174

Effects of our derivative instruments on our Consolidated Statements of Earnings were as follows ($ in millions):

.

		Gain (Loss) Recognized
Contract Type	Statement of Earnings Location	2020	2019
Interest rate swap contracts	Interest expense	$64	$31
Adjustments to carrying value of long-term debt	Interest expense	(64)	(31)
Total with hedging designation		$—	$—

6.   Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 17, 2018, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the "Facility") with a syndicate of banks. The Facility permits borrowings of up to $1.25 billion and expires in April 2023, with no borrowings outstanding as of February 1, 2020, and February 2, 2019.

The interest rate under the Facility is variable and, barring certain events of default, is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Facility, the ABR Margin ranges from 0.00% to 0.30%, the LIBOR Margin ranges from 0.80% to 1.30% and the facility fee ranges from 0.08% to 0.20%.

The Facility is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries' ability to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and other fundamental changes; or engage in certain transactions with our affiliates. The Facility also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Facility contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. At February 1, 2020, we were in compliance with all such covenants.

On March 19, 2020, we drew down the full amount of the Facility to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of COVID-19. The interest rate for this draw under the Facility is variable at the 7-day LIBOR plus a variable margin rate of 1.015%. The proceeds and resulting liability from the Facility will be included in Cash and cash equivalents and Short-term debt, respectively, on our Consolidated Balance Sheets.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	February 1, 2020	February 2, 2019
2021 Notes	$650	$650
2028 Notes	500	500
Interest rate swap valuation adjustments	89	25
Subtotal	1,239	1,175
Debt discounts and issuance costs	(6)	(7)
Financing lease obligations (1)	-	181
Capital lease obligations (1)	-	39
Finance lease obligations (1)	38	-
Total long-term debt	1,271	1,388
Less current portion	14	56
Total long-term debt, less current portion	$1,257	$1,332

(1)See Note 10, Leases, for additional information regarding our lease obligations.

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

2028 Notes

In September 2018, we issued $500 million principal amount of notes due October 1, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 4.45% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2019. Net proceeds from the issuance were $495 million after underwriting and issuance discounts totaling $5 million.

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

Fair Value and Future Maturities

See Note 4, Fair Value Measurements, for the fair value of long-term debt.

At February 1, 2020, the future maturities of long-term debt, net of interest rate swaps and excluding debt discounts, issuance costs and lease obligations (see Note 10, Leases, for future lease payments), consisted of the following ($ in millions):

Fiscal Year	Amount
2021	$-
2022	664
2023	-
2024	-
2025	-
Thereafter	575
Total long-term debt	$1,239

7.   Shareholders' Equity

Stock Compensation Plans

Our Best Buy Co., Inc. Amended and Restated 2014 Omnibus Incentive Plan (the "Omnibus Plan") authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards up to a total of 22.5 million shares. We have not granted incentive stock options under the Omnibus Plan. Under the terms of the Omnibus Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the Omnibus Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. Awards granted, forfeited or canceled under the previous plan, the 2004 Omnibus Stock and Incentive Plan, after February 1, 2014, adjust the amount available under the Omnibus Plan. At February 1, 2020, a total of 9.4 million shares were available for future grants under the Omnibus Plan.

Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continued to vest in accordance with the original vesting schedule and will expire at the end of their original terms.

Our outstanding stock options have a 10-year term. Outstanding stock options issued to employees generally vest over a three year period. Share awards vest based either upon attainment of specified goals or solely upon continued employment ("time-based"). Outstanding share awards that are not time-based vest at the end of a three-year incentive period based upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index ("market-based") or upon the achievement of company performance goals ("performance-based"). Generally, time-based share awards vest 33% on each of the three annual anniversary dates following the grant date. Time-based share awards to directors vest one year from the grant date.

Stock-based compensation expense was as follows ($ in millions):

	2020	2019	2018
Stock options	$7	$3	$6
Share awards:
Market-based	13	15	19
Performance-based	28	20	13
Time-based	95	85	91
Total	$143	$123	$129

Stock Options

Stock option activity was as follows:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at February 2, 2019	2,358	$33.47
Granted	719	$69.17
Exercised	(1,461)	$27.92
Outstanding at February 1, 2020	1,616	$54.38	6.9	$49
Vested or expected to vest at February 1, 2020	1,616	$54.38	6.9	$49
Exercisable at February 1, 2020	712	$38.29	4.3	$33

The weighted-average grant-date fair value of stock options granted during fiscal 2020, fiscal 2019 and fiscal 2018 was $19.81, $20.34 and $12.52, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2020, fiscal 2019 and fiscal 2018, was $59 million, $33 million and $57 million, respectively. At February 1, 2020, there was $10 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.9 years.

Net cash proceeds from the exercise of stock options were $40 million, $30 million and $156 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

There was $14 million, $7 million and $19 million of income tax benefits realized from stock option exercises in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

We estimated the fair value of each stock option on the date of grant using a lattice valuation model with the following assumptions:

Valuation Assumptions	2020			2019			2018
Risk-free interest rate(1)	1.9%	-	2.5%	1.9%	-	2.8%	0.9%	-	2.6%
Expected dividend yield	2.9%			2.7%			3.0%
Expected stock price volatility(2)	36%			39%			38%
Expected life of stock options (in years)(3)	7.4			6.5			6.0

(1)Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options

(2)In projecting expected stock price volatility, we consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)We estimate the expected life of stock options based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined using Monte-Carlo simulation. A summary of the status of our non-vested market-based share awards was as follows (shares in millions):

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 2, 2019	1,187	$40.07
Granted	584	$72.90
Vested	(1,025)	$29.90
Forfeited/canceled	(54)	$58.96
Outstanding at February 1, 2020	692	$59.84

At February 1, 2020, there was $15 million of unrecognized compensation expense related to non-vested market-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our non-vested time-based share awards was as follows (shares in millions):

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 2, 2019	4,098	$47.13
Granted	1,880	$68.80
Vested	(1,868)	$45.01
Forfeited/canceled	(258)	$62.23
Outstanding at February 1, 2020	3,852	$57.81

At February 1, 2020, there was $116 million of unrecognized compensation expense related to non-vested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during vesting when the employee is not entitled to dividends.

A summary of the status of our non-vested performance-based share awards was as follows (shares in millions):

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding at February 2, 2019	819	$52.78
Granted	516	$68.90
Vested	(274)	$42.08
Forfeited/canceled	(108)	$59.80
Outstanding at February 1, 2020	953	$63.82

At February 1, 2020, there was $30 million of unrecognized compensation expense related to non-vested performance-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding, and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive securities include stock options and non-vested share awards. Non-vested market-based share awards and non-vested performance-based share awards are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods.

At February 1, 2020, options to purchase common stock were all in the money and outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	0.7	100%	$38.29	0.9	100%	$67.04	1.6	100%	$54.38

Reconciliations of the numerators and denominators of basic and diluted earnings per share from continuing operations were as follows ($ and shares in millions, except per share amounts):

	2020	2019	2018
Numerator
Net earnings from continuing operations	$1,541	$1,464	$999
Denominator
Weighted-average common shares outstanding	264.9	276.4	300.4
Effect of potentially dilutive securities:
Stock options and other	3.2	5.0	6.7
Weighted-average common shares outstanding, assuming dilution	268.1	281.4	307.1
Anti-dilutive securities excluded from Weighted-average common shares outstanding, assuming dilution	0.8	0.2	-
Net earnings per share from continuing operations
Basic	$5.82	$5.30	$3.33
Diluted	$5.75	$5.20	$3.26

Repurchase of Common Stock

On February 23, 2019, our Board of Directors authorized a $3.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	2020	2019	2018
Total cost of shares repurchased	$1,009	$1,493	$2,009
Average price per share	$72.34	$70.28	$57.16
Number of shares repurchased and retired	14.0	21.2	35.1

Between the end of fiscal 2020 on February 1, 2020, and March 18, 2020, we repurchased an incremental 0.6 million shares of our common stock at a cost of $56 million. We have since temporarily suspended all share repurchases. Repurchased shares have been retired and constitute authorized but unissued shares.

8.  Revenue

We generate all of our revenue from contracts with customers from the sale of products and services. Contract balances primarily consist of receivables and contract liabilities related to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed, and options that provide a material right to customers, such as our customer loyalty programs. Contract balances were as follows ($ in millions):

	February 1, 2020	February 2, 2019
Receivables(1)	$567	$565
Short-term contract liabilities included in:
Unredeemed gift cards	281	290
Deferred revenue	501	446
Accrued liabilities	139	146
Long-term contract liabilities included in:
Long-term liabilities	9	11

(1)Receivables are recorded net of allowances for doubtful accounts of $14 million and $13 million as of February 1, 2020, and February 2, 2019, respectively.

During fiscal 2020 and fiscal 2019, $890 million and $871 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

See Note 14, Segment and Geographic Information, for information on our revenue by reportable segment and product category.

9.   Restructuring

Restructuring charges were as follows ($ in millions):

	2020	2019	2018
U.S. Retail Operating Model	$41	$-	$-
Best Buy Mobile	-	47	9
Other	-	(1)	1
Total	$41	$46	$10

U.S. Retail Operating Model

In the second quarter of fiscal 2020, we made changes primarily related to our U.S. retail operating model to increase organization effectiveness and create a more seamless customer experience across all channels. All charges incurred, including $10 million related to a voluntary early retirement offer, related to termination benefits from continuing operations within our Domestic segment.

Restructuring accrual activity related to this plan was as follows ($ in millions):

Termination Benefits
Balance at February 2, 2019	$-
Charges	48
Cash payments	(25)
Adjustments(1)	(7)
Balance at February 1, 2020	$16

(1)Adjustments are related to higher-than-expected employee retention, and therefore lower severance expense.

Best Buy Mobile

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. This decision was a result of changing economics in the mobile industry since we began opening these stores in 2006, along with the integration of our mobile model into our core stores and on-line channel, which are more economically compelling today. All charges incurred were from continuing operations within our Domestic segment. No restructuring accrual related to this plan remains as of February 1, 2020.

Restructuring charges related to this plan were as follows ($ in millions):

	2019	2018	Cumulative Amount
Property and equipment impairments	$-	$1	$1
Termination benefits	(2)	8	6
Facility closure and other costs	49	-	49
Total	$47	$9	$56

Restructuring accrual activity related to this plan was as follows ($ in millions):

	Termination Benefits	Facility Closure and Other Costs	Total
Balances at February 3, 2018	$8	$-	$8
Charges	1	49	50
Cash payments	(6)	(48)	(54)
Adjustments(1)	(3)	-	(3)
Balances at February 2, 2019	$-	$1	$1

(1)Adjustments represent changes in retention assumptions.

Other

Other restructuring charges primarily relate to our Canadian brand consolidation initiated in fiscal 2016 and Renew Blue initiated in fiscal 2013. We may continue to incur immaterial adjustments for changes in sublease assumptions or potential lease buyouts. In addition, lease payments for vacated stores will continue until leases expire or are terminated.

10.   Leases

In the first quarter of fiscal 2020, we adopted ASU 2016-02, Leases. See Note 1, Summary of Significant Accounting Policies, for information regarding our adoption and accounting policy for leases.

Supplemental balance sheet information related to our leases was as follows ($ in millions):

	Balance Sheet Location	February 1, 2020
Assets
Operating leases	Operating lease assets	$2,709
Finance leases	Property under finance leases, net(1)	35
Total lease assets		$2,744
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$660
Finance leases	Current portion of long-term debt	14
Non-current:
Operating leases	Long-term operating lease liabilities	2,138
Finance leases	Long-term debt	24
Total lease liabilities		$2,836

(1)Finance leases are recorded net of accumulated depreciation of $54 million.

Components of our total lease cost were as follows ($ in millions):

	Statement of Earnings Location	2020
Operating lease cost(1)	Cost of sales and SG&A(2)	$780
Finance lease cost:
Depreciation of lease assets	Cost of sales and SG&A(2)	13
Interest on lease liabilities	Interest expense	2
Variable lease cost	Cost of sales and SG&A(2)	265
Sublease income	SG&A	(16)
Total lease cost		$1,044

(1)Includes short-term leases, which are immaterial.

(2)Supply chain-related amounts are included in Cost of sales.

Other information related to our leases was as follows ($ in millions):

2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$810
Operating cash flows from finance leases	2
Financing cash flows from finance leases	15
Lease assets obtained in exchange for new lease liabilities:
Operating leases	676
Finance leases	10
Weighted average remaining lease term (in years):
Operating leases	5.3
Finance leases	5.0
Weighted average discount rate:
Operating leases	3.3%
Finance leases	4.2%

Future lease payments under our non-cancellable leases as of February 1, 2020, were as follows ($ in millions):

.

	Operating Leases(1)	Finance Leases(1)
Fiscal 2021	$738	$15
Fiscal 2022	678	11
Fiscal 2023	521	7
Fiscal 2024	388	3
Fiscal 2025	279	2
Thereafter	456	5
Total future undiscounted lease payments	3,060	43
Less imputed interest	262	5
Total reported lease liability	$2,798	$38

(1)Lease payments exclude $158 million of legally binding fixed costs for leases signed but not yet commenced.

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

11.   Income Taxes

Reconciliations of the federal statutory income tax rate to income tax expense were as follows ($ in millions):

	2020	2019	2018
Federal income tax at the statutory rate	$419	$396	$613
State income taxes, net of federal benefit	62	58	44
Benefit from foreign operations	(2)	-	(85)
Other	(27)	(7)	(37)
Tax Act	-	(23)	283
Income tax expense	$452	$424	$818
Effective income tax rate	22.7%	22.4%	45.0%

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

Earnings from continuing operations before income tax expense by jurisdiction were as follows ($ in millions):

	2020	2019	2018
United States	$1,704	$1,574	$1,480
Foreign	289	314	337
Earnings from continuing operations before income tax expense	$1,993	$1,888	$1,817

Income tax expense was comprised of the following ($ in millions):

	2020	2019	2018
Current:
Federal	$261	$275	$547
State	73	75	59
Foreign	48	64	50
	382	414	656
Deferred:
Federal	56	4	141
State	8	-	11
Foreign	6	6	10
	70	10	162
Income tax expense	$452	$424	$818

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	February 1, 2020	February 2, 2019
Deferred revenue	$57	$52
Compensation and benefits	57	74
Stock-based compensation	34	35
Other accrued expenses	37	40
Accrued property expenses	13	46
Operating lease liabilities	734	-
Loss and credit carryforwards	127	134
Other	46	38
Total deferred tax assets	1,105	419
Valuation allowance	(96)	(91)
Total deferred tax assets after valuation allowance	1,009	328
Inventory	(40)	(61)
Property and equipment	(237)	(184)
Operating lease assets	(692)	-
Goodwill and intangibles	(45)	(12)
Other	(15)	(16)
Total deferred tax liabilities	(1,029)	(273)
Net deferred tax assets (liabilities)	$(20)	$55

Deferred taxes were presented as follows ($ in millions):

Balance Sheet Location	February 1, 2020	February 2, 2019
Other assets	$9	$55
Long-term liabilities	(29)	-
Net deferred tax assets (liabilities)	$(20)	$55

At February 1, 2020, we had deferred tax assets for net operating loss carryforwards from international operations of $78 million, of which $73 million will expire in various years through 2037 and the remaining amounts have no expiration; acquired U.S. federal net operating loss carryforwards of $15 million, of which $11 million will expire in various years between 2023 and 2037 and the remaining amounts have no expiration; U.S. federal foreign tax credit carryforwards of $6 million, which expire between 2024 and 2030; U.S. federal capital loss carryforwards of $4 million, which expire between 2023 and 2025; state credit carryforwards of $8 million, which expire between 2022 and 2039; state net operating loss carryforwards of $6 million, which expire between 2021 and 2039; international credit carryforwards of $2 million, which have no expiration; and international capital loss carryforwards of $8 million, which have no expiration.

At February 1, 2020, a valuation allowance of $96 million had been established, of which $5 million is against U.S. federal foreign tax credit carryforwards; $8 million is against international capital loss carryforwards; $78 million is against international and state net operating loss carryforwards; $1 million is against international credit carryforwards; and $4 million is against other state deferred tax assets. The $5 million increase from February 2, 2019, is primarily due to the current year loss activity from international net operating loss carryforwards, as well as the acquired state net operating loss carryforwards, partially offset by the expiration of certain international net operating loss carryforwards.

Reconciliations of changes in unrecognized tax benefits were as follows ($ in millions):

	2020	2019	2018
Balances at beginning of period	$300	$279	$374
Gross increases related to prior period tax positions	1	4	19
Gross decreases related to prior period tax positions	(5)	(12)	(126)
Gross increases related to current period tax positions	34	36	29
Settlements with taxing authorities	-	(1)	(12)
Lapse of statute of limitations	(12)	(6)	(5)
Balances at end of period	$318	$300	$279

Unrecognized tax benefits of $300 million, $282 million and $263 million at February 1, 2020, February 2, 2019, and February 3, 2018, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $11 million, interest expense of $10 million and interest income of $10 million was recognized in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. At February 1, 2020, February 2, 2019, and February 3, 2018, we had accrued interest of $67 million, $53 million and $42 million, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before fiscal 2011.

Changes in state, federal, and foreign tax laws may increase or decrease our tax contingencies. The timing of the resolution of income tax examinations and controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various tax authorities or reach resolutions of income tax examinations or controversies in one or more jurisdictions. These assessments, resolutions, or law changes could result in changes to our gross unrecognized tax benefits. The actual amount of any changes could vary significantly depending on the ultimate timing and nature of any assessments, resolutions or law changes. An estimate of the amount or range of such changes cannot be made at this time.

12.   Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. The total employer contributions were $73 million, $67 million and $62 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

We offer a non-qualified, unfunded deferred compensation plan for highly-compensated employees and members of our Board of Directors. Amounts contributed and deferred under the plan are invested in options offered under the plan and elected by the participants. The liability for compensation deferred under the plan was $22 million and $23 million at February 1, 2020, and February 2, 2019, respectively, and is included in Long-term liabilities on our Consolidated Balance Sheets. See Note 4, Fair Value Measurements, for the fair value of assets held for deferred compensation.

13.   Contingencies and Commitments

We are involved in a number of legal proceedings. Where appropriate, we have made accruals with respect to these matters, which are reflected on our Consolidated Financial Statements. However, there are cases where liability is not probable or the amount cannot be reasonably estimated and, therefore, accruals have not been made. We provide disclosure of matters where we believe it is reasonably possible the impact may be material to our Consolidated Financial Statements.

We had outstanding letters of credit with an aggregate fair value of $81 million at February 1, 2020.

14.   Segment and Geographic Information

Segment and product category revenue information was as follows ($ in millions):

	2020	2019	2018
Revenue by reportable segment
Domestic	$40,114	$39,304	$38,662
International	3,524	3,575	3,489
Total revenue	$43,638	$42,879	$42,151

	2020	2019	2018
Revenue by product category
Domestic
Computing and Mobile Phones	$17,819	$17,439	$17,386
Consumer Electronics	13,129	12,959	12,841
Appliances	4,493	4,020	3,717
Entertainment	2,388	2,952	2,905
Services	2,126	1,783	1,674
Other	159	151	139
Total Domestic revenue	$40,114	$39,304	$38,662
International
Computing and Mobile Phones	$1,580	$1,625	$1,612
Consumer Electronics	1,163	1,103	1,102
Appliances	317	324	273
Entertainment	209	258	254
Services	199	184	174
Other	56	81	74
Total International revenue	$3,524	$3,575	$3,489

Segment operating income and asset information was as follows ($ in millions):

	2020	2019	2018
Operating income by reportable segment
Domestic(1)	$1,907	$1,797	$1,752
International	102	103	91
Total operating income	2,009	1,900	1,843
Other income (expense):
Gain on sale of investments	1	12	1
Investment income and other	47	49	48
Interest expense	(64)	(73)	(75)
Earnings before income tax expense	$1,993	$1,888	$1,817
Assets
Domestic	$14,247	$11,908	$11,553
International	1,344	993	1,496
Total assets	$15,591	$12,901	$13,049
Capital expenditures
Domestic	$691	$770	$606
International	52	49	82
Total capital expenditures	$743	$819	$688
Depreciation
Domestic	$681	$687	$631
International	59	60	52
Total depreciation	$740	$747	$683

(1)The Domestic segment operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to souring products into the U.S.

Geographic Information

Geographic information was as follows ($ in millions):

	2020	2019	2018
Revenue from external customers
United States	$40,114	$39,304	$38,662
Canada	3,125	3,214	3,187
Other	399	361	302
Total revenue from external customers	$43,638	$42,879	$42,151
Property and equipment, net
United States	$2,150	$2,321	$2,205
Canada	140	161	190
Other	38	28	26
Total property and equipment, net	$2,328	$2,510	$2,421

15.   Quarterly Financial Information (Unaudited)

Unaudited quarterly results were as follows ($ in millions, except per share amounts):

	Quarter
	1st	2nd	3rd	4th	Fiscal Year
Fiscal 2020
Revenue	$9,142	$9,536	$9,764	$15,196	$43,638
Gross profit	$2,169	$2,283	$2,361	$3,235	$10,048
Operating income	$334	$313	$395	$967	$2,009
Net earnings	$265	$238	$293	$745	$1,541
Basic earnings per share(1)	$0.99	$0.89	$1.11	$2.87	$5.82
Diluted earnings per share(1)	$0.98	$0.89	$1.10	$2.84	$5.75

	Quarter
	1st	2nd	3rd	4th	Fiscal Year
Fiscal 2019
Revenue	$9,109	$9,379	$9,590	$14,801	$42,879
Gross profit	$2,125	$2,229	$2,324	$3,283	$9,961
Operating income	$265	$335	$322	$978	$1,900
Net earnings	$208	$244	$277	$735	$1,464
Basic earnings per share(1)	$0.74	$0.88	$1.01	$2.73	$5.30
Diluted earnings per share(1)	$0.72	$0.86	$0.99	$2.69	$5.20

(1)The sum of our quarterly diluted earnings per share does not equal our annual diluted earnings per share due to differences in quarterly and annual weighted-average shares outstanding.

16.   Subsequent Events

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic, and we expect our operations in all locations to be affected as the virus continues to proliferate. We have adjusted certain aspects of our operations to protect our employees and customers while still meeting customers’ needs for vital technology. We will continue to monitor the situation closely and it is possible that we will implement further measures. In light of the uncertainty as to the severity and duration of the pandemic, the impact on our revenues, profitability and financial position is uncertain at this time.

On March 19, 2020, we drew down the full amount of the Facility to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of COVID-19. See Note 6, Debt, for additional information. We also temporarily suspended all share repurchases.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 1, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2020, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 1, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2020.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of February 1, 2020, was as follows:

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price per Share of Outstanding Options and Rights(2)	Securities Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by security holders	4,360,967	$54.38	13,126,195

(1)Includes grants of stock options and restricted stock units (which may be market-based, performance-based or time-based) awarded under our 2004 Omnibus Stock and Incentive Plan, as amended, and our 2014 Omnibus Incentive Plan.

(2)Includes weighted-average exercise price of outstanding stock options only.

(3)Excludes securities to be issued upon exercise of outstanding options and rights. Includes 3,750,565 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2020.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2020 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements:

All financial statements as set forth under Item 8 of this report.

2. Supplementary Financial Statement Schedules:

Certain schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

3. Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
2.1	Implementation Agreement, dated April 29, 2013, by and among Best Buy Co., Inc. , Best Buy UK Holdings LP, Best Buy Distributions Limited, New BBED Limited and Carphone Warehouse Group, plc	8-K	2.1	4/30/2013
3.1	Amended and Restated Articles of Incorporation	DEF 14A	n/a	5/12/2009
3.2	Amended and Restated By-Laws	8-K	3.1	6/14/2018
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.2	3/11/2011
4.3	Second Supplement Indenture, dated as of July 16, 2013, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	7/16/2013
4.4	Third Supplemental Indenture, dated as of September 27, 2018, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor	8-K	4.1	9/27/2018
4.5	Description of Securities				X
10.1	Five-Year Credit Agreement dated as of April 17, 2018, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	4/20/2018
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.4	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.	10-Q	10.3	9/6/2012
*10.5	Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	8/21/2012
*10.6	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.7	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.8	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.9	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.10	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	S-8	99	6/27/2014
*10.11	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.12	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.13	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.14	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.15	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.16	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares	10-Q	10.1	6/5/2017
*10.17	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units	10-Q	10.2	6/5/2017
*10.18	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan	S-8	99	6/21/2017

*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)	10-Q	10.2	9/5/2017
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Restricted Shares	10-Q	10.1	6/8/2018
*10.21	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Restricted Stock Units	10-Q	10.2	6/8/2018
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Directors	10-Q	10.1	9/10/2018
*10.23	Employment Agreement, dated April 13, 2019, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	4/15/2019
*10.24	Employment Agreement, dated April 13, 2019, between Corie Barry and Best Buy Co., Inc.	8-K	10.2	4/15/2019
*10.25	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Shares	10-Q	10.1	6/7/2019
*10.25	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Stock Units	10-Q	10.2	6/7/2019
*10.26	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Directors	10-Q	10.1	9/6/2019
*10.27	Best Buy Co., Inc. Long-Term Incentive Program Award Agreement dated June 11, 2019 between R. Mike Mohan and Best Buy Co., Inc.	10-Q	10.2	9/6/2019
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following financial information from our Annual Report on Form 10-K for fiscal 2020, filed with the SEC on March 23, 2020, formatted in Inline Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at February 1, 2020, and February 2, 2019, (ii) the consolidated statements of earnings for the years ended February 1, 2020, February 2, 2019, and February 3, 2018, (iii) the consolidated statements of comprehensive income for the years ended February 1, 2020, February 2, 2019, and February 3, 2018, (iv) the consolidated statements of cash flows for the years ended February 1, 2020, February 2, 2019, and February 3, 2018, (v) the consolidated statements of changes in shareholders' equity for the years ended February 1, 2020, February 2, 2019, and February 3, 2018, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for fiscal 2020, filed with the SEC on March 23, 2020, formatted in iXBRL (included as Exhibit 101).

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

Best Buy Co., Inc.
(Registrant)

By:	/s/ Corie Barry
Corie Barry
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Corie Barry	Chief Executive Officer	March 23, 2020
Corie Barry	(principal executive officer)

/s/ Matthew Bilunas	Chief Financial Officer	March 23, 2020
Matthew Bilunas	(principal financial officer)

/s/ Mathew R. Watson	Senior Vice President, Controller and Chief Accounting Officer	March 23, 2020
Mathew R. Watson	(principal accounting officer)

/s/ Hubert Joly	Executive Chairman	March 23, 2020
Hubert Joly

/s/ Lisa M. Caputo	Director	March 23, 2020
Lisa M. Caputo

/s/ J. Patrick Doyle	Director	March 23, 2020
J. Patrick Doyle

/s/ Russell P. Fradin	Director	March 23, 2020
Russell P. Fradin

/s/ Kathy J. Higgins Victor	Director	March 23, 2020
Kathy J. Higgins Victor

/s/ David W. Kenny	Director	March 23, 2020
David W. Kenny

/s/ Cindy R. Kent	Director	March 23, 2020
Cindy R. Kent

/s/ Karen A. Mcloughlin	Director	March 23, 2020
Karen A. Mcloughlin

/s/ Thomas L. Millner	Director	March 23, 2020
Thomas L. Millner

/s/ Claudia F. Munce	Director	March 23, 2020
Claudia F. Munce

/s/ Richelle P. Parham	Director	March 23, 2020
Richelle P. Parham

/s/ Eugene A. Woods	Director	March 23, 2020
Eugene A. Woods