Form 10-Q
period 2020-05-02
BEST BUY CO INC
filed 2020-05-27
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer 	Non-accelerated Filer 

Smaller Reporting Company 	Emerging Growth Company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No ☒

The registrant had 258,309,045 shares of common stock outstanding as of May 22, 2020.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 2, 2020

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Current assets
Cash and cash equivalents	$3,919	$2,229	$1,561
Receivables, net	749	1,149	833
Merchandise inventories	3,993	5,174	5,195
Other current assets	335	305	425
Total current assets	8,996	8,857	8,014
Property and equipment, net	2,291	2,328	2,334
Operating lease assets	2,631	2,709	2,708
Goodwill	986	984	915
Other assets	701	713	579
Total assets	$15,605	$15,591	$14,550

Liabilities and equity
Current liabilities
Accounts payable	$4,428	$5,288	$4,718
Unredeemed gift card liabilities	257	281	265
Deferred revenue	531	501	409
Accrued compensation and related expenses	213	410	275
Accrued liabilities	769	906	851
Short-term debt	1,250	-	-
Current portion of operating lease liabilities	683	660	639
Current portion of long-term debt	673	14	14
Total current liabilities	8,804	8,060	7,171
Long-term liabilities	694	657	659
Long-term operating lease liabilities	2,076	2,138	2,173
Long-term debt	621	1,257	1,193
Contingencies (Note 10)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 257 million, 256 million and 267 million shares, respectively	26	26	27
Additional paid-in capital	15	-	-
Retained earnings	3,126	3,158	3,038
Accumulated other comprehensive income	243	295	289
Total equity	3,410	3,479	3,354
Total liabilities and equity	$15,605	$15,591	$14,550

NOTE: The Consolidated Balance Sheet as of February 1, 2020, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Revenue	$8,562	$9,142
Cost of sales	6,597	6,973
Gross profit	1,965	2,169
Selling, general and administrative expenses	1,735	1,835
Restructuring charges	1	-
Operating income	229	334
Other income (expense):
Investment income and other	6	14
Interest expense	(17)	(18)
Earnings before income tax expense	218	330
Income tax expense	59	65
Net earnings	$159	$265

Basic earnings per share	$0.61	$0.99
Diluted earnings per share	$0.61	$0.98

Weighted-average common shares outstanding
Basic	258.3	267.6
Diluted	260.4	271.5

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Net earnings	$159	$265
Foreign currency translation adjustments, net of tax	(52)	(5)
Comprehensive income	$107	$260

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Three Months Ended
	May 2, 2020	May 4, 2019
Operating activities
Net earnings	$159	$265
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	207	200
Stock-based compensation	15	36
Deferred income taxes	15	13
Other, net	6	1
Changes in operating assets and liabilities:
Receivables	383	182
Merchandise inventories	1,136	207
Other assets	(12)	(14)
Accounts payable	(816)	(519)
Income taxes	31	10
Other liabilities	(297)	(379)
Total cash provided by operating activities	827	2

Investing activities
Additions to property and equipment	(178)	(193)
Other, net	(1)	1
Total cash used in investing activities	(179)	(192)

Financing activities
Repurchase of common stock	(62)	(98)
Dividends paid	(141)	(134)
Borrowings of debt	1,250	-
Other, net	2	6
Total cash provided by (used in) financing activities	1,049	(226)
Effect of exchange rate changes on cash and cash equivalents	(18)	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	1,679	(417)
Cash, cash equivalents and restricted cash at beginning of period	2,355	2,184
Cash, cash equivalents and restricted cash at end of period	$4,034	$1,767

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at February 1, 2020	256	$26	$-	$3,158	$295	$3,479
Net earnings, three months ended May 2, 2020	-	-	-	159	-	159
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(52)	(52)
Stock-based compensation	-	-	15	-	-	15
Issuance of common stock	2	-	6	-	-	6
Common stock dividends, $0.55 per share	-	-	2	(143)	-	(141)
Repurchase of common stock	(1)	-	(8)	(48)	-	(56)
Balances at May 2, 2020	257	$26	$15	$3,126	$243	$3,410

Balances at February 2, 2019	266	$27	$-	$2,985	$294	$3,306
Adoption of ASU 2016-02	-	-	-	(19)	-	(19)
Net earnings, three months ended May 4, 2019	-	-	-	265	-	265
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	-	-	-	-	(5)	(5)
Stock-based compensation	-	-	36	-	-	36
Issuance of common stock	2	-	11	-	-	11
Common stock dividends, $0.50 per share	-	-	2	(136)	-	(134)
Repurchase of common stock	(1)	-	(49)	(57)	-	(106)
Balances at May 4, 2019	267	$27	$-	$3,038	$289	$3,354

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. The first three months of fiscal 2021 and fiscal 2020 included 13 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 2, 2020, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for the reported periods.

COVID-19

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease ("COVID-19") as a pandemic. Except where otherwise directed by state and local authorities, on March 22, 2020, we made the decision for the health and safety of our customers and employees to move our stores to a contactless, curbside-only operating model. We also suspended in-home delivery, repair and consultation services on March 22, 2020, and resumed these offerings on April 27, 2020, after implementing new safety guidelines.

In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of our $1.25 billion five year senior unsecured revolving credit facility on March 19, 2020. See Note 4, Debt, for additional information. We also suspended all share repurchases.

Since the pandemic had a significant impact on our store operations, we concluded this was a triggering event to review for potential impairments of our store assets. As a result of this analysis, we recorded an immaterial asset impairment charge for a small number of stores within Selling, general and administrative (“SG&A”) expenses for the three months ended May 2, 2020.

We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values as of May 2, 2020, of $444 million and $542 million, respectively. We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. Our most recent goodwill impairment analysis, completed during the fourth quarter of fiscal 2020, indicated an excess of fair value over carrying value for both reporting units. As a result of the impact of COVID-19 on our business, we completed a review for potential impairments of our goodwill in the first quarter of fiscal 2021. As a result of this analysis, we concluded that no impairment had occurred.

On March 27, 2020, in response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the COVID-19 pandemic. As a result of the CARES Act, we intend to defer qualified payroll taxes and claim the employee retention credit, which will be treated as a government subsidy to offset related operating expenses. Based on our preliminary analysis of the CARES Act, we reduced our SG&A expenses for the three months ended May 2, 2020, by $69 million for employee retention credits. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued.

The COVID-19 pandemic remains a rapidly evolving situation. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on consumer confidence and spending, all of which are highly uncertain.

Adopted Accounting Pronouncements

In the first quarter of fiscal 2021, we prospectively adopted the following Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board, all of which had an immaterial impact on our results of operations, cash flows and financial position.

•ASU 2016-13, Measurement of Credit Losses on Financial Instruments

•ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

•ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820)

•ASU 2018-15, Intangibles-Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

Total Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows was as follows ($ in millions):

	May 2, 2020	February 1, 2020	May 4, 2019
Cash and cash equivalents	$3,919	$2,229	$1,561
Restricted cash included in Other current assets	115	126	206
Total cash, cash equivalents and restricted cash	$4,034	$2,355	$1,767

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

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	May 2, 2020	February 1, 2020	May 4, 2019
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$1,153	$524	$18
Commercial paper(2)	Cash and cash equivalents	Level 2	-	75	-
Time deposits(3)	Cash and cash equivalents	Level 2	465	185	60
Money market funds(2)	Other current assets	Level 1	6	16	93
Time deposits(3)	Other current assets	Level 2	101	101	102
Foreign currency derivative instruments(4)	Other current assets	Level 2	6	1	-
Interest rate swap derivative instruments(4)	Other current assets	Level 2	11	-	-
Marketable securities that fund deferred compensation(5)	Other assets	Level 1	45	48	46
Interest rate swap derivative instruments(4)	Other assets	Level 2	107	89	28

Liabilities
Interest rate swap derivative instruments(4)	Long-term liabilities	Level 2	-	-	6

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

Fair Value of Financial Instruments

The fair values of cash, receivables, accounts payable, short-term debt and other payables approximated their carrying values because of the short-term nature of these instruments. With the exception of short-term debt, if these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy; short-term debt would be classified as Level 2. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate their fair values.

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	May 2, 2020		February 1, 2020		May 4, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,315	$1,268	$1,322	$1,239	$1,213	$1,173

(1)Excludes debt discounts, issuance costs and finance lease obligations.

3. Goodwill and Intangible Assets

See Note 1, Basis of Presentation, for impairment considerations for the three months ended May 2, 2020, due to COVID-19. No impairment charges were recorded during the fiscal periods presented.

Goodwill

Balances related to goodwill were as follows ($ in millions):

	May 2, 2020		February 1, 2020		May 4, 2019
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,053	$(67)	$1,051	$(67)	$982	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$1,661	$(675)	$1,659	$(675)	$1,590	$(675)

Indefinite-Lived Intangible Assets

During the three months ended May 2, 2020, we made the decision to phase out our Pacific Sales tradename in our U.S. Best Buy stores over the coming years. Consequently, we reclassified the tradename from an indefinite-lived intangible asset to a definite-lived intangible asset and have no indefinite-lived intangible assets remaining as of May 2, 2020. The carrying value of the tradename was $18 million as of February 1, 2020, and May 4, 2019, respectively, and was recorded within Other assets on our Condensed Consolidated Balance Sheets.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	May 2, 2020		February 1, 2020		May 4, 2019		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of May 2, 2020 (in years)
Customer relationships	$339	$83	$339	$70	$258	$29	6.9
Tradenames	81	13	63	10	63	5	5.5
Developed technology	56	18	56	15	52	6	3.3
Total	$476	$114	$458	$95	$373	$40	6.3

Amortization expense was as follows ($ in millions):

		Three Months Ended
	Statement of Earnings Location	May 2, 2020	May 4, 2019
Amortization expense	SG&A	$19	$17

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2021	$61
Fiscal 2022	80
Fiscal 2023	79
Fiscal 2024	54
Fiscal 2025	16
Fiscal 2026	16
Thereafter	56

4. Debt

Short-Term Debt

We have a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Facility”) with a syndicate of banks. In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a seven-day draw on the full amount of the Facility on March 19, 2020, and rolled this into a three-month draw on March 26, 2020. The Facility remained fully drawn as of May 2, 2020, at an interest rate of three-month LIBOR plus a margin rate of 1.015%. There were no borrowings outstanding as of February 1, 2020, or May 4, 2019.

Information regarding our short-term debt for the three months ended May 2, 2020, was as follows ($ in millions):

	Average Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Short-term debt	$618	$1,250	2.3%

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	May 2, 2020	February 1, 2020	May 4, 2019
Notes, 5.50%, due March 15, 2021	$650	$650	$650
Notes, 4.45%, due October 1, 2028	500	500	500
Interest rate swap valuation adjustments	118	89	23
Subtotal	1,268	1,239	1,173
Debt discounts and issuance costs	(8)	(6)	(7)
Finance lease obligations	34	38	41
Total long-term debt	1,294	1,271	1,207
Less current portion	673	14	14
Total long-term debt, less current portion	$621	$1,257	$1,193

See Note 2, Fair Value Measurements, for the fair value of long-term debt.

5. Revenue

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

	May 2, 2020	February 1, 2020	May 4, 2019
Receivables, net(1)	$396	$567	$484
Short-term contract liabilities included in:
Unredeemed gift cards	257	281	265
Deferred revenue	531	501	409
Accrued liabilities	45	139	139
Long-term contract liabilities included in:
Long-term liabilities	8	9	10

(1)Receivables are recorded net of allowances for doubtful accounts of $29 million, $14 million and $12 million as of May 2, 2020, February 1, 2020, and May 4, 2019, respectively.

During the first three months of fiscal 2021 and fiscal 2020, $492 million and $466 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

See Note 9, Segments, for information on our revenue by reportable segment and product category.

6. Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations, and interest rate swaps to mitigate the effect of interest rate fluctuations on our $650 million principal amount of notes due March 15, 2021, and our $500 million principal amount of notes due October 1, 2028. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Condensed Consolidated Balance Sheets at fair value. See Note 2, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	May 2, 2020	February 1, 2020	May 4, 2019
Derivatives designated as net investment hedges	$126	$129	$15
Derivatives designated as interest rate swaps	1,150	1,150	1,150
No hedge designation (foreign exchange contracts)	21	31	44
Total	$1,297	$1,310	$1,209

Effects of our derivatives on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended
Contract Type	Statement of Earnings Location	May 2, 2020	May 4, 2019
Interest rate swap contracts	Interest expense	$29	$(2)
Adjustments to carrying value of long-term debt	Interest expense	(29)	2
Total		$-	$-

7. Earnings per Share

We compute our basic earnings per share based on the weighted-average common shares outstanding and our diluted earnings per share based on the weighted-average common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued.

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 2, 2020	May 4, 2019
Numerator
Net earnings	$159	$265
Denominator
Weighted-average common shares outstanding	258.3	267.6
Dilutive effect of stock compensation plan awards	2.1	3.9
Weighted-average common shares outstanding, assuming dilution	260.4	271.5

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.6	0.8

Basic earnings per share	$0.61	$0.99
Diluted earnings per share	$0.61	$0.98

8. Repurchase of Common Stock

On February 23, 2019, our Board of Directors ("Board") authorized a $3.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization.

Information regarding the shares we repurchased was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 2, 2020	May 4, 2019
Total cost of shares repurchased	$56	$106
Average price per share	$86.30	$70.77
Number of shares repurchased	0.6	1.5

As of May 2, 2020, $1.9 billion of the $3.0 billion share repurchase authorization was available. On March 21, 2020, we announced the suspension of all share repurchases given the uncertainty surrounding the impact of COVID-19.

9. Segments

Segment and product category revenue information was as follows ($ in millions):

	Three Months Ended
	May 2, 2020	May 4, 2019
Revenue by reportable segment
Domestic	$7,915	$8,481
International	647	661
Total revenue	$8,562	$9,142
Revenue by product category
Domestic
Computing and Mobile Phones	$3,805	$3,851
Consumer Electronics	2,219	2,662
Appliances	935	961
Entertainment	510	473
Services	421	497
Other	25	37
Total Domestic revenue	$7,915	$8,481
International
Computing and Mobile Phones	$309	$305
Consumer Electronics	177	203
Appliances	58	59
Entertainment	57	36
Services	32	43
Other	14	15
Total International revenue	$647	$661

Segment operating income (loss) was as follows ($ in millions):

	Three Months Ended
	May 2, 2020	May 4, 2019
Domestic	$241	$332
International	(12)	2
Total operating income	229	334
Other income (expense):
Investment income and other	6	14
Interest expense	(17)	(18)
Earnings before income tax expense	$218	$330

Assets by segment were as follows ($ in millions):

	May 2, 2020	February 1, 2020	May 4, 2019
Domestic	$14,320	$14,247	$13,332
International	1,285	1,344	1,218
Total assets	$15,605	$15,591	$14,550

10. Contingencies

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

•Business Strategy and COVID-19 Update

•Results of Operations

•Liquidity and Capital Resources

•Off-Balance-Sheet Arrangements and Contractual Obligations

•Significant Accounting Policies and Estimates

•New Accounting Pronouncements

•Safe Harbor Statement Under the Private Securities Litigation Reform Act

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“Fiscal 2020 Form 10-K”), the Risk Factors included in the Fiscal 2020 Form 10-K and in this Form 10-Q, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores, websites and call centers by measuring the change in net sales for a particular period over the comparable prior-period of equivalent length. Comparable sales includes revenue from stores, websites and call centers operating for at least 14 full months. Stores closed more than 14 days, including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters, are excluded from comparable sales until at least 14 full months after reopening. Acquisitions are included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales also includes credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). Comparable online sales are included in comparable sales. Online sales represent those initiated on a website or app, regardless of whether customers choose to pick up product at a store, at an alternative pick-up location or take delivery direct to their homes. All periods presented apply this methodology consistently.

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease ("COVID-19") as a pandemic. Except where otherwise directed by state and local authorities, on March 22, 2020, we transitioned our stores to a contactless, curbside-only operating model. All stores that were temporarily closed as a result of COVID-19 or operating a curbside-only operating model are included in comparable sales.

On October 1, 2018, we acquired all outstanding shares of GreatCall, Inc. (“GreatCall”) and on May 9, 2019, we acquired all outstanding shares of Critical Signal Technologies, Inc. (“CST”). Consistent with our comparable sales policy, the results of GreatCall are included in our comparable sales calculation for the three months ended May 2, 2020, and the results of CST are excluded from our comparable sales calculation for the periods presented.

We believe comparable sales is a meaningful supplemental metric for investors to evaluate revenue performance resulting from growth in existing stores, websites and call centers versus the portion resulting from opening new stores or closing existing stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers' methods.

Interim Sales Data

Within this MD&A, we refer to sales retention based on interim sales data, which we use to monitor transactional revenue performance on a daily or weekly interval. For a period in which we experienced significant shifts in revenue trends as a result of COVID-19 -related impacts, we believe interim sales data provides helpful insight into these trends. The sales retention estimate represents the year-over-year change compared to the same period in the prior fiscal year. Retention is based on absolute sales dollar changes and is not presented in accordance with comparable sales. Interim sales data is unaudited and excludes quarter-end revenue accounting adjustments. Other companies may track interim sales data using different methods and systems, and therefore, the estimated data as presented herein may not be comparable to any data released by other companies.

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

Business Strategy and COVID-19 Update

In the first quarter of fiscal 2021, we generated $8.6 billion in revenue and our Enterprise comparable sales declined by 5.3%. Our GAAP operating income rate decreased by 100 basis points and our non-GAAP operating income rate decreased by 90 basis points, both compared to the first quarter of fiscal 2020. The decreases in both GAAP and non-GAAP operating income were primarily due to the operational disruptions caused by COVID-19. We recorded GAAP diluted EPS of $0.61 and non-GAAP diluted EPS of $0.67, decreases of 38% and 34% compared to the first quarter of fiscal 2020, respectively. Refer to the Consolidated Non-GAAP Financial Measures section below for a detailed reconciliation of items that impacted our non-GAAP operating income and non-GAAP diluted EPS.

The pandemic has changed the way we work, learn, care for ourselves and connect with each other. Against that backdrop, our purpose has never been more relevant: to enrich lives through technology. It is because of that purpose that we were, in virtually every jurisdiction with a stay-at-home order in place, designated an essential retailer because of the products and services we offer.

On March 22, 2020, we proactively moved all our Domestic stores to a contactless, curbside-only operating model, allowing us to safely serve customers and comply with government orders and recommendations. We also halted all in-home installation, repair and consultation services. We did this even in jurisdictions where it was not mandated because we believed it was the best way at the time to keep our customers and employees as safe as possible. This required us to implement a new and highly effective operating model in a matter of 48 hours across our entire Domestic store base.

As a result, we retained approximately 81% of last year’s consolidated sales based on interim sales data during the last six weeks of the first quarter of fiscal 2021 as we operated in the new model. This reflects the strength of our multi-channel capabilities and the strategic investments we have been making over the past several years. It is also a testament to the Best Buy culture and our focus on the customer experience as the entire organization pivoted to execute and support the new model. In mid-March 2020, we began to see a surge in demand for the products that people need to work, learn or entertain from home. For the first quarter of fiscal 2021, we saw strong sales growth in computing, gaming and small appliances. Like many other retailers, we saw a sales benefit during the last three weeks of the first fiscal quarter as customers likely chose to spend some of their government stimulus money on the products and services we provide.

As we entered the second quarter of fiscal 2021, we continued to shift our operating model as we responded to the evolving environment. On May 4, 2020, we began welcoming customers back into our stores by appointment only, following strict social-distancing practices and using appropriate protective equipment. This service allows customers who need to purchase more complex items to consult with one of our sales associates and receive advice tailored to their specific technology needs. We started with approximately 200 stores, and as of May 21, 2020, we have almost 700, or 70%, of our Domestic stores operating this way. Most of the remaining stores are still operating in the curbside-only model, and approximately 40 stores remain completely closed, mainly due to our assessment of employee and customer safety. Customers have responded very positively to this new way of interacting with us in our stores, with 98% of customers surveyed indicating we made them feel safe during the experience. We have also resumed large product delivery, installations and in-home repairs in approximately 80% of U.S. zip codes, while following strict new safety guidelines.

From the very first days of the pandemic we told anyone feeling sick or quarantined that they would keep their job and be paid. We told any employee whose child was home from school that they, too, would be paid. We gave all field employees who were still serving customers or working in our distribution centers a temporary pay increase and, for all others, we paid their normal salaries for a full month as we took the time to determine how to move forward. On April 19, 2020, we furloughed approximately 51,000 Domestic hourly store employees, including nearly all part-time employees. We retained approximately 82% of our full-time store and field employees on our payroll, including the vast majority of In-Home Advisors and Geek Squad Agents. Additionally, some corporate employees are participating in voluntary reduced work weeks and resulting pay, as well as voluntary furloughs.

In addition, our Chief Executive Officer is foregoing 50% of her base salary and the members of the Board of Directors are foregoing 50% of their cash retainer fees. Company executives reporting directly to the Chief Executive Officer are taking a 20% reduction in base salary. The money saved from these temporary pay reductions is being added to the employee hardship fund we established with our founder, Dick Schulze.

Despite the disruption and uncertainty related to COVID-19, we remain focused on executing our Building the New Blue strategy. In many ways, recent events have only reinforced our belief in our strategic direction.

Our multi-year supply chain transformation has been focused on moving facilities closer to our customers and using automation and process improvements to expand fulfillment options, increase delivery speed and improve the delivery and installation experience. This has included significantly improving the ability for customers to order online and pick up at one of our stores. These changes, along with innovative digital advancements allowed our teams to quickly stand up a robust and seamless customer experience for both curbside pickup and the new, in-store consultation process. All of this culminated in Domestic online growth of 155% for the first quarter of fiscal 2021.

While overall interactions with our Total Tech Support customers were down in the first quarter of fiscal 2021 compared to last year as our in-store and in-home services were unavailable, our remote technical support provided a critically stable support solution through these challenging times. In addition, we have cross-trained our Geek Squad Agents to work in our call centers, providing crucial phone and chat support to solve a variety of customer needs.

With respect to Best Buy Health, our focus on helping seniors live more independently with our unique combination of tech and touch, has become even more relevant as the world responds to the COVID-19 pandemic. In the first quarter of fiscal 2021, to support our base of over 1 million seniors, we moved quickly to adapt our operations so our caring center agents could support more than 150,000 calls each week while complying with stay-at-home orders.

During the first quarter of fiscal 2021, we also took the following actions to maximize liquidity in light of the uncertainty surrounding the impact of COVID-19:

•executed a short-term draw on the full amount of our $1.25 billion five year senior unsecured revolving credit facility (the “Facility”),

•suspended share repurchases,

•lowered merchandise receipts to match demand,

•extended payment terms in partnership with key merchandising vendors,

•reduced promotional and marketing spend aligned with the temporary changes in our operating model,

•lowered capital spend to focus on mandatory maintenance or high-value strategic areas, and

•suspended our 401(k) company matching program.

There are many factors we continue to weigh for the remainder of fiscal 2021, including:

•the depth and duration of the pandemic;

•the impact of current and potential future government stimulus actions;

•the impact on unemployment, consumer confidence and spending;

•the evolution of our various operating models; and

•how and where our customers are choosing to interact with us.

Our priority has been and will continue to be the safety of our employees and customers while providing essential products and services. We remain thoughtful about managing our profitability and liquidity, balancing our short-term decisions to navigate this unprecedented situation while preserving the elements of our strategy that will ensure we remain a vibrant company in the future.

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

Consolidated Performance Summary

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended
	May 2, 2020	May 4, 2019
Revenue	$8,562	$9,142
Revenue % change	(6.3)%	0.4%
Comparable sales % change	(5.3)%	1.1%
Gross profit	$1,965	$2,169
Gross profit as a % of revenue(1)	23.0%	23.7%
SG&A	$1,735	$1,835
SG&A as a % of revenue(1)	20.3%	20.1%
Operating income	$229	$334
Operating income as a % of revenue	2.7%	3.7%
Net earnings	$159	$265
Diluted earnings per share	$0.61	$0.98

(1)Because retailers vary in how they record costs of operating their supply chain between cost of sales and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of sales and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Revenue, gross profit rate, SG&A rate and operating income rate changes in the first quarter of fiscal 2021 were primarily driven by our Domestic segment. For further discussion of each segment's rate changes, see the Segment Performance Summary below.

Income Tax Expense

Income tax expense decreased in the first quarter of fiscal 2021 due to a decrease in pre-tax earnings, partially offset by a decrease in the tax benefit from stock-based compensation in the current year period. Our effective tax rate (“ETR”) increased to 27.4% in the first quarter of fiscal 2021 compared to 19.8% in the first quarter of fiscal 2020, primarily due to a decrease in the tax benefit from stock-based compensation and the impact of lower pre-tax earnings.

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

Segment Performance Summary

Domestic

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended
	May 2, 2020	May 4, 2019
Revenue	$7,915	$8,481
Revenue % change	(6.7)%	0.8%
Comparable sales % change(1)	(5.7)%	1.3%
Gross profit	$1,821	$2,009
Gross profit as a % of revenue	23.0%	23.7%
SG&A	$1,579	$1,677
SG&A as a % of revenue	19.9%	19.8%
Operating income	$241	$332
Operating income as a % of revenue	3.0%	3.9%
Selected Online Revenue Data
Total online revenue	$3,342	$1,308
Online revenue as a % of total segment revenue	42.2%	15.4%
Comparable online sales growth(1)	155.4%	14.5%

(1)Comparable online sales are included in the comparable sales calculation.

The decrease in revenue in the first quarter of fiscal 2021 was primarily driven by the comparable sales decline and the loss of revenue from 24 permanent store closures in the past year. Online revenue of $3.3 billion in the first quarter of fiscal 2021 increased 155.4% on a comparable basis, primarily due to higher conversion rates and increased traffic. The comparable sales decline and increased mix of online revenue were primarily due to the temporary store closures and stores operating a curbside-only operating model as a result of COVID-19.

Domestic segment stores open at the beginning and end of the first quarters of fiscal 2021 and fiscal 2020, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2021				Fiscal 2020
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	977	-	(6)	971	997	-	(2)	995
Outlet Centers	11	1	-	12	8	2	-	10
Pacific Sales	21	-	-	21	21	-	-	21
Total	1,009	1	(6)	1,004	1,026	2	(2)	1,026

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Computing and Mobile Phones	48%	46%	0.0%	1.0%
Consumer Electronics	28%	31%	(15.7)%	0.9%
Appliances	12%	11%	(2.0)%	10.5%
Entertainment	7%	6%	9.5%	(12.7)%
Services	5%	6%	(16.1)%	6.8%
Total	100%	100%	(5.7)%	1.3%

We believe the changes in our operating model as a result of COVID-19 contributed to our Domestic comparable sales changes across most of our categories. Notable comparable sales changes in our Domestic segment by revenue category were as follows:

•Computing and Mobile Phones: The comparable sales change was flat driven primarily by gains in computing, offset by declines in mobile phones.

•Consumer Electronics: The 15.7% comparable sales decline was driven primarily by home theater and digital imaging.

•Appliances: The 2.0% comparable sales decline was driven by large appliances, partially offset by gains in small appliances.

•Entertainment: The 9.5% comparable sales gain was driven primarily by gaming, partially offset by declines in movies.

•Services: The 16.1% comparable sales decline was primarily due to store closures as a result of COVID-19 and the corresponding higher mix of online sales, which has a lower attach rate than in store, as well as the suspension of in-home services midway through the quarter.

Our gross profit rate decreased in the first quarter of fiscal 2021, primarily driven by higher supply chain costs from the increased mix of online revenue as a result of the changes we made in our operating model due to COVID-19. In addition, lower profit sharing revenue from our private label credit card negatively impacted our Domestic gross profit rate by approximately 20 basis points compared to last year. We expect to see continued pressure from lower profit-sharing revenue related to our private label and co-branded credit card arrangement as the economic ramifications of COVID-19 are expected to lead to higher credit card defaults over time.

Our SG&A rate remained relatively flat to last year as a percentage of sales, whereas SG&A dollars decreased in the first quarter of fiscal 2021 by $98 million. The decrease in SG&A dollars was primarily due to reduced incentive compensation expense, as we did not pay or accrue short-term incentive expense for first quarter performance. SG&A also decreased due to lower store payroll expense when including an employee retention credit of $69 million as a result of the Federal CARES Act. This employee retention credit is a payroll tax credit, which represented approximately 50% of qualified wages and health benefits paid to retained employees not working as a result of COVID-19.

Our operating income rate decreased in the first quarter of fiscal 2021, primarily driven by the decrease in gross profit rate and relatively flat SG&A rate described above.

International

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended
	May 2, 2020	May 4, 2019
Revenue	$647	$661
Revenue % change	(2.1)%	(5.2)%
Comparable sales % change	0.2%	(1.2)%
Gross profit	$144	$160
Gross profit as a % of revenue	22.3%	24.2%
SG&A	$156	$158
SG&A as a % of revenue	24.1%	23.9%
Operating income (loss)	$(12)	$2
Operating income (loss) as a % of revenue	(1.9)%	0.3%

The decrease in revenue in the first quarter of fiscal 2021 was primarily driven by the negative impact of foreign currency exchange rate fluctuations primarily related to our Canadian operations, partially offset by an increase in revenue from new stores opened in Mexico in the past year. Comparable sales were essentially flat to last year even though all stores in Canada were closed to customer traffic for a portion of the quarter, similar to our Domestic stores.

International segment stores open at the beginning and end of the first quarters of fiscal 2021 and fiscal 2020, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2021				Fiscal 2020
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Best Buy	131	-	-	131	132	-	-	132
Best Buy Mobile	42	-	(1)	41	45	-	(1)	44
Mexico
Best Buy	35	-	-	35	29	-	-	29
Best Buy Express	14	-	-	14	6	3	-	9
Total	222	-	(1)	221	212	3	(1)	214

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Computing and Mobile Phones	48%	46%	4.6%	(4.0)%
Consumer Electronics	27%	31%	(12.7)%	2.5%
Appliances	9%	9%	0.1%	(2.0)%
Entertainment	9%	5%	58.0%	(14.0)%
Services	5%	7%	(19.5)%	13.4%
Other	2%	2%	1.1%	15.3%
Total	100%	100%	0.2%	(1.2)%

We believe the changes in our operating model as a result of COVID-19 contributed to our International comparable sales changes across most of our categories. Notable comparable sales changes in our International segment by revenue category were as follows:

•Computing and Mobile Phones: The 4.6% comparable sales gain was driven primarily by computing, partially offset by declines in mobile phones.

•Consumer Electronics: The 12.7% comparable sales decline was driven primarily by home theater and digital imaging.

•Appliances: The 0.1% comparable sales gain was driven by small appliances, partially offset by declines in large appliances.

•Entertainment: The 58.0% comparable sales gain was driven primarily by gaming and virtual reality.

•Services: The 19.5% comparable sales decline was primarily due to store closures as a result of COVID-19 and the corresponding higher mix of online sales, which has a lower attach rate than in store, as well as the suspension of in-home services midway through the quarter.

•Other: The 1.1% comparable sales gain was driven primarily by baby products.

Our gross profit rate decreased in the first quarter of fiscal 2021 primarily due to Canada, which was largely driven by a lower mix of higher margin services revenue and higher supply chain costs from the increased mix of online revenue as a result of the changes we made in our operating model due to COVID-19.

Our SG&A rate increased in the first quarter of fiscal 2021, whereas SG&A dollars decreased $2 million due to the favorable impact of foreign currency exchange rates related primarily to Canada.

We incurred an operating loss in the first quarter of fiscal 2021 compared to operating income in fiscal 2020, primarily driven by the lower gross profit rate and higher SG&A rate described above.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended
	May 2, 2020	May 4, 2019
Operating income	$229	$334
% of revenue	2.7%	3.7%
Intangible asset amortization(1)	20	17
Restructuring charges(2)	1	-
Non-GAAP operating income	$250	$351
% of revenue	2.9%	3.8%

Effective tax rate	27.4%	19.8%
Intangible asset amortization(1)	(0.2)%	0.3%
Non-GAAP effective tax rate	27.2%	20.1%

Diluted EPS	$0.61	$0.98
Intangible asset amortization(1)	0.08	0.06
Income tax impact of non-GAAP adjustments(3)	(0.02)	(0.02)
Non-GAAP diluted EPS	$0.67	$1.02

(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology.

(2)Represents adjustments associated with U.S. retail operating model changes.

(3)The non-GAAP adjustments relate primarily to adjustments in the U.S. As such, the income tax charge is calculated using the statutory tax rate of 24.5% for all periods presented.

Non-GAAP operating income decreased in the first quarter of fiscal 2021, primarily driven by higher supply chain costs from the higher mix of online revenue as a result of the changes we made in our operating model due to COVID-19.

Our non-GAAP effective tax rate increased in the first quarter of fiscal 2021, primarily due to a decrease in the tax benefit from stock-based compensation and the impact of lower pre-tax earnings.

Non-GAAP diluted EPS decreased in the first quarter of fiscal 2021, primarily driven by the decrease in non-GAAP operating income.

Liquidity and Capital Resources

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

During the first quarter of fiscal 2021, we took numerous actions to maximize liquidity in light of the uncertainty surrounding the impact of COVID-19. Refer to the Business Strategy and Impact of COVID-19 section above for a description of actions taken. We will continue to remain thoughtful about managing our profitability and liquidity, balancing our short-term decisions to navigate this unprecedented situation.

Cash and cash equivalents were as follows ($ in millions):

	May 2, 2020	February 1, 2020	May 4, 2019
Cash and cash equivalents	$3,919	$2,229	$1,561

The increase in cash and cash equivalents from February 1, 2020, and May 4, 2019, was primarily due to the $1.25 billion short-term draw on the Facility as mentioned above. The increase in cash and cash equivalents from May 4, 2019, was also driven by a reduction in share repurchases over the past twelve months.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	Three Months Ended
	May 2, 2020	May 4, 2019
Total cash provided by (used in):
Operating activities	$827	$2
Investing activities	(179)	(192)
Financing activities	1,049	(226)
Effect of exchange rate changes on cash and cash equivalents	(18)	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	$1,679	$(417)

Operating Activities

The increase in cash provided by operating activities in fiscal 2021 was primarily due to changes in working capital, primarily due to decreased receipts and payments on inventory partially resulting from COVID-related product constraints, our efforts to match inventory levels to reduced demand, favorable vendor payment terms and timing of collections on receivables.

Investing Activities

The decrease in cash used in investing activities in fiscal 2021 was primarily due to a decrease in additions to property and equipment.

Financing Activities

The increase in cash provided by financing activities was primarily due to the $1.25 billion short-term draw on the Facility.

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

We have a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Facility”) with a syndicate of banks. In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a seven-day draw on the full amount of the Facility on March 19, 2020, and rolled this into a three-month draw on March 26, 2020. The Facility remained fully drawn as of May 2, 2020, at an interest rate of three-month LIBOR plus a margin rate of 1.015%. There were no borrowings outstanding as of February 1, 2020, or May 4, 2019. Refer to Note 4, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information regarding the Facility.

Our credit ratings and outlook as of May 22, 2020, are summarized below. On April 22, 2020, Moody’s completed its periodic review and confirmed its current rating of Baa1 and outlook of Stable. Standard & Poor’s rating and outlook remained unchanged from the prior year.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for workers’ compensation and general liability insurance claims. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $115 million, $126 million and $206 million at May 2, 2020, February 1, 2020, and May 4, 2019, respectively. The decrease from the first quarter of fiscal 2020 was due to a dividend of excess cash from our wholly-owned insurance captive that manages a portion of our self-insured claims.

Debt and Capital

As of May 2, 2020, we had $1.25 billion of short-term borrowings under the Facility, $650 million of principal amount of notes due March 15, 2021, and $500 million of principal amount of notes due October 1, 2028, outstanding. Refer to Note 4, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q and Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, for further information about our outstanding debt.

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

On February 23, 2019, our Board authorized a $3.0 billion share repurchase program. As of May 2, 2020, $1.9 billion of the $3.0 billion share repurchase authorization was available. On March 21, 2020, we announced the suspension of all share repurchases given the uncertainty surrounding the impact of COVID-19.

Share repurchase and dividend activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 2, 2020	May 4, 2019
Total cost of shares repurchased	$56	$106
Average price per share	$86.30	$70.77
Number of shares repurchased	0.6	1.5
Regular quarterly cash dividends per share	$0.55	$0.50
Cash dividends declared and paid	$141	$134

The increases in cash dividends declared and paid from the first quarter of fiscal 2020 was the result of an increase in the regular quarterly dividend rate, partially offset by fewer shares outstanding due to the return of capital to shareholders through share repurchases.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 as of May 2, 2020, 1.1 as of February 1, 2020, and 1.1 as of May 4, 2019. The slight decline in the ratio at May 2, 2020, compared to prior periods was primarily due to the reclassification of our $650 million of principal amount of notes due March 15, 2021, to current liabilities.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings from continuing operations over the trailing twelve months, was 1.8 as of May 2, 2020, 0.8 as of February 1, 2020, and 0.8 as of May 4, 2019. The ratio at May 2, 2020, increased from prior periods primarily due to the $1.25 billion short-term draw on the Facility.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements.

Other than our short-term draw on the full amount of our $1.25 billion Facility to increase our cash position and maximize liquidity in light of the uncertainty surrounding the impact of COVID-19, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2020. The resulting liability has been included as short-term debt on our Condensed Consolidated Balance Sheets as of May 2, 2020. See our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2020.

New Accounting Pronouncements

For new applicable accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: the duration and scope of the COVID-19 pandemic and the impact on demand for our products and services, levels of consumer confidence and our supply chain; the effects and duration of steps we take in response to the pandemic, including the implementation of our interim and evolving operating model; actions governments, businesses and individuals take in response to the pandemic and their impact on economic activity and consumer spending; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers), our mix of products and services, our expansion strategies, our focus on services as a strategic priority, our reliance on key vendors and mobile network carriers (including product availability), pricing investments and promotional activity, our ability to attract and retain qualified employees, changes in market compensation rates, risks arising from statutory, regulatory and legal developments (including tax statutes and regulations), macroeconomic pressures in the markets in which we operate (including fluctuations in housing prices, energy markets and jobless rates), conditions in the industries and categories in which we operate, failure to effectively manage our costs, our reliance on our information technology systems, our ability to prevent or effectively respond to a privacy or security breach, our ability to effectively manage strategic ventures, alliances or acquisitions, our dependence on cash flows and net earnings generated during the fourth fiscal quarter, susceptibility of our products to technological advancements, product life cycles and launches, changes in consumer preferences, spending and debt, our ability to provide attractive promotional financing, interruptions and other supply chain issues, catastrophic events, our ability to maintain positive brand perception and recognition, product safety and quality concerns, changes to labor or employment laws or regulations, our ability to effectively manage our real estate portfolio, constraints in the capital markets, changes to our vendor credit terms, changes in our credit ratings, any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S., trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties) and risks arising from our international activities. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, for further information regarding our interest rate swaps.

As of May 2, 2020, we had $3.92 billion of cash and cash equivalents and $2.40 billion of debt, which includes $1.15 billion that has been swapped to floating rate and $1.25 billion from the Facility that fluctuates with each new draw or rollover based on LIBOR, resulting in a net balance exposed to interest rate changes of $1.52 billion. As of May 2, 2020, a 50-basis point increase in short-term interest rates would have led to an estimated $8 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $8 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, for additional information regarding these instruments.

Foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact of $21 million on our revenue in the first quarter of fiscal 2021. The impact of foreign exchange rate fluctuations on our net earnings for the first quarter of fiscal 2021 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 2, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 2, 2020, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended May 2, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For information about our legal proceedings, see Note 10, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

The global COVID-19 pandemic has had a material impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

Risks Related to Sales and Customer Demand: The significant reduction in customer visits to, and spending at, our stores since March 2020 as a result of the operational changes we have made in response to the pandemic and reduced customer demand for nonessential products and services, has negatively impacted our sales. The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration of the pandemic; the extent of the impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and consumer confidence; actions governments, businesses and individuals take in their ongoing response to the pandemic, including the timing and nature of loosening of restrictions imposed in response to the pandemic; and our ability to successfully navigate those impacts. We have tried to mitigate the negative impact of sales declines on our profitability by lowering merchandise receipts to match demand with a focus on essential items for our customers, reducing operating costs, and extending payment terms in partnership with key merchandise vendors, but these measures may not be successful. We may not be able to meet customer demand in all of our categories due to product shortages or decisions by our vendors to allocate products to certain customers due to the circumstances resulting from the pandemic, and our vendors may increase prices, each of which may adversely impact our revenue and profitability. The pandemic has, and may continue to, negatively impact our products and services that historically have been more likely to be purchased in a physical store than online.

Risks Related to Operations: We have made a number of operational changes in light of COVID-19, including temporarily closing all of our domestic U.S. stores to customer traffic and moving them to a contactless, curbside-only model beginning on March 22, 2020. Although beginning on May 4, 2020, we began to welcome a limited number of customers back into some of our stores, many of our stores are still operating in the curbside-only model, and approximately 40 of our stores remain completely closed. Our ability to continue to sell our products and services is highly dependent on our ability to maintain the safety of our customers and those employees who are needed to work at our stores and distribution facilities. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our customers and employees, these measures may not be successful, and we may be required to temporarily close distribution centers or stores, halt certain services or take other measures. In addition, any disruptions to our vendors’ ability or desire to provide products and services to us due to the pandemic, or disruptions to our internal supply chain infrastructure (such as facility closures, governmental orders restrictions movement, COVID-19 outbreaks, present and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures), may materially adversely affect our ability to meet customer demand, other aspects of our operations and our financial results. Further, as our online sales have increased, the risk of any interruption of our IT system capabilities is heightened, and any such interruption could result in a deterioration of our ability to process online sales, provide customer service, or perform other necessary business functions. Having shifted to remote working arrangements for many employees, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future. Additionally, while we have continued to prioritize the health and safety of our employees and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value or otherwise disrupt our business operations.

Risks Related to Profitability: To the extent COVID-19 continues to cause fundamental shifts in the channels in which customers choose to engage us, our profitability and our profitability rate may continue to be adversely impacted. For example, we may need to continue to pay rent for physical stores that are closed and not generating sales, our online mix of products and services generally produces lower gross profit rates than in-store sales, and we offer some products and services that historically are more likely to be purchased in a physical store than online. We also do not offer or have limited digital and online offerings for certain products and services, such as financing and services offerings, which have higher profitability rates. To the extent we are not able to increase the level of customer traffic in our stores or enable a more profitable mix of sales in our digital and online channels, our profitability and profitability rates may be materially negatively impacted. In addition, we expect to see continued pressure from lower profit-sharing revenue related to our private label and co-branded credit card arrangement, as the economic ramifications of COVID-19 are expected to lead to higher credit card defaults over time, which would have an adverse effect on our profitability. We have also incurred significant additional costs due to the operational changes we have made in response to the pandemic, and these costs have adversely impacted our profitability. As a result of disruptions to our supply chain, primarily due to mandatory shutdowns in locations where our products are manufactured, we are experiencing, and may continue to experience, increased costs for shipping and transportation resources. At the same time, we have continued to incur the majority of the costs to operate our stores, including rent and payroll for our employees who continue to work and, in certain cases, increased pay to field employees. If we are unable to manage these costs and supply chain disruptions, our profitability may be adversely impacted. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs, for example, the need for enhanced health and hygiene requirements in one or more regions in attempts to counteract future outbreaks. As a result of decreased store traffic, certain of our stores may not generate revenue sufficient to meet operating expenses, which could adversely affect the value of our owned and leased properties, potentially requiring us to record more significant non-cash impairment charges in future periods.

Risks Related to Our Debt and Global Financing Markets: As previously disclosed, we have borrowed the full amount available under our $1.25 billion revolving credit facility to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of COVID-19, and accordingly, our short-term debt has increased substantially since February 1, 2020, when we had no outstanding borrowings under the facility. The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and our business and industry outlook. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identified in our Fiscal 2020 Form 10-K, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

The following table presents information regarding our repurchases of common stock during the first quarter of fiscal 2021. On March 21,2020, we announced the suspension of all share repurchases given the uncertainty surrounding the impact of COVID-19.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
February 2, 2020 through February 29, 2020	613,936	$87.96	613,936	$1,937,000,000
March 1, 2020 through April 4, 2020	34,725	$57.07	34,725	$1,935,000,000
April 5, 2020 through May 2, 2020	-	$0.00	-	$1,935,000,000
Total	648,661	$86.30	648,661	$1,935,000,000

(1)Pursuant to a $3.0 billion share repurchase program that was authorized by our Board in February 2019. There is no expiration date governing the period over which we can repurchase shares under the February 2019 share repurchase program. For additional information, see Note 8, Repurchase of Common Stock, in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Definitive Proxy Statement filed by Best Buy Co., Inc. on April 29, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)
10.1

Letter Agreement, dated March 10, 2020, between Hubert Joly and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on March 11, 2020)

10.2	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Shares
10.3	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Stock Units
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2021, filed with the SEC on May 27, 2020, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets at May 2, 2020, February 1, 2020, and May 4, 2019, (ii) the Condensed Consolidated Statements of Earnings for the three months ended May 2, 2020, and May 4, 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended May 2, 2020, and May 4, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended May 2, 2020, and May 4, 2019, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 2, 2020, and May 4, 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2021, filed with the SEC on May 27, 2020, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: May 27, 2020	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: May 27, 2020	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: May 27, 2020	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer