Form 10-Q
period 2020-08-01
BEST BUY CO INC
filed 2020-08-31
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

The registrant had 258,832,143 shares of common stock outstanding as of August 27, 2020.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 1, 2020

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Current assets
Cash and cash equivalents	$5,305	$2,229	$1,289
Short-term investments	-	-	320
Receivables, net	906	1,149	966
Merchandise inventories	4,136	5,174	5,208
Other current assets	336	305	409
Total current assets	10,683	8,857	8,192
Property and equipment, net	2,277	2,328	2,361
Operating lease assets	2,770	2,709	2,774
Goodwill	986	984	965
Other assets	696	713	686
Total assets	$17,412	$15,591	$14,978

Liabilities and equity
Current liabilities
Accounts payable	$6,613	$5,288	$5,045
Unredeemed gift card liabilities	267	281	264
Deferred revenue	699	501	468
Accrued compensation and related expenses	253	410	343
Accrued liabilities	893	906	799
Current portion of operating lease liabilities	674	660	643
Current portion of long-term debt	681	14	14
Total current liabilities	10,080	8,060	7,576
Long-term liabilities	716	657	640
Long-term operating lease liabilities	2,206	2,138	2,230
Long-term debt	632	1,257	1,247
Contingencies (Note 10)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 258 million, 256 million and 265 million shares, respectively	26	26	26
Additional paid-in capital	83	-	-
Retained earnings	3,413	3,158	2,965
Accumulated other comprehensive income	256	295	294
Total equity	3,778	3,479	3,285
Total liabilities and equity	$17,412	$15,591	$14,978

NOTE: The Consolidated Balance Sheet as of February 1, 2020, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Revenue	$9,910	$9,536	$18,472	$18,678
Cost of sales	7,640	7,253	14,237	14,226
Gross profit	2,270	2,283	4,235	4,452
Selling, general and administrative expenses	1,702	1,922	3,437	3,757
Restructuring charges	-	48	1	48
Operating income	568	313	797	647
Other income (expense)
Investment income and other	8	10	14	24
Interest expense	(15)	(16)	(32)	(34)
Earnings before income tax expense	561	307	779	637
Income tax expense	129	69	188	134
Net earnings	$432	$238	$591	$503

Basic earnings per share	$1.67	$0.89	$2.28	$1.88
Diluted earnings per share	$1.65	$0.89	$2.26	$1.86

Weighted-average common shares outstanding
Basic	259.5	267.1	259.0	267.4
Diluted	262.1	269.4	261.4	270.9

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net earnings	$432	$238	$591	$503
Foreign currency translation adjustments, net of tax	17	5	(35)	-
Cash flow hedges	(4)	-	(4)	-
Comprehensive income	$445	$243	$552	$503

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Six Months Ended
	August 1, 2020	August 3, 2019
Operating activities
Net earnings	$591	$503
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	414	401
Restructuring charges	1	48
Stock-based compensation	65	74
Deferred income taxes	13	10
Other, net	9	9
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	232	57
Merchandise inventories	1,014	199
Other assets	(17)	(29)
Accounts payable	1,343	(213)
Income taxes	108	(191)
Other liabilities	15	(243)
Total cash provided by operating activities	3,788	625

Investing activities
Additions to property and equipment	(340)	(385)
Purchases of investments	(46)	(319)
Acquisition of a business, net of cash acquired	-	(125)
Other, net	3	1
Total cash used in investing activities	(383)	(828)

Financing activities
Repurchase of common stock	(62)	(328)
Issuance of common stock	22	27
Dividends paid	(284)	(267)
Borrowings of debt	1,250	-
Repayments of debt	(1,257)	(8)
Other, net	(1)	-
Total cash used in financing activities	(332)	(576)

Effect of exchange rate changes on cash and cash equivalents	(6)	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	3,067	(780)
Cash, cash equivalents and restricted cash at beginning of period	2,355	2,184
Cash, cash equivalents and restricted cash at end of period	$5,422	$1,404

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at May 2, 2020	257	$26	$15	$3,126	$243	$3,410
Net earnings, three months ended August 1, 2020	-	-	-	432	-	432
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	-	-	-	-	17	17
Cash flow hedges	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	50	-	-	50
Issuance of common stock	1	-	16	-	-	16
Common stock dividends, $0.55 per share	-	-	2	(145)	-	(143)
Balances at August 1, 2020	258	$26	$83	$3,413	$256	$3,778

Balances at February 1, 2020	256	$26	$-	$3,158	$295	$3,479
Net earnings, six months ended August 1, 2020	-	-	-	591	-	591
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(35)	(35)
Cash flow hedges	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	65	-	-	65
Issuance of common stock	3	-	22	-	-	22
Common stock dividends, $1.10 per share	-	-	4	(288)	-	(284)
Repurchase of common stock	(1)	-	(8)	(48)	-	(56)
Balances at August 1, 2020	258	$26	$83	$3,413	$256	$3,778

Balances at May 4, 2019	267	$27	$-	$3,038	$289	$3,354
Adoption of ASU 2016-02	-	-	-	(3)	-	(3)
Net earnings, three months ended August 3, 2019	-	-	-	238	-	238
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	5	5
Stock-based compensation	-	-	38	-	-	38
Issuance of common stock	2	-	16	-	-	16
Common stock dividends, $0.50 per share	-	-	2	(135)	-	(133)
Repurchase of common stock	(4)	(1)	(56)	(173)	-	(230)
Balances at August 3, 2019	265	$26	$-	$2,965	$294	$3,285

Balances at February 2, 2019	266	$27	$-	$2,985	$294	$3,306
Adoption of ASU 2016-02	-	-	-	(22)	-	(22)
Net earnings, six months ended August 3, 2019	-	-	-	503	-	503
Stock-based compensation	-	-	74	-	-	74
Issuance of common stock	4	-	27	-	-	27
Common stock dividends, $1.00 per share	-	-	4	(271)	-	(267)
Repurchase of common stock	(5)	(1)	(105)	(230)	-	(336)
Balances at August 3, 2019	265	$26	$-	$2,965	$294	$3,285

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. The first six months of fiscal 2021 and fiscal 2020 included 26 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 1, 2020, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for the reported periods.

COVID-19

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease ("COVID-19") as a pandemic. Except where otherwise directed by state and local authorities, we made the decision for the health and safety of our customers and employees to move our stores to a contactless, curbside-only operating model in the fiscal first quarter. We also temporarily suspended in-home delivery, repair and consultation services. At the beginning of the fiscal second quarter, we started welcoming customers back into our stores by offering an in-store consultation service to customers, by appointment only. On June 15, 2020, we began allowing customers to shop without an appointment at more than 800 stores across the U.S. As of June 22, 2020, almost all of our stores were open for shopping. We continue to offer contactless curbside pickup and in-store consultations for customers who prefer to shop that way.

In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we suspended all share repurchases. We also executed a short-term draw on the full amount of our $1.25 billion five year senior unsecured revolving credit facility (the “Facility”) on March 19, 2020, that remained outstanding until July 27, 2020, when the Facility was repaid in full. See Note 4, Debt, for additional information on the Facility.

On March 27, 2020, in response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the COVID-19 pandemic. As a result of the CARES Act, we are deferring qualified payroll taxes and claimed the employee retention credit, which was treated as a government subsidy to offset related operating expenses. Based on our analysis of the CARES Act, we reduced our SG&A expenses for the three and six months ended August 1, 2020, by $12 million and $81 million, respectively, for employee retention credits.

The COVID-19 pandemic remains a rapidly evolving situation. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate, government stimulus efforts, the economic impacts of sustained high unemployment levels, ongoing shut-downs that vary by industry and the related impacts on consumer confidence and spending, all of which are highly uncertain.

Total Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows was as follows ($ in millions):

	August 1, 2020	February 1, 2020	August 3, 2019
Cash and cash equivalents	$5,305	$2,229	$1,289
Restricted cash included in Other current assets	117	126	115
Total cash, cash equivalents and restricted cash	$5,422	$2,355	$1,404

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

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	August 1, 2020	February 1, 2020	August 3, 2019
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$1,729	$524	$375
Commercial paper(2)	Cash and cash equivalents	Level 2	-	75	-
Time deposits(3)	Cash and cash equivalents	Level 2	390	185	-
Commercial paper(2)	Short-term investments	Level 2	-	-	99
Time deposits(3)	Short-term investments	Level 2	-	-	221
Money market funds(2)	Other current assets	Level 1	7	16	10
Time deposits(3)	Other current assets	Level 2	101	101	102
Foreign currency derivative instruments(4)	Other current assets	Level 2	1	1	-
Interest rate swap derivative instruments(4)	Other current assets	Level 2	18	-	-
Marketable securities that fund deferred compensation(5)	Other assets	Level 1	49	48	47
Interest rate swap derivative instruments(4)	Other assets	Level 2	115	89	78

Liabilities
Cash flow hedge derivative instruments(4)	Accrued liabilities	Level 2	4	-	-

(1)Balance sheet location is determined by the length to maturity from the current period-end date.

(2)Valued at quoted market prices.

(3)Valued at face value plus accrued interest, which approximates fair value.

(4)Valued using readily observable market inputs. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market. See Note 6, Derivative Instruments, for additional information.

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	August 1, 2020		February 1, 2020		August 3, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,386	$1,283	$1,322	$1,239	$1,295	$1,228

(1)Includes the current portion of long-term debt and excludes debt discounts, issuance costs and finance lease obligations.

3. Goodwill and Intangible Assets

Goodwill

Balances related to goodwill were as follows ($ in millions):

	August 1, 2020		February 1, 2020		August 3, 2019
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,053	$(67)	$1,051	$(67)	$1,032	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$1,661	$(675)	$1,659	$(675)	$1,640	$(675)

No impairment charges were recorded during the fiscal periods presented.

Indefinite-Lived Intangible Assets

In the first quarter of fiscal 2021, we made the decision to phase out our Pacific Sales tradename in our U.S. Best Buy stores over the coming years. Consequently, we reclassified the tradename from an indefinite-lived intangible asset to a definite-lived intangible asset and have no indefinite-lived intangible assets remaining as of August 1, 2020. The carrying value of the tradename was $18 million as of February 1, 2020, and August 3, 2019, respectively, and was recorded within Other assets on our Condensed Consolidated Balance Sheets.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	August 1, 2020		February 1, 2020		August 3, 2019		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of August 1, 2020 (in years)
Customer relationships	$339	$97	$339	$70	$341	$42	6.8
Tradenames	81	17	63	10	63	7	5.3
Developed technology	56	21	56	15	52	9	3.1
Total	$476	$135	$458	$95	$456	$58	6.1

Amortization expense was as follows ($ in millions):

		Three Months Ended		Six Months Ended
	Statement of Earnings Location	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Amortization expense	SG&A	$20	$18	$40	$35

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2021	$41
Fiscal 2022	80
Fiscal 2023	79
Fiscal 2024	54
Fiscal 2025	16
Fiscal 2026	16
Thereafter	55

4. Debt

Short-Term Debt

In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of our $1.25 billion Facility on March 19, 2020, which remained outstanding until July 27, 2020, when the Facility was repaid in full. There were no borrowings outstanding under the Facility as of August 1, 2020, February 1, 2020, or August 3, 2019.

Information regarding our short-term debt for the six months ended August 1, 2020, was as follows ($ in millions):

	Average Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Short-term debt	$893	$1,250	1.4%

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	August 1, 2020	February 1, 2020	August 3, 2019
Notes, 5.50%, due March 15, 2021	$650	$650	$650
Notes, 4.45%, due October 1, 2028	500	500	500
Interest rate swap valuation adjustments	133	89	78
Subtotal	1,283	1,239	1,228
Debt discounts and issuance costs	(5)	(6)	(6)
Finance lease obligations	35	38	39
Total long-term debt	1,313	1,271	1,261
Less current portion	681	14	14
Total long-term debt, less current portion	$632	$1,257	$1,247

See Note 2, Fair Value Measurements, for the fair value of long-term debt.

5. Revenue

We generate all of our revenue from contracts with customers from the sale of products and services. Contract balances primarily consist of receivables and contract liabilities related to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed and options that provide a material right to customers, such as our customer loyalty programs. Contract balances were as follows ($ in millions):

	August 1, 2020	February 1, 2020	August 3, 2019
Receivables, net(1)	$567	$567	$561
Short-term contract liabilities included in:
Unredeemed gift card liabilities	267	281	264
Deferred revenue	699	501	468
Accrued liabilities	60	139	149
Long-term contract liabilities included in:
Long-term liabilities	7	9	9

(1)Receivables are recorded net of allowances for doubtful accounts of $28 million, $14 million and $13 million as of August 1, 2020, February 1, 2020, and August 3, 2019, respectively.

During the first six months of fiscal 2021 and fiscal 2020, $662 million and $638 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

See Note 9, Segments, for information on our revenue by reportable segment and product category.

6. Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. We also use interest rate swaps to mitigate the effect of interest rate fluctuations on our $650 million principal amount of notes due March 15, 2021 (“2021 Notes”), and our $500 million principal amount of notes due October 1, 2028. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

During the second quarter of fiscal 2021, we entered into Treasury Rate Lock ("T-Lock") contracts with an aggregate notional amount of $325 million to hedge the base interest rate variability on a portion of a potential refinancing of our maturing 2021 Notes. The T-Lock contracts are designated as cash flow hedges of interest rate risk. The fair value of the T-Lock contracts is recognized as an asset or liability with an offsetting position in Accumulated other comprehensive income (“AOCI”) on our Condensed Consolidated Balance Sheets. The T-Lock contracts would be cash settled to the extent new debt is issued at which time a pro-rata amount from AOCI will be released and recorded in Interest expense on our Condensed Consolidated Statements of Earnings as interest is accrued.

Our derivative instruments designated as net investment hedges, interest rate swaps and cash flow hedges are recorded on our Condensed Consolidated Balance Sheets at fair value. See Note 2, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	August 1, 2020	February 1, 2020	August 3, 2019
Derivatives designated as net investment hedges	$68	$129	$23
Derivatives designated as interest rate swaps	1,150	1,150	1,150
Derivatives designated as cash flow hedges	325	-	-
No hedge designation (foreign exchange contracts)	37	31	33
Total	$1,580	$1,310	$1,206

Effects of our derivatives on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
	Statement of	Three Months Ended		Six Months Ended
	Earnings Location	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Interest rate swap contracts	Interest expense	$15	$55	$44	$53
Adjustments to carrying value of long-term debt	Interest expense	(15)	(55)	(44)	(53)
Total		$-	$-	$-	$-

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Numerator
Net earnings	$432	$238	$591	$503
Denominator
Weighted-average common shares outstanding	259.5	267.1	259.0	267.4
Dilutive effect of stock compensation plan awards	2.6	2.3	2.4	3.5
Weighted-average common shares outstanding, assuming dilution	262.1	269.4	261.4	270.9

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.1	0.9	0.5	0.9

Basic earnings per share	$1.67	$0.89	$2.28	$1.88
Diluted earnings per share	$1.65	$0.89	$2.26	$1.86

8. Repurchase of Common Stock

On February 23, 2019, our Board of Directors authorized a $3.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization. On March 21, 2020, we announced the suspension of all share repurchases given the uncertainty surrounding the impact of COVID-19.

Information regarding the shares we repurchased was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Total cost of shares repurchased	$-	$230	$56	$336
Average price per share	$-	$69.71	$86.30	$70.04
Number of shares repurchased	-	3.3	0.6	4.8

As of August 1, 2020, $1.9 billion of the $3.0 billion share repurchase authorization was available.

9. Segments

Segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Revenue by reportable segment
Domestic	$9,128	$8,821	$17,043	$17,302
International	782	715	1,429	1,376
Total revenue	$9,910	$9,536	$18,472	$18,678
Revenue by product category
Domestic
Computing and Mobile Phones	$4,306	$3,917	$8,111	$7,768
Consumer Electronics	2,634	2,780	4,853	5,442
Appliances	1,290	1,138	2,225	2,099
Entertainment	411	439	921	912
Services	462	510	883	1,008
Other	25	37	50	73
Total Domestic revenue	$9,128	$8,821	$17,043	$17,302
International
Computing and Mobile Phones	$382	$308	$691	$613
Consumer Electronics	212	231	388	434
Appliances	91	83	150	142
Entertainment	49	36	106	72
Services	35	45	67	88
Other	13	12	27	27
Total International revenue	$782	$715	$1,429	$1,376

Segment operating income was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Domestic	$524	$309	$765	$641
International	44	4	32	6
Total operating income	568	313	797	647
Other income (expense)
Investment income and other	8	10	14	24
Interest expense	(15)	(16)	(32)	(34)
Earnings before income tax expense	$561	$307	$779	$637

Assets by segment were as follows ($ in millions):

	August 1, 2020	February 1, 2020	August 3, 2019
Domestic	$15,964	$14,247	$13,714
International	1,448	1,344	1,264
Total assets	$17,412	$15,591	$14,978

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

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores, websites and call centers by measuring the change in net sales for a particular period over the comparable prior-period of equivalent length. Comparable sales includes revenue from stores, websites and call centers operating for at least 14 full months. Stores closed more than 14 days, including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters, are excluded from comparable sales until at least 14 full months after reopening. Acquisitions are included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales also includes credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). Online sales are included in comparable sales. Online sales represent those initiated on a website or app, regardless of whether customers choose to pick up product in store, curbside, at an alternative pick-up location or take delivery direct to their homes. All periods presented apply this methodology consistently.

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease ("COVID-19") as a pandemic. All stores that were temporarily closed as a result of COVID-19 or operating a curbside-only operating model are included in comparable sales.

On October 1, 2018, we acquired all outstanding shares of GreatCall, Inc. (“GreatCall”) and on May 9, 2019, we acquired all outstanding shares of Critical Signal Technologies, Inc. (“CST”). Consistent with our comparable sales policy, the results of GreatCall are included in our comparable sales calculation for the three and six months ended August 1, 2020, and the results of CST are excluded from our comparable sales calculation for the periods presented.

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

Interim Sales Data

Within this MD&A, we refer to consolidated sales growth based on interim period data, which we use to monitor transactional revenue performance on a daily or weekly interval. For a period in which we may experience significant shifts in revenue trends as a result of COVID-19-related impacts, we believe interim sales data provides helpful insight into these trends. The weekly sales growth estimates represent the year-over-year change compared to the same period in the prior fiscal year. Weekly sales growth is based on absolute sales dollar changes and is not presented in accordance with our comparable sales definition. Interim sales data is unaudited and excludes quarter-end revenue accounting adjustments. Other companies may track interim period sales data using different methods and systems, and therefore, the estimated data presented herein may not be comparable to any data released by other companies.

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

Business Strategy and COVID-19 Update

Our store operating model evolved during the quarter as we responded to the changing COVID-19 environment. We ended the first quarter in a curbside-only model with no in-store customer shopping. At the beginning of the second quarter, we started welcoming customers back into our stores by offering an in-store consultation service, by appointment only. On June 15, 2020, we began allowing customers to shop without an appointment at more than 800 stores across the U.S. By June 22, 2020, almost all of our stores were open for shopping.

Products that help people work, learn, connect and cook at home, like computing, appliances and tablets, were the largest drivers of our sales growth for the quarter. Trends across most categories and services improved materially throughout the second quarter as we opened our stores more broadly for shopping, especially categories like large appliances and home theater that benefit from more experiential shopping. Based on interim sales data, consolidated sales during the last seven weeks of the second quarter grew approximately 16% compared to the prior-year period and grew 20% for the first three weeks of the third quarter compared to the prior-year period.

Throughout this time period and across all the ways customers can shop, we have continued to adhere to safety protocols that limit capacity, follow strict social distancing practices and use proper protective equipment, including requiring our employees and customers to wear masks.

This pandemic and the swift shift in customer buying behavior underscores the importance of our strong multi-channel capabilities. For the full quarter, our Domestic online revenue grew approximately 240% from last year. Even when stores opened for customer shopping, online sales growth continued to be strong. We believe it is essential to provide options that let customers choose what works best for them. We provide fulfillment options customers have come to expect from all retailers like fast and free home delivery and buy online and pick up in store. We also offer curbside pickup, in-store consultations, and of course, home installation of appliances, TVs, fitness equipment and more. And our digital experiences, such as chatting with an expert or leveraging a digital consultation in your home, remain popular options.

As we look forward, the environment is still evolving, and our operating model and supporting cost structure is evolving as well. The pandemic has accelerated the evolution of retail and compelled us to change our operating model in the best interest of our employees and customers. It has also allowed us to expedite some planned strategic changes that will set us up to emerge from this time even stronger.

We believe the following will be permanent and structural implications of the pandemic:

•Customer shopping behavior will be permanently changed in a way that is even more digital and puts customers entirely in control to shop how they want. Our strategy is to embrace that reality, and lead, not follow.

•Our workforce will need to evolve in a way that meets the needs of customers while also providing more flexible opportunities for our people.

•Technology is playing an even more crucial role in people’s lives due to the pandemic, and, as a result, our purpose to enrich lives through technology has never been more important. Said differently, people are using technology to address their needs in ways they never contemplated before, and we play a vital role in bringing tech to life for both customers and our vendor partners.

These implications are extensive and interdependent and have been considered as we have made decisions throughout the course of the pandemic and will help shape our strategy for our future store design, our operating models and our digital investments.

From the very start of the pandemic, we have been focused on guiding the business with two goals in mind: first, ensuring the health and safety of our customers and employees while protecting the employee experience as much as possible; and second, making certain we come out of this a strong, innovative company. Clearly, we are still operating in a dynamic environment, and much uncertainty remains around future outbreaks, government stimulus efforts and the economic impacts of sustained high unemployment levels and ongoing shut-downs that vary by industry. In addition, we continue to navigate the impacts of inventory constraints, wildfires, hurricanes and civil unrest. We are cognizant of all of these factors. At the same time we are encouraged by our clarity of purpose and our momentum, which has guided and will continue to guide our operating model changes and investments. Our purpose to enrich lives through technology is more relevant than it has ever been, and we are confident regarding our execution, adaptability and the opportunities ahead. We will continue to invest in those capabilities that focus on the customer experience over the long term – and that are designed to provide choice, speed and now safety.

In the wake of George Floyd’s death and the subsequent protests, Best Buy is committed to doing better when it comes to taking action to address racial inequities and injustices. We have created a diverse task force within the company to help us define and create meaningful change and we will provide visibility to our corresponding commitments in the near future. We have also committed to creating more than 100 Teen Tech Centers to help bridge the opportunity gap and digital divide for teens in disinvested communities across the country. And we are one of the leaders of a new public-private partnership, called ConnectedMN, that will provide computers and internet access to thousands of youth in our home state. Finally, we have signed on as a founding member of the Parity.org ParityPledge in Support of People of Color. This is a public commitment to interview at least one qualified person of color for every open leadership role that is at the vice president level or higher, including the C-suite and board of directors.

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

Consolidated Performance Summary

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Revenue	$9,910	$9,536	$18,472	$18,678
Revenue % change	3.9%	1.7%	(1.1)%	1.0%
Comparable sales % change	5.8%	1.6%	0.4%	1.4%
Gross profit	$2,270	$2,283	$4,235	$4,452
Gross profit as a % of revenue(1)	22.9%	23.9%	22.9%	23.8%
SG&A	$1,702	$1,922	$3,437	$3,757
SG&A as a % of revenue(1)	17.2%	20.2%	18.6%	20.1%
Restructuring charges	$-	$48	$1	$48
Operating income	$568	$313	$797	$647
Operating income as a % of revenue	5.7%	3.3%	4.3%	3.5%
Net earnings	$432	$238	$591	$503
Diluted earnings per share	$1.65	$0.89	$2.26	$1.86

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

In the second quarter and first six months of fiscal 2021, we generated $9.9 billion and $18.5 billion in revenue and our comparable sales increased 5.8% and 0.4%, respectively. Our operating income rate expanded by 240 basis points and 80 basis points during the second quarter and first six months of fiscal 2021, respectively, due to materially lower SG&A expense, a direct result of decisions to lower costs in response to the uncertainty of the pandemic and our evolving operating model. We also recorded diluted EPS of $1.65 and $2.26 in the second quarter and first six months of fiscal 2021, increases of 85% and 22%, respectively, compared to the second quarter and first six months of fiscal 2020.

Revenue, gross profit rate, SG&A and operating income rate changes in the second quarter and first six months of fiscal 2021 were primarily driven by our Domestic segment. For further discussion of each segment's performance, see the Segment Performance Summary below.

Income Tax Expense

Income tax expense increased in the second quarter of fiscal 2021 due to an increase in pre-tax earnings. Our effective tax rate (“ETR”) increased to 22.9% in the second quarter of fiscal 2021 compared to 22.3% in the second quarter of fiscal 2020, primarily due to the impact of higher pre-tax earnings, partially offset by an increase in the tax benefit from federal wage tax credits and stock-based compensation.

Income tax expense increased in the first six months of fiscal 2021 due to an increase in pre-tax earnings and a decrease in the tax benefit from stock-based compensation in the current year period. Our ETR increased to 24.2% in the first six months of fiscal 2021 compared to 21.0% in the first six months of fiscal 2020, primarily due to a decrease in the tax benefit from stock-based compensation and the impact of higher pre-tax earnings, partially offset by an increase in the tax benefit from federal wage tax credits.

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

Segment Performance Summary

Domestic

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Revenue	$9,128	$8,821	$17,043	$17,302
Revenue % change	3.5%	2.1%	(1.5)%	1.5%
Comparable sales % change(1)	5.0%	1.9%	(0.3)%	1.6%
Gross profit	$2,084	$2,113	$3,905	$4,122
Gross profit as a % of revenue	22.8%	24.0%	22.9%	23.8%
SG&A	$1,560	$1,756	$3,139	$3,433
SG&A as a % of revenue	17.1%	19.9%	18.4%	19.8%
Restructuring charges	$-	$48	$1	$48
Operating income	$524	$309	$765	$641
Operating income as a % of revenue	5.7%	3.5%	4.5%	3.7%
Selected Online Revenue Data
Total online revenue	$4,849	$1,417	$8,191	$2,725
Online revenue as a % of total segment revenue	53.1%	16.1%	48.1%	15.7%
Online revenue growth(1)	242.2%	17.3%	200.5%	16.0%

(1)Online sales are included in the comparable sales calculation.

The increase in revenue in the second quarter of fiscal 2021 was primarily driven by comparable sales growth, partially offset by the loss of revenue from 25 permanent store closures in the past year. The decrease in revenue in the first six months of fiscal 2021 was primarily driven by the loss of revenue from permanent store closures in the past year and a comparable sales decline primarily due to temporary store closures and stores operating a curbside-only model as a result of COVID-19 during the first quarter of fiscal 2021. Online revenue of $4.8 billion and $8.2 billion in the second quarter and first six months of fiscal 2021 increased 242.2% and 200.5%, respectively, primarily due to higher conversion rates and increased traffic as we continue to see a channel shift in our customer shopping behavior as a result of COVID-19.

Domestic segment stores open at the beginning and end of the second quarters of fiscal 2021 and fiscal 2020, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2021				Fiscal 2020
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	971	-	(1)	970	995	-	-	995
Outlet Centers	12	2	-	14	10	1	-	11
Pacific Sales	21	-	-	21	21	-	-	21
Total	1,004	2	(1)	1,005	1,026	1	-	1,027

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Computing and Mobile Phones	47%	44%	11.7%	0.6%
Consumer Electronics	29%	32%	(3.8)%	1.0%
Appliances	14%	13%	14.5%	14.0%
Entertainment	5%	5%	(4.4)%	(13.7)%
Services	5%	6%	(8.7)%	10.7%
Total	100%	100%	5.0%	1.9%

Strong demand in categories that help our customers work, learn, connect and cook from home contributed to our Domestic comparable sales changes across most of our categories. Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 11.7% comparable sales gain was driven primarily by computing and tablets, offset by declines in mobile phones.

•Consumer Electronics: The 3.8% comparable sales decline was driven primarily by digital imaging. Home theater was essentially flat to last year, as comparable sales gains in televisions were offset by declines in accessories.

•Appliances: The 14.5% comparable sales gain was driven by small and large appliances.

•Entertainment: The 4.4% comparable sales decline was driven primarily by movies, partially offset by gains in drones.

•Services: The 8.7% comparable sales decline was due to declines in our repair and support services, due to a higher mix of online sales, which has a lower attach rate than in store sales.

Our gross profit rate decreased in the second quarter and first six months of fiscal 2021, primarily driven by higher supply chain costs from the increased mix of online revenue and lower profit sharing revenue from our private label and co-branded credit card arrangement, which negatively impacted our Domestic gross profit rate by approximately 20 basis points in the second quarter and first six months of fiscal 2021 compared to last year.

Our SG&A decreased in the second quarter of fiscal 2021, primarily due to lower store payroll expense, lower advertising expense, lower incentive compensation expense as we did not pay or accrue short-term incentive expense for both field and corporate employees, and lower medical claims expense. Our SG&A decreased in the first six months of fiscal 2021, primarily due to lower store payroll expense, lower incentive compensation expense, lower advertising expense and lower medical claims expense. The decreases due to lower store payroll expense included employee retention credits of $12 million and $81 million in the second quarter and first six months of fiscal 2021, respectively, as a result of the Federal Coronavirus Aid, Relief and Economic Security Act. The employee retention credit is a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the COVID-19 pandemic.

Our operating income rate increased in the second quarter and first six months of fiscal 2021, primarily driven by lower SG&A, partially offset by the decreases in gross profit rate described above. Our operating income rate in the first six months of fiscal 2021 also increased due to the absence of restructuring charges compared to last year.

International

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Revenue	$782	$715	$1,429	$1,376
Revenue % change	9.4%	(3.4)%	3.9%	(4.2)%
Comparable sales % change	15.1%	(1.9)%	8.0%	(1.6)%
Gross profit	$186	$170	$330	$330
Gross profit as a % of revenue	23.8%	23.8%	23.1%	24.0%
SG&A	$142	$166	$298	$324
SG&A as a % of revenue	18.2%	23.2%	20.9%	23.5%
Operating income	$44	$4	$32	$6
Operating income as a % of revenue	5.6%	0.6%	2.2%	0.4%

The increases in revenue in the second quarter and first six months of fiscal 2021 were primarily driven by comparable sales gains, partially offset by the negative impact of foreign currency exchange rate fluctuations primarily related to our Canadian operations.

International segment stores open at the beginning and end of the second quarters of fiscal 2021 and fiscal 2020, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2021				Fiscal 2020
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Best Buy	131	-	-	131	132	-	-	132
Best Buy Mobile	41	-	(1)	40	44	-	(1)	43
Mexico
Best Buy	35	-	(1)	34	29	1	-	30
Best Buy Express	14	-	-	14	9	-	-	9
Total	221	-	(2)	219	214	1	(1)	214

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Computing and Mobile Phones	49%	43%	31.0%	(4.4)%
Consumer Electronics	27%	32%	(4.7)%	1.0%
Appliances	12%	12%	13.4%	11.5%
Entertainment	6%	5%	44.5%	(20.1)%
Services	4%	6%	(11.1)%	4.6%
Other	2%	2%	12.0%	(24.0)%
Total	100%	100%	15.1%	(1.9)%

Similar to the Domestic segment, strong demand in categories that help our customers work, learn, connect, cook and entertain from home contributed to our International comparable sales changes across most of our categories. Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 31.0% comparable sales gain was driven primarily by computing and tablets, partially offset by declines in mobile phones.

•Consumer Electronics: The 4.7% comparable sales decline was driven primarily by digital imaging and home theater.

•Appliances: The 13.4% comparable sales gain was primarily driven by small appliances.

•Entertainment: The 44.5% comparable sales gain was driven primarily by gaming and virtual reality.

•Services: The 11.1% comparable sales decline was primarily due to a higher mix of online sales, which has a lower attach rate than in store sales.

•Other: The 12.0% comparable sales gain was driven primarily by baby products.

Our gross profit rate remained flat in the second quarter of fiscal 2021. During the first six months of fiscal 2021, our gross profit rate decreased primarily due to Canada, which was largely driven by a lower mix of higher margin services revenue and higher supply chain costs from the increased mix of online revenue.

Our SG&A decreased in the second quarter and first six months of fiscal 2021, primarily due to lower store payroll expense in Canada and the favorable impact of foreign currency exchange rates.

Our operating income rate increased in the second quarter and first six months of fiscal 2021, primarily driven by lower SG&A, partially offset by lower gross profit rates described above.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating income	$568	$313	$797	$647
% of revenue	5.7%	3.3%	4.3%	3.5%
Intangible asset amortization(1)	20	18	40	35
Acquisition-related transaction costs(1)	-	3	-	3
Restructuring charges(2)	-	48	1	48
Non-GAAP operating income	$588	$382	$838	$733
% of revenue	5.9%	4.0%	4.5%	3.9%

Effective tax rate	22.9%	22.3%	24.2%	21.0%
Intangible asset amortization(1)	0.1%	0.1%	-%	0.2%
Restructuring charges(2)	-%	0.4%	-%	0.3%
Non-GAAP effective tax rate	23.0%	22.8%	24.2%	21.5%

Diluted EPS	$1.65	$0.89	$2.26	$1.86
Intangible asset amortization(1)	0.08	0.06	0.16	0.13
Acquisition-related transaction costs(1)	-	0.01	-	0.01
Restructuring charges(2)	-	0.18	-	0.18
Income tax impact of non-GAAP adjustments(3)	(0.02)	(0.06)	(0.04)	(0.08)
Non-GAAP diluted EPS	$1.71	$1.08	$2.38	$2.10

(1)Represents charges associated with acquisitions, including (1) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and developed technology, and (2) acquisition-related transaction costs primarily comprised of professional fees.

(2)Represents charges and adjustments associated with U.S. retail operating model changes.

(3)The non-GAAP adjustments relate primarily to adjustments in the U.S. As such, the income tax charge is calculated using the statutory tax rate of 24.5% for all periods presented.

Non-GAAP operating income increased in the second quarter of fiscal 2021, primarily driven by lower store payroll expense, lower advertising expense, lower incentive compensation expense and lower medical claims expense, partially offset by higher supply chain costs from the higher mix of online revenue. Non-GAAP operating income increased in the first six months of fiscal 2021, primarily driven by lower store payroll expense and lower incentive compensation expense, partially offset by higher supply chain costs from the higher mix of online revenue.

Our non-GAAP effective tax rate increased in the second quarter of fiscal 2021, primarily due to the impact of higher pre-tax earnings, partially offset by an increase in the tax benefit from federal wage tax credits and stock-based compensation. Our non-GAAP effective tax rate increased in the first six months of fiscal 2021, primarily due to a decrease in the tax benefit from stock-based compensation and the impact of higher pre-tax earnings, partially offset by an increase in the tax benefit from federal wage tax credits.

Non-GAAP diluted EPS increased in the second quarter and first six months of fiscal 2021, primarily driven by increases in non-GAAP operating income and lower diluted weighted-average common shares outstanding from share repurchases.

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

Cash, cash equivalents and short-term investments were as follows ($ in millions):

	August 1, 2020	February 1, 2020	August 3, 2019
Cash and cash equivalents	$5,305	$2,229	$1,289
Short-term investments	-	-	320
Total cash, cash equivalents and short-term investments	$5,305	$2,229	$1,609

The increases in cash, cash equivalents and short-term investments from February 1, 2020, and August 3, 2019, were primarily driven by the increase in operating cash flows and a reduction in share repurchases.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	Six Months Ended
	August 1, 2020	August 3, 2019
Total cash provided by (used in):
Operating activities	$3,788	$625
Investing activities	(383)	(828)
Financing activities	(332)	(576)
Effect of exchange rate changes on cash	(6)	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	$3,067	$(780)

Operating Activities

The increase in cash provided by operating activities in fiscal 2021 was primarily due to working capital improvement. This was largely driven by later payments for inventory and a reduction in inventory driven by higher revenue in the current year’s quarter as well as supply chain constraints. Lower income tax payments and the timing of collections on receivables also contributed to the increase.

Investing Activities

The decrease in cash used in investing activities in fiscal 2021 was primarily due to lower purchases of investments and the absence of acquisitions in the current year.

Financing Activities

The decrease in cash used in financing activities in fiscal 2021 was primarily due to lower share repurchases, partially offset by an increase in dividend payments.

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

We have a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Facility”) with a syndicate of banks. In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of our $1.25 billion Facility on March 19, 2020, that remained outstanding until July 27, 2020, when the Facility was repaid in full. There were no borrowings outstanding under the Facility as of August 1, 2020, February 1, 2020, or August 3, 2019.

Our credit ratings and outlook as of August 27, 2020, are summarized below. On April 22, 2020, Moody’s completed its periodic review and confirmed its current rating of Baa1 and outlook of Stable. Standard & Poor’s rating and outlook remained unchanged from the prior year.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB	Stable
Moody's	Baa1	Stable

Credit rating agencies review their ratings periodically, and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the retail and consumer electronics industries, our financial position and changes in our business strategy. If changes in our credit ratings were to occur, they could impact, among other things, interest costs for certain of our credit facilities, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for workers’ compensation and general liability insurance claims. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $117 million, $126 million and $115 million at August 1, 2020, February 1, 2020, and August 3, 2019, respectively.

Debt and Capital

As of August 1, 2020, we had $650 million of principal amount of notes due March 15, 2021 (“2021 Notes”), and $500 million of principal amount of notes due October 1, 2028, outstanding. During the second quarter of fiscal 2021, we entered into Treasury Rate Lock ("T-Lock") contracts with an aggregate notional amount of $325 million to hedge the base interest rate variability on a portion of a potential refinancing of our maturing 2021 Notes. Refer to Note 6, Derivative Instruments, for further information about our T-lock contracts, and Note 4, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q and Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, for further information about our outstanding debt.

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

On February 23, 2019, our Board authorized a $3.0 billion share repurchase program. As of August 1, 2020, $1.9 billion of the $3.0 billion share repurchase authorization was available. On March 21, 2020, we announced the suspension of all share repurchases given the uncertainty surrounding the impact of COVID-19.

Share repurchase and dividend activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Total cost of shares repurchased	$-	$230	$56	$336
Average price per share	$-	$69.71	$86.30	$70.04
Number of shares repurchased	-	3.3	0.6	4.8
Regular quarterly cash dividends per share	$0.55	$0.50	$1.10	$1.00
Cash dividends declared and paid	$143	$133	$284	$267

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained unchanged at 1.1 as of August 1, 2020, February 1, 2020, and August 3, 2019.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings from continuing operations over the trailing twelve months, remained unchanged at 0.8 as of August 1, 2020, February 1, 2020, and August 3, 2019.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements. Other than the short-term draw on our Facility in the first quarter of fiscal 2021 and subsequent full repayment in the second quarter of fiscal 2021, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2020. See our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: the duration and scope of the COVID-19 pandemic and the impact on demand for our products and services, levels of consumer confidence and our supply chain; the effects and duration of steps we take in response to the pandemic, including the implementation of our interim and evolving operating model; actions governments, businesses and individuals take in response to the pandemic and their impact on economic activity and consumer spending; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers), our mix of products and services, our expansion strategies, our focus on services as a strategic priority, our reliance on key vendors and mobile network carriers (including product availability), pricing investments and promotional activity, our ability to attract and retain qualified employees, changes in market compensation rates, risks arising from statutory, regulatory and legal developments (including tax statutes and regulations), macroeconomic pressures in the markets in which we operate (including fluctuations in housing prices, energy markets and jobless rates), conditions in the industries and categories in which we operate, failure to effectively manage our costs, our reliance on our information technology systems, our ability to prevent or effectively respond to a privacy or security breach, our ability to effectively manage strategic ventures, alliances or acquisitions, our dependence on cash flows and net earnings generated during the fourth fiscal quarter, susceptibility of our products to technological advancements, product life cycles and launches, changes in consumer preferences, spending and debt, economic or regulatory developments that might affect our ability to provide attractive promotional financing, interruptions and other supply chain issues, catastrophic events, health crises, pandemics, our ability to maintain positive brand perception and recognition, product safety and quality concerns, changes to labor or employment laws or regulations, our ability to effectively manage our real estate portfolio, constraints in the capital markets, changes to our vendor credit terms, changes in our credit ratings, any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S., trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties) and risks arising from our international activities. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

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

During the second quarter of fiscal 2021, we entered into Treasury Rate Lock ("T-Lock") contracts with an aggregate notional amount of $325 million to hedge the base interest rate variability on a portion of a potential refinancing of our maturing 2021 Notes. The T-Lock contracts are designated as cash flow hedges of interest rate risk. The fair value of the T-Lock contracts is recognized as an asset or liability with an offsetting position in Accumulated other comprehensive income (“AOCI”) on our Condensed Consolidated Balance Sheets. The T-Lock contracts would be cash settled to the extent new debt is issued at which time a pro-rata amount from AOCI will be released and recorded in Interest expense on our Condensed Consolidated Statements of Earnings as interest is accrued.

As of August 1, 2020, we had $5.30 billion of cash and cash equivalents and $1.15 billion of debt that was swapped to floating rate, resulting in a net balance exposed to interest rate changes of $4.15 billion. As of August 1, 2020, a 50-basis point increase in short-term interest rates would have led to an estimated $21 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $21 million increase in net interest expense.

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

Foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as these foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact of $35 million and $56 million on our revenue in the second quarter and first six months of fiscal 2021, respectively. The impact of foreign exchange rate fluctuations on our net earnings for the second quarter and first six months of fiscal 2021 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 1, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 1, 2020, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended August 1, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

Risks Related to Sales and Customer Demand: At various times during the first six months of fiscal 2021, the pandemic and the operational changes we have made have resulted in significant reductions in customer visits to, and spending at, our stores. The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration of the pandemic; the extent of the impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and consumer confidence; actions governments, businesses and individuals take in their ongoing response to the pandemic, including the timing and nature of loosening of restrictions imposed in response to the pandemic and its resurgence; and our ability to successfully navigate those impacts. The pandemic has caused some products and services to be in high demand, and we may not be able to meet this demand in all of our categories due to product shortages or decisions by our vendors to allocate products to certain customers due to the circumstances resulting from the pandemic, and our vendors may increase prices, each of which may adversely impact our revenue and profitability. The pandemic has, and may continue to, negatively impact our products and services that historically have been more likely to be purchased in a physical store than online.

Risks Related to Operations: The pandemic has forced us to make a number of operational changes. Although as of June 22, 2020, almost all of our stores were open for shopping, we continue to offer a contactless, curbside model for those who prefer to shop that way, and we could be required to return to a curbside-only model or close stores due to the current or future resurgence of the pandemic. Our ability to continue to sell our products and services is highly dependent on our ability to maintain the safety of our customers and those employees who are needed to work at our stores and distribution facilities. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our customers and employees, these measures may not be successful, and we may be required to temporarily close distribution centers or stores from time to time, halt certain services or take other measures. In addition, disruptions to our vendors’ ability or desire to provide products and services to us due to the pandemic, or disruptions to our internal supply chain infrastructure (such as facility closures, governmental orders restricting movement, COVID-19 outbreaks, present and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures), may materially adversely affect our ability to meet customer demand, other aspects of our operations and our financial results. Further, as our online sales have increased and have become critical to our growth, the risk of any interruption of our IT system capabilities is heightened, as well as the risk that customer demand exceeds the capacity of our online operations, and any such interruption or capacity constraint could result in a deterioration of our ability to process online sales, provide customer service or perform other necessary business functions. Having shifted to remote working arrangements for many employees, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future. Additionally, while we have continued to prioritize the health and safety of our employees and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value or otherwise disrupt our business operations.

Risks Related to Profitability: To the extent COVID-19 continues to cause fundamental shifts in the channels in which customers choose to engage us, our profitability and our profitability rate may be adversely impacted. For example, at various times in the first six months of fiscal 2021, we continued to pay rent for a number of physical stores that were closed and not generating sales (and we may need to do so again in the future), our online mix of products and services generally produces lower gross profit rates than in-store sales, and we offer some products and services that historically are more likely to be purchased in a physical store than online. We also do not offer or have limited digital and online offerings for certain products and services, such as financing and services offerings, which have higher profitability rates. To the extent we are not able to maintain or increase the level of customer traffic in our stores or maintain or enable a more profitable mix of sales in our digital and online channels, our profitability and profitability rates may be materially negatively impacted. In addition, we may experience pressure from lower profit-sharing revenue related to our private label and co-branded credit card arrangement, as the economic ramifications of COVID-19 may lead to higher credit card defaults over time, which would have an adverse effect on our profitability. We have also incurred additional costs due to the operational changes we have made in response to the pandemic, and these costs have adversely impacted our profitability. As a result of disruptions to our supply chain, primarily due to mandatory shutdowns in locations where our products are manufactured, we are experiencing, and may continue to experience, increased costs for shipping and transportation resources. At the same time, we have continued to incur the majority of the costs to operate our stores, including rent and increased hourly pay to our field employees working during the pandemic. Beginning August 2, 2020, we implemented a 4% increase in the hourly rate for hourly store employees below the leadership level, and, in addition, employees who were not yet at $15 per hour had their pay increased to the $15 per hour starting wage. If we are unable to manage these costs and supply chain disruptions, our profitability may be adversely impacted. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs, for example, the need for enhanced health and hygiene requirements in one or more regions in attempts to counteract future outbreaks. In the event of decreased store traffic, certain of our stores may not generate revenue sufficient to meet operating expenses, which could adversely affect the value of our owned and leased properties, potentially requiring us to record more significant non-cash impairment charges in future periods.

Risks Related to Our Debt and Global Financing Markets: Although we repaid in full the amounts we had borrowed under our revolving credit facility, we may find it necessary to increase our cash position and our short-term debt in the future in response to further resurgences of COVID-19. In the event we are required to raise capital, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and our business and industry outlook. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations.

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

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)
10.1	Best Buy Co., Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Appendix A to the Definitive Proxy Statement filed by Best Buy Co., Inc. on April 29, 2020)
10.2	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Directors
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2021, filed with the SEC on August 31, 2020, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets at August 1, 2020, February 1, 2020, and August 3, 2019, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended August 1, 2020, and August 3, 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 1, 2020, and August 3, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended August 1, 2020, and August 3, 2019, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 1, 2020, and August 3, 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2021, filed with the SEC on August 31, 2020, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: August 31, 2020	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: August 31, 2020	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: August 31, 2020	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer