Form 10-Q
period 2020-10-31
BEST BUY CO INC
filed 2020-11-30
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The registrant had 258,944,852 shares of common stock outstanding as of November 25, 2020.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 31, 2020

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Current assets
Cash and cash equivalents	$5,136	$2,229	$1,205
Short-term investments	545	-	-
Receivables, net	1,028	1,149	1,056
Merchandise inventories	7,459	5,174	7,569
Other current assets	383	305	345
Total current assets	14,551	8,857	10,175
Property and equipment, net	2,265	2,328	2,359
Operating lease assets	2,692	2,709	2,751
Goodwill	986	984	982
Other assets	708	713	659
Total assets	$21,202	$15,591	$16,926

Liabilities and equity
Current liabilities
Accounts payable	$9,110	$5,288	$7,232
Unredeemed gift card liabilities	278	281	271
Deferred revenue	788	501	445
Accrued compensation and related expenses	446	410	351
Accrued liabilities	968	906	769
Current portion of operating lease liabilities	685	660	644
Current portion of long-term debt	670	14	14
Total current liabilities	12,945	8,060	9,726
Long-term liabilities	798	657	636
Long-term operating lease liabilities	2,117	2,138	2,200
Long-term debt	1,256	1,257	1,239
Contingencies (Note 11)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 258 million, 256 million and 260 million shares, respectively	26	26	26
Additional paid-in capital	133	-	-
Retained earnings	3,659	3,158	2,809
Accumulated other comprehensive income	268	295	290
Total equity	4,086	3,479	3,125
Total liabilities and equity	$21,202	$15,591	$16,926

NOTE: The Consolidated Balance Sheet as of February 1, 2020, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Revenue	$11,853	$9,764	$30,325	$28,442
Cost of sales	9,058	7,403	23,295	21,629
Gross profit	2,795	2,361	7,030	6,813
Selling, general and administrative expenses	2,123	1,973	5,560	5,730
Restructuring charges	111	(7)	112	41
Operating income	561	395	1,358	1,042
Other income (expense):
Gain on sale of investments	-	1	-	1
Investment income and other	5	9	19	33
Interest expense	(11)	(16)	(43)	(50)
Earnings before income tax expense	555	389	1,334	1,026
Income tax expense	164	96	352	230
Net earnings	$391	$293	$982	$796

Basic earnings per share	$1.50	$1.11	$3.79	$2.99
Diluted earnings per share	$1.48	$1.10	$3.74	$2.96

Weighted-average common shares outstanding:
Basic	259.8	263.2	259.3	266.0
Diluted	263.7	265.2	262.5	269.1

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net earnings	$391	$293	$982	$796
Foreign currency translation adjustments, net of tax	10	(4)	(25)	(4)
Cash flow hedges	2	-	(2)	-
Comprehensive income	$403	$289	$955	$792

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Nine Months Ended
	October 31, 2020	November 2, 2019
Operating activities
Net earnings	$982	$796
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	628	607
Restructuring charges	112	41
Stock-based compensation	107	109
Deferred income taxes	19	20
Other, net	10	16
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	106	(36)
Merchandise inventories	(2,300)	(2,159)
Other assets	(60)	(2)
Accounts payable	3,824	1,984
Income taxes	121	(147)
Other liabilities	358	(292)
Total cash provided by operating activities	3,907	937

Investing activities
Additions to property and equipment	(534)	(586)
Purchases of investments	(620)	(319)
Acquisitions, net of cash acquired	-	(145)
Sales of investments	-	322
Other, net	1	1
Total cash used in investing activities	(1,153)	(727)

Financing activities
Repurchase of common stock	(62)	(696)
Issuance of common stock	28	45
Dividends paid	(426)	(398)
Borrowings of debt	1,892	-
Repayments of debt	(1,261)	(11)
Other, net	(1)	-
Total cash provided by (used in) financing activities	170	(1,060)

Effect of exchange rate changes on cash and cash equivalents	(8)	(2)
Increase (decrease) in cash, cash equivalents and restricted cash	2,916	(852)
Cash, cash equivalents and restricted cash at beginning of period	2,355	2,184
Cash, cash equivalents and restricted cash at end of period	$5,271	$1,332

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at August 1, 2020	258	$26	$83	$3,413	$256	$3,778
Net earnings, three months ended October 31, 2020	-	-	-	391	-	391
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	10	10
Cash flow hedges	-	-	-	-	2	2
Stock-based compensation	-	-	41	-	-	41
Issuance of common stock	-	-	6	-	-	6
Common stock dividends, $0.55 per share	-	-	3	(145)	-	(142)
Balances at October 31, 2020	258	$26	$133	$3,659	$268	$4,086

Balances at February 1, 2020	256	$26	$-	$3,158	$295	$3,479
Net earnings, nine months ended October 31, 2020	-	-	-	982	-	982
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(25)	(25)
Cash flow hedges	-	-	-	-	(2)	(2)
Stock-based compensation	-	-	106	-	-	106
Issuance of common stock	3	-	28	-	-	28
Common stock dividends, $1.65 per share	-	-	7	(433)	-	(426)
Repurchase of common stock	(1)	-	(8)	(48)	-	(56)
Balances at October 31, 2020	258	$26	$133	$3,659	$268	$4,086

Balances at August 3, 2019	265	$26	$-	$2,965	$294	$3,285
Net earnings, three months ended November 2, 2019	-	-	-	293	-	293
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	35	-	-	35
Issuance of common stock	-	-	18	-	-	18
Common stock dividends, $0.50 per share	-	-	2	(133)	-	(131)
Repurchase of common stock	(5)	-	(55)	(316)	-	(371)
Balances at November 2, 2019	260	$26	$-	$2,809	$290	$3,125

Balances at February 2, 2019	266	$27	$-	$2,985	$294	$3,306
Adoption of ASU 2016-02	-	-	-	(22)	-	(22)
Net earnings, nine months ended November 2, 2019	-	-	-	796	-	796
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	109	-	-	109
Issuance of common stock	4	-	45	-	-	45
Common stock dividends, $1.50 per share	-	-	6	(404)	-	(398)
Repurchase of common stock	(10)	(1)	(160)	(546)	-	(707)
Balances at November 2, 2019	260	$26	$-	$2,809	$290	$3,125

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. The first nine months of fiscal 2021 and fiscal 2020 included 39 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. Other than as disclosed in Note 2, Restructuring Charges, no such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from October 31, 2020, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for the reported periods.

Total Cash, Cash Equivalents and Restricted Cash

The reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets to the totals shown within the Condensed Consolidated Statements of Cash Flows was as follows ($ in millions):

	October 31, 2020	February 1, 2020	November 2, 2019
Cash and cash equivalents	$5,136	$2,229	$1,205
Restricted cash included in Other current assets	135	126	127
Total cash, cash equivalents and restricted cash	$5,271	$2,355	$1,332

Amounts included in restricted cash are pledged as collateral or restricted to use for workers’ compensation and general liability insurance claims.

2. Restructuring Charges

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Mexico Exit and Corporate Reorganization(1)	$148	$-	$148	$-
Fiscal 2020 U.S. Retail Operating Model Changes	(1)	(7)	-	41
Total	$147	$(7)	$148	$41

(1)Includes $36 million related to inventory markdowns recorded in Cost of sales on our Condensed Consolidated Statements of Earnings for the three and nine months ended October 31, 2020.

Mexico Exit and Corporate Reorganization

The novel coronavirus disease ("COVID-19") has had significant impacts on, for example, the economic conditions of the markets in which we operate, customer shopping behaviors, the role of technology in peoples’ lives and the way we meet these needs. In light of these changes, we have re-examined our Building the New Blue Strategy and adjusted our plans to ensure that our focus and resources are closely aligned with the opportunities we see in front of us. As a result, during the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico later this fiscal year and took other actions within our Domestic segment to more broadly align our corporate organizational structure in support of our strategy.

Charges incurred in our International segment related to our decision to exit our operations in Mexico. We expect to incur additional pre-tax restructuring charges, primarily related to foreign currency translation adjustments, of approximately $50 million to $75 million. We expect operations in Mexico to be substantially complete during the fourth quarter of fiscal 2021 or early fiscal 2022.

Charges incurred in our Domestic segment primarily related to termination benefits associated with corporate organizational changes as well as impairments of technology assets held in service of our Mexico operations.

As we continue to evolve our Building the New Blue Strategy, it is possible that we will incur material future restructuring costs in both our Domestic and International segments, but we are unable to forecast the timing and magnitude of such costs.

All charges incurred related to this plan are from continuing operations and are presented on our Condensed Consolidated Statements of Earnings as follows ($ in millions):

	Statement of	Three and Nine Months Ended October 31, 2020
	Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$36	$36
Asset impairments	Restructuring charges	10	48	58
Termination benefits	Restructuring charges	36	18	54
		$46	$102	$148

As of October 31, 2020, our termination benefits liability was $47 million, which included $7 million of cash payments related to our Domestic segment.

Fiscal 2020 U.S. Retail Operating Model Changes

In the second quarter of fiscal 2020, we made changes primarily related to our U.S. retail operating model to increase organization effectiveness and create a more seamless customer experience across all channels. All charges incurred, including $10 million related to a voluntary early retirement offer, related to termination benefits within our Domestic segment and are presented within Restructuring charges from continuing operations on our Condensed Consolidated Statements of Earnings. As of October 31, 2020, the cumulative amount of charges incurred was $41 million and no material liability remains.

3. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	October 31, 2020	February 1, 2020	November 2, 2019
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$4,119	$524	$21
Commercial paper(2)	Cash and cash equivalents	Level 2	-	75	-
Time deposits(3)	Cash and cash equivalents	Level 2	84	185	85
Time deposits(3)	Short-term investments	Level 2	545	-	-
Money market funds(2)	Other current assets	Level 1	29	16	20
Time deposits(3)	Other current assets	Level 2	100	101	100
Foreign currency derivative instruments(4)	Other current assets	Level 2	2	1	-
Interest rate swap derivative instruments(4)	Other current assets	Level 2	7	-	-
Marketable securities that fund deferred compensation(5)	Other assets	Level 1	51	48	47
Interest rate swap derivative instruments(4)	Other assets	Level 2	95	89	70

(1)Balance sheet location is determined by the length to maturity from the current period-end date.

(2)Valued at quoted market prices in active markets for same (Level 1) or similar (Level 2) instruments.

(3)Valued at face value plus accrued interest, which approximates fair value.

(4)Valued using readily observable market inputs. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market. See Note 7, Derivative Instruments, for additional information.

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	October 31, 2020		February 1, 2020		November 2, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,954	$1,902	$1,322	$1,239	$1,288	$1,220

(1)Includes the current portion of long-term debt and excludes debt discounts, issuance costs and finance lease obligations.

4. Goodwill and Intangible Assets

Goodwill

Balances related to goodwill were as follows ($ in millions):

	October 31, 2020		February 1, 2020		November 2, 2019
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,053	$(67)	$1,051	$(67)	$1,049	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$1,661	$(675)	$1,659	$(675)	$1,657	$(675)

No impairment charges were recorded during the fiscal periods presented.

Indefinite-Lived Intangible Assets

In the first quarter of fiscal 2021, we made the decision to phase out our Pacific Sales tradename in our U.S. Best Buy stores over the coming years. Consequently, we reclassified the tradename from an indefinite-lived intangible asset to a definite-lived intangible asset and have no indefinite-lived intangible assets remaining as of October 31, 2020. The carrying value of the tradename was $18 million as of February 1, 2020, and November 2, 2019, respectively, and was recorded within Other assets on our Condensed Consolidated Balance Sheets.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	October 31, 2020		February 1, 2020		November 2, 2019		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of October 31, 2020 (in years)
Customer relationships	$339	$111	$339	$70	$341	$56	6.7
Tradenames	81	20	63	10	63	9	5.1
Developed technology	56	24	56	15	56	11	2.8
Total	$476	$155	$458	$95	$460	$76	6.0

Amortization expense was as follows ($ in millions):

	Statement of	Three Months Ended		Nine Months Ended
	Earnings Location	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Amortization expense	SG&A	$20	$18	$60	$53

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2021	$20
Fiscal 2022	80
Fiscal 2023	79
Fiscal 2024	54
Fiscal 2025	16
Fiscal 2026	16
Thereafter	56

5. Debt

Short-Term Debt

In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of our $1.25 billion five year senior unsecured revolving credit facility (the “Facility”) on March 19, 2020, which remained outstanding until July 27, 2020, when the Facility was repaid in full. There were no borrowings outstanding under the Facility as of October 31, 2020, February 1, 2020, or November 2, 2019.

Information regarding our short-term debt for the nine months ended October 31, 2020, was as follows ($ in millions):

	Average Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
Short-term debt	$595	$1,250	0.9%

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	October 31, 2020	February 1, 2020	November 2, 2019
Notes, 5.50%, due March 15, 2021 (“2021 Notes”)	$650	$650	$650
Notes, 4.45%, due October 1, 2028 (“2028 Notes”)	500	500	500
Notes, 1.95%, due October 1, 2030 (“2030 Notes”)	650	-	-
Interest rate swap valuation adjustments	102	89	70
Subtotal	1,902	1,239	1,220
Debt discounts and issuance costs	(13)	(6)	(6)
Finance lease obligations	37	38	39
Total long-term debt	1,926	1,271	1,253
Less current portion	670	14	14
Total long-term debt, less current portion	$1,256	$1,257	$1,239

2030 Notes

In October 2020, we issued the 2030 Notes that bear interest at a fixed rate of 1.95% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021. Net proceeds from the issuance were $642 million after underwriting and issuance discounts totaling $8 million. The net proceeds will be used to replace our 2021 Notes that mature in March 2021, which we expect to retire during the fourth quarter of fiscal 2021 by exercising our option to redeem the 2021 Notes at par.

We may redeem some or all of the 2030 Notes at any time at a redemption price equal to the greater of (i) 100% of the principal amount, and (ii) the sum of the present values of each remaining scheduled payment of principal and interest discounted to the redemption date on a semiannual basis, plus accrued and unpaid interest on the principal amount to the redemption date as described in the indenture (including the supplemental indenture) relating to the 2030 Notes. Furthermore, if a change of control triggering event occurs, we will be required to offer to purchase the remaining unredeemed 2030 Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the purchase date.

The 2030 Notes are unsecured and unsubordinated obligations and rank equally with all of our other unsecured and unsubordinated debt. The 2030 Notes contain covenants that, among other things, limit our ability to incur debt secured by liens or to enter into sale and lease-back transactions.

See Note 3, Fair Value Measurements, for the fair value of long-term debt.

6. Revenue

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

	October 31, 2020	February 1, 2020	November 2, 2019
Receivables, net(1)	$625	$567	$591
Short-term contract liabilities included in:
Unredeemed gift card liabilities	278	281	271
Deferred revenue	788	501	445
Accrued liabilities	71	139	145
Long-term contract liabilities included in:
Long-term liabilities	7	9	9

(1)Receivables are recorded net of allowances for doubtful accounts of $30 million, $14 million and $13 million as of October 31, 2020, February 1, 2020, and November 2, 2019, respectively.

During the first nine months of fiscal 2021 and fiscal 2020, $792 million and $762 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

See Note 10, Segments, for information on our revenue by reportable segment and product category.

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

During the second quarter of fiscal 2021, we entered into Treasury Rate Lock ("T-Lock") contracts to hedge the base interest rate variability on a portion of our then-expected refinancing of our maturing 2021 Notes. The T-Lock contracts were cash settled during the third quarter of fiscal 2021 upon issuance of our 2030 Notes. The fair value of the T-lock contracts upon settlement was released from Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets and will be recorded in Interest expense on our Condensed Consolidated Statements of Earnings as interest is accrued over the life of the 2030 Notes.

Our derivative instruments designated as net investment hedges, interest rate swaps and cash flow hedges are recorded on our Condensed Consolidated Balance Sheets at fair value. See Note 3, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	October 31, 2020	February 1, 2020	November 2, 2019
Derivatives designated as net investment hedges	$68	$129	$30
Derivatives designated as interest rate swaps	1,150	1,150	1,150
No hedge designation (foreign exchange contracts)	81	31	62
Total	$1,299	$1,310	$1,242

Effects of our derivatives on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
	Statement of Earnings Location	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Interest rate swap contracts	Interest expense	$(32)	$(8)	$13	$45
Adjustments to carrying value of long-term debt	Interest expense	32	8	(13)	(45)
Total		$-	$-	$-	$-

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator
Net earnings	$391	$293	$982	$796
Denominator
Weighted-average common shares outstanding	259.8	263.2	259.3	266.0
Dilutive effect of stock compensation plan awards	3.9	2.0	3.2	3.1
Weighted-average common shares outstanding, assuming dilution	263.7	265.2	262.5	269.1

Potential shares which were anti-dilutive and excluded from weighted-average share computations	-	1.1	-	0.9

Basic earnings per share	$1.50	$1.11	$3.79	$2.99
Diluted earnings per share	$1.48	$1.10	$3.74	$2.96

9. Repurchase of Common Stock

On February 23, 2019, our Board of Directors authorized a $3.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under the February 2019 authorization. On March 21, 2020, we announced the suspension of all share repurchases to conserve liquidity in light of COVID-19-related uncertainties. We resumed repurchases in the fourth quarter of fiscal 2021.

Information regarding the shares we repurchased was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Total cost of shares repurchased	$-	$371	$56	$707
Average price per share	$-	$67.28	$86.30	$68.56
Number of shares repurchased	-	5.5	0.6	10.3

As of October 31, 2020, $1.9 billion of the $3.0 billion share repurchase authorization was available.

10. Segments

Segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Revenue by reportable segment
Domestic	$10,850	$8,964	$27,893	$26,266
International	1,003	800	2,432	2,176
Total revenue	$11,853	$9,764	$30,325	$28,442
Revenue by product category
Domestic:
Computing and Mobile Phones	$5,059	$4,238	$13,130	$12,006
Consumer Electronics	3,197	2,659	8,090	8,101
Appliances	1,478	1,071	3,703	3,170
Entertainment	509	441	1,430	1,353
Services	578	519	1,461	1,526
Other	29	36	79	110
Total Domestic revenue	$10,850	$8,964	$27,893	$26,266
International:
Computing and Mobile Phones	$531	$407	$1,211	$1,020
Consumer Electronics	265	229	663	663
Appliances	93	67	243	209
Entertainment	50	37	156	109
Services	51	50	119	138
Other	13	10	40	37
Total International revenue	$1,003	$800	$2,432	$2,176

Operating income (loss) by reportable segment and the reconciliation to consolidated earnings before income tax expense was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Domestic	$612	$388	$1,377	$1,029
International	(51)	7	(19)	13
Total operating income	561	395	1,358	1,042
Other income (expense):
Gain on sale of investments	-	1	-	1
Investment income and other	5	9	19	33
Interest expense	(11)	(16)	(43)	(50)
Earnings before income tax expense	$555	$389	$1,334	$1,026

Assets by reportable segment were as follows ($ in millions):

	October 31, 2020	February 1, 2020	November 2, 2019
Domestic	$19,525	$14,247	$15,442
International	1,677	1,344	1,484
Total assets	$21,202	$15,591	$16,926

11. Contingencies

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

•Off-Balance-Sheet Arrangements and Contractual Obligations

•Significant Accounting Policies and Estimates

•New Accounting Pronouncements

•Safe Harbor Statement Under the Private Securities Litigation Reform Act

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“Fiscal 2020 Form 10-K”), the Risk Factors included in the Fiscal 2020 Form 10-K and in this Form 10-Q, as well as our other reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. All stores that were temporarily closed as a result of COVID-19 or operating a curbside-only operating model are included in comparable sales.

On October 1, 2018, we acquired all outstanding shares of GreatCall, Inc. (“GreatCall”) and on May 9, 2019, we acquired all outstanding shares of Critical Signal Technologies, Inc. (“CST”). Consistent with our comparable sales policy, the results of GreatCall are included in our comparable sales calculation for the three and nine months ended October 31, 2020, and the results of CST are included in our comparable sales calculation for the three months ended October 31, 2020.

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

Business Strategy and COVID-19 Update

During the third quarter, our comparable sales grew 23% as we leveraged our unique capabilities, including our supply chain expertise, flexible store operating model and ability to shift quickly to digital, to meet what is clearly elevated demand for products that help customers work, learn, cook, entertain and connect in their homes. We provided customers with multiple options for how, when and where they shopped with us to ensure it satisfied their need for safety and convenience. The current environment has underscored our purpose to enrich lives through technology, and the capabilities we are strengthening now will benefit us going forward as we execute our strategy.

Our better-than-expected sales resulted in significant operating income rate expansion and earnings growth of 33% over the same period last year. Our strong financial performance is allowing us to share our success with the community, our shareholders, and, importantly, our employees. During the quarter, we made a $40 million donation to the Best Buy Foundation to accelerate the progress towards our goal to reach 100 Teen Tech Centers across the U.S. We believe our Teen Tech Centers help to further our commitments towards economic and social justice in our communities by making a measurable difference in the lives of underserved teens who may not otherwise have access to technology. In addition, we resumed our share repurchase program during the fourth quarter of this fiscal year. For our employees, we reinstated our short-term incentive compensation, paid recognition bonuses to field employees and raised our starting wage to $15 per hour for all employees. In the early days of the pandemic, we established an employee hardship fund that continues to provide emergency funds to our employees who are sick, have loved ones who are sick or are experiencing financial hardship. In addition, in the fourth quarter of fiscal 2021, we resumed our 401(k) employer match and invested further in our employee well-being benefits.

Throughout the pandemic and across all the ways customers can shop, we have continued to adhere to safety protocols that limit store capacity, follow strict social distancing practices and use proper protective equipment, including requiring our employees and customers to wear masks.

This COVID-19 pandemic and the shift in customer buying behavior underscores the importance of our strong multi-channel capabilities. During the third quarter, our Domestic online revenue grew approximately 174% from last year. We believe it is essential to provide options that let customers choose what works best for them. We provide fulfillment options that customers have come to expect from all retailers like fast and free home delivery and in-store-pickup. We also offer curbside pickup, in-store consultations, and home installation of appliances, TVs, fitness equipment and more. In addition, our digital experiences, such as chatting with an expert or leveraging a digital consultation in your home, remain popular options.

As we look forward, the environment is still evolving, and our operating model and supporting cost structure are evolving as well. The pandemic has accelerated the evolution of retail and compelled us to change our operating model in the best interest of our employees and customers. We have also expedited some planned strategic changes that will allow us to emerge from this time even stronger.

During the quarter, we made the difficult decision to exit our operations in Mexico and took other actions within our Domestic segment to more broadly align our corporate organizational structure in support of our strategy. As a result, we recorded $102 million of charges in our International segment during the third quarter of fiscal 2021, including $36 million of inventory markdowns within cost of sales and $66 million of asset impairments and termination benefits within restructuring charges. We expect to incur additional pre-tax restructuring charges, primarily related to foreign currency translation adjustments, of approximately $50 million to $75 million. In fiscal 2020 our Mexico operations generated annual revenue of approximately $400 million, with an operating loss of approximately $10 million. We expect operations in Mexico to be substantially complete during the fourth quarter of fiscal 2021 or early fiscal 2022.

We also recorded $45 million of restructuring charges in our Domestic segment primarily related to termination benefits associated with corporate organizational changes, as well as impairments of technology assets held in service of our Mexico operations.

It is possible that we will incur material future restructuring costs, both in our Domestic and International segments, but we are unable to forecast the timing and magnitude of such costs. Refer to Note 2, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

We believe the following will be permanent and structural implications of the pandemic relevant to Best Buy:

•Customer shopping behavior will be permanently changed in a way that is even more digital and puts customers entirely in control to shop how they want. Our strategy is to embrace that reality, and lead, not follow.

•Our workforce will need to evolve in a way that meets the needs of customers while also providing more flexible opportunities for our people.

•Technology is playing an even more crucial role in people’s lives, and, as a result, our purpose to enrich lives through technology has never been more important. Said differently, people are using technology to address their needs in ways they never contemplated before, and we play a vital role in bringing tech to life for both customers and our vendor partners.

These implications are extensive and interdependent and have been considered as we have made decisions throughout the course of the pandemic and will help shape our strategy for our future store design, our operating models and our digital investments.

From the very start of the pandemic, we have been focused on guiding the business with two goals in mind: first, ensuring the health and safety of our customers and employees while protecting the employee experience as much as possible; and second, making certain we come out of this a strong, innovative company. Clearly, we are still operating in a dynamic environment, and much uncertainty remains around future outbreaks, government stimulus efforts and the economic impacts of sustained high unemployment levels and ongoing shut-downs that vary by industry. In addition, we continue to navigate the impacts of inventory constraints, natural disasters and civil unrest. We are cognizant of all of these factors. At the same time we are encouraged by our clarity of purpose and our momentum, which has guided and will continue to guide our operating model changes and investments. Our purpose to enrich lives through technology is more relevant than it has ever been, and we are confident regarding our execution, adaptability and the opportunities ahead. We will continue to invest in those capabilities that focus on the customer experience over the long term – and that are designed to provide choice, speed and now safety.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a lag. Our policy is to accelerate the recording of events occurring in the lag period that significantly affect our consolidated financial statements. Other than the restructuring charges incurred related to our decision to exit our operations in Mexico, no such events were identified for the periods presented.

Consolidated Performance Summary

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Revenue	$11,853	$9,764	$30,325	$28,442
Revenue % change	21.4%	1.8%	6.6%	1.3%
Comparable sales % change	23.0%	1.7%	8.1%	1.5%
Gross profit	$2,795	$2,361	$7,030	$6,813
Gross profit as a % of revenue(1)	23.6%	24.2%	23.2%	24.0%
SG&A	$2,123	$1,973	$5,560	$5,730
SG&A as a % of revenue(1)	17.9%	20.2%	18.3%	20.1%
Restructuring charges	$111	$(7)	$112	$41
Operating income	$561	$395	$1,358	$1,042
Operating income as a % of revenue	4.7%	4.0%	4.5%	3.7%
Net earnings	$391	$293	$982	$796
Diluted earnings per share	$1.48	$1.10	$3.74	$2.96

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

In the third quarter and first nine months of fiscal 2021, we generated $11.9 billion and $30.3 billion in revenue and our comparable sales increased 23.0% and 8.1%, respectively. The impact of the pandemic continued to drive strong customer demand for products to help them work, learn, cook, entertain and connect in their homes. Our strong sales performance resulted in operating income rate expansion of 70 basis points and 80 basis points during the third quarter and first nine months of fiscal 2021, respectively, compared to prior year periods, allowing us to share our success with employees, the community and our shareholders. During the third quarter of fiscal 2021, we re-instated short-term incentive compensation and made a $40 million donation to the Best Buy Foundation to accelerate the progress towards our goal to reach 100 Teen Tech Centers across the U.S.

Revenue, gross profit rate, SG&A and operating income rate changes in the third quarter and first nine months of fiscal 2021 were primarily driven by our Domestic segment. For further discussion of each segment's performance, see the Segment Performance Summary below.

Income Tax Expense

Income tax expense increased in the third quarter of fiscal 2021 due to an increase in pre-tax earnings. Our effective tax rate (“ETR”) increased to 29.6% in the third quarter of fiscal 2021 compared to 24.8% in the third quarter of fiscal 2020, primarily due to an increase in losses for which tax benefits were not recognized.

Income tax expense increased in the first nine months of fiscal 2021 due to an increase in pre-tax earnings and a decrease in the tax benefit from stock-based compensation in the current year period. Our ETR increased to 26.4% in the first nine months of fiscal 2021 compared to 22.5% in the first nine months of fiscal 2020, primarily due to an increase in losses for which tax benefits were not recognized, a decrease in the tax benefit from stock-based compensation and the impact of higher pre-tax earnings.

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

Segment Performance Summary

Domestic

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Revenue	$10,850	$8,964	$27,893	$26,266
Revenue % change	21.0%	2.4%	6.2%	1.8%
Comparable sales % change(1)	22.6%	2.0%	7.5%	1.8%
Gross profit	$2,604	$2,181	$6,509	$6,303
Gross profit as a % of revenue	24.0%	24.3%	23.3%	24.0%
SG&A	$1,948	$1,800	$5,087	$5,233
SG&A as a % of revenue	18.0%	20.1%	18.2%	19.9%
Restructuring charges	$44	$(7)	$45	$41
Operating income	$612	$388	$1,377	$1,029
Operating income as a % of revenue	5.6%	4.3%	4.9%	3.9%
Selected Online Revenue Data
Total online revenue	$3,823	$1,397	$12,014	$4,122
Online revenue as a % of total segment revenue	35.2%	15.6%	43.1%	15.7%
Comparable online sales growth(1)	173.7%	15.0%	191.4%	15.6%

(1)Online sales are included in the comparable sales calculation.

The increases in revenue in the third quarter and first nine months of fiscal 2021 were primarily driven by comparable sales growth across most of our product categories, partially offset by the loss of revenue from permanent store closures in the past year. Online revenue of $3.8 billion and $12.0 billion in the third quarter and first nine months of fiscal 2021 increased 173.7% and 191.4%, respectively, on a comparable basis, primarily due to higher conversion rates and increased traffic as we continue to see a channel shift in our customer shopping behavior as a result of COVID-19.

Domestic segment stores open at the beginning and end of the third quarters of fiscal 2021 and fiscal 2020, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2021				Fiscal 2020
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	970	-	(14)	956	995	-	(17)	978
Outlet Centers	14	-	-	14	11	2	-	13
Pacific Sales	21	-	-	21	21	-	-	21
Total	1,005	-	(14)	991	1,027	2	(17)	1,012

We continuously monitor store performance. As we approach the expiration date of our store leases, we evaluate various options for each location, including whether a store should remain open.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Computing and Mobile Phones	47%	47%	21.5%	3.0%
Consumer Electronics	29%	30%	21.1%	-%
Appliances	14%	12%	39.3%	12.5%
Entertainment	5%	5%	17.5%	(20.8)%
Services	5%	6%	12.7%	12.9%
Total	100%	100%	22.6%	2.0%

Continued strong demand in categories that help our customers work, learn, cook, entertain and connect from home contributed to our Domestic comparable sales changes across most of our categories. Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 21.5% comparable sales gain was driven primarily by computing and tablets, partially offset by declines in mobile phones.

•Consumer Electronics: The 21.1% comparable sales gain was driven primarily by home theater and digital imaging.

•Appliances: The 39.3% comparable sales gain was driven by large and small appliances.

•Entertainment: The 17.5% comparable sales gain was driven primarily by gaming, virtual reality and drones, partially offset by declines in movies.

•Services: The 12.7% comparable sales gain was primarily due to our warranty and support services.

Our gross profit rate decreased in the third quarter and first nine months of fiscal 2021, primarily driven by higher supply chain costs as a result of the increased mix of online revenue and lower profit sharing revenue from our private label and co-branded credit card arrangement, partially offset by a more favorable promotional environment.

Our SG&A increased in the third quarter of fiscal 2021, primarily due to higher incentive compensation for corporate and field employees of approximately $75 million, increased variable costs associated with higher sales volume and a $40 million donation to the Best Buy Foundation. These increases were partially offset by lower store payroll expense, primarily from fewer labor hours as a result of lower store revenue, reduced store operating hours and efficiencies in our labor model. The decrease in labor hours was partially offset by higher hourly wage rates, as we raised our starting wage to $15 per hour for all employees.

Our SG&A decreased in the first nine months of fiscal 2021, primarily due to lower store payroll expense, lower incentive compensation expense and lower advertising expense. These decreases were partially offset by increases in variable costs associated with higher sales volume and a $40 million donation to the Best Buy Foundation. The decrease due to lower store payroll expense also included employee retention credits of $81 million in the first nine months of fiscal 2021 as a result of the Federal Coronavirus Aid, Relief and Economic Security Act. The employee retention credit is a payroll credit for 50% of wages and health benefits paid to employees not providing services due to the COVID-19 pandemic.

Restructuring charges in the third quarter and first nine months of fiscal 2021 primarily related to termination benefits associated with actions taken to more broadly align our corporate organizational structure in support of our strategy. Restructuring charges in the third quarter and first nine months of fiscal 2020 related to termination benefits associated with our fiscal 2020 U.S. retail operating model changes. Refer to Note 2, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our operating income rate increased in the third quarter and first nine months of fiscal 2021, primarily driven by increased leverage from higher sales volume on our fixed expenses which resulted in favorable SG&A rates, partially offset by restructuring charges and the decreases in gross profit rates described above. The increase for the first nine months of fiscal 2021 was also driven by lower SG&A as described above.

International

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Revenue	$1,003	$800	$2,432	$2,176
Revenue % change	25.4%	(4.1)%	11.8%	(4.2)%
Comparable sales % change	27.3%	(1.9)%	15.1%	(1.7)%
Gross profit	$191	$180	$521	$510
Gross profit as a % of revenue	19.0%	22.5%	21.4%	23.4%
SG&A	$175	$173	$473	$497
SG&A as a % of revenue	17.4%	21.6%	19.4%	22.8%
Restructuring charges	$67	$-	$67	$-
Operating income (loss)	$(51)	$7	$(19)	$13
Operating income (loss) as a % of revenue	(5.1)%	0.9%	(0.8)%	0.6%

The increases in revenue in the third quarter and first nine months of fiscal 2021 were primarily driven by comparable sales growth across most of our product categories, partially offset by the negative impact of foreign currency exchange rate fluctuations primarily related to our Mexico operations in the third quarter of fiscal 2021 and both our Canadian and Mexico operations in the first nine months of fiscal 2021.

International segment stores open at the beginning and end of the third quarters of fiscal 2021 and fiscal 2020, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2021				Fiscal 2020
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Best Buy	131	-	-	131	132	-	(1)	131
Best Buy Mobile	40	-	(3)	37	43	-	-	43
Mexico
Best Buy	34	-	(3)	31	30	4	-	34
Best Buy Express	14	-	-	14	9	1	-	10
Total	219	-	(6)	213	214	5	(1)	218

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Computing and Mobile Phones	53%	51%	35.7%	(0.3)%
Consumer Electronics	27%	29%	13.3%	1.2%
Appliances	9%	8%	40.1%	(1.5)%
Entertainment	5%	5%	35.6%	(31.1)%
Services	5%	6%	4.3%	11.5%
Other	1%	1%	22.0%	(28.2)%
Total	100%	100%	27.3%	(1.9)%

Similar to the Domestic segment, strong demand in categories that help our customers work, learn, cook, entertain and connect from home contributed to our International comparable sales changes across most of our categories. Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 35.7% comparable sales gain was driven primarily by computing and tablets.

•Consumer Electronics: The 13.3% comparable sales gain was driven primarily by home theater and health and fitness.

•Appliances: The 40.1% comparable sales gain was driven by large and small appliances.

•Entertainment: The 35.6% comparable sales gain was driven primarily by gaming, virtual reality and drones, partially offset by declines in movies.

•Services: The 4.3% comparable sales gain was primarily due to our warranty services.

•Other: The 22.0% comparable sales gain was driven primarily by baby products.

Our gross profit rate declined in the third quarter and first nine months of fiscal 2021, primarily due to $36 million of inventory markdowns associated with our decision to exit our operations in Mexico. During the first nine months of fiscal 2021, our gross profit rate also decreased due to Canada, which was largely driven by a lower mix of higher margin services revenue and higher supply chain costs as a result of the increased mix of online revenue.

Our SG&A increased in the third quarter of fiscal 2021 primarily due to higher incentive compensation in Canada. During the first nine months of fiscal 2021, SG&A decreased primarily due to the favorable impact of foreign currency exchange rates and lower store payroll expense in Canada, similar to our Domestic segment. These decreases were partially offset by higher incentive compensation in Canada.

Restructuring charges in the third quarter and first nine months of fiscal 2021 related to asset impairments and termination benefits associated with our decision to exit our operations in Mexico. Refer to Note 2, Restructuring Charges, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our operating loss rate in the third quarter and first nine months of fiscal 2021 was primarily driven by restructuring charges and lower gross profit rates described above, partially offset by favorable SG&A rates driven by increased leverage from higher sales volume on our fixed expenses.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating income	$561	$395	$1,358	$1,042
% of revenue	4.7%	4.0%	4.5%	3.7%
Restructuring - inventory markdowns(1)	36	-	36	-
Intangible asset amortization(2)	20	18	60	53
Acquisition-related transaction costs(2)	-	-	-	3
Restructuring charges(3)	111	(7)	112	41
Non-GAAP operating income	$728	$406	$1,566	$1,139
% of revenue	6.1%	4.2%	5.2%	4.0%

Effective tax rate	29.6%	24.8%	26.4%	22.5%
Intangible asset amortization(2)	(1.5)%	0.1%	(1.1)%	0.1%
Restructuring charges(3)	(3.2)%	(0.1)%	(0.8)%	-%
Non-GAAP effective tax rate	24.9%	24.8%	24.5%	22.6%

Diluted EPS	$1.48	$1.10	$3.74	$2.96
Restructuring - inventory markdowns(1)	0.14	-	0.13	-
Intangible asset amortization(2)	0.08	0.07	0.23	0.20
Acquisition-related transaction costs(2)	-	-	-	0.01
Restructuring charges(3)	0.42	(0.03)	0.43	0.15
Income tax impact of non-GAAP adjustments(4)	(0.06)	(0.01)	(0.10)	(0.09)
Non-GAAP diluted EPS	$2.06	$1.13	$4.43	$3.23

(1)Represents inventory markdowns recorded within cost of sales associated with the decision to exit operations in Mexico.

(2)Represents charges associated with acquisitions, including: (1) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and developed technology; and (2) acquisition-related transaction costs primarily comprised of professional fees.

(3)Represents charges related to asset impairments and termination benefits associated with the decision to exit operations in Mexico and other actions within our Domestic segment to more broadly align our corporate organizational structure in support of our strategy for the periods ended October 31, 2020. Represents charges and subsequent adjustments related to termination benefits associated with U.S. retail operating model changes for the periods ended November 2, 2019.

(4)The non-GAAP adjustments relate to the U.S. and Mexico. As such, the income tax charge is calculated using the statutory tax rate of 24.5% for all U.S. non-GAAP items for all periods presented. There is no income tax charge for the Mexico non-GAAP items, as there was no tax benefit recognized on these expenses in the calculation of GAAP income tax expense.

Non-GAAP operating income rate increased in the third quarter and first nine months of fiscal 2021, primarily driven by increased leverage from higher sales volume on our fixed expenses, which resulted in favorable SG&A rates, partially offset by decreases in gross profit rates.

Our non-GAAP effective tax rate remained relatively unchanged in the third quarter of fiscal 2021. Our non-GAAP effective tax rate increased in the first nine months of fiscal 2021, primarily due to a decrease in the tax benefit from stock-based compensation and the impact of higher pre-tax earnings.

Non-GAAP diluted EPS increased in the third quarter and first nine months of fiscal 2021, primarily driven by increases in non-GAAP operating income and lower diluted weighted-average common shares outstanding from share repurchases.

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

Cash, cash equivalents and short-term investments were as follows ($ in millions):

	October 31, 2020	February 1, 2020	November 2, 2019
Cash and cash equivalents	$5,136	$2,229	$1,205
Short-term investments	545	-	-
Total cash, cash equivalents and short-term investments	$5,681	$2,229	$1,205

The increases in cash, cash equivalents and short-term investments from February 1, 2020, and November 2, 2019, were primarily driven by the increase in operating cash flows, the issuance of our $650 million principal amount of notes due October 1, 2030 (“2030 Notes”), and a reduction in share repurchases, which were temporarily suspended from March to November of fiscal 2021. These increases were partially offset by increases in capital expenditures and dividends paid.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	Nine Months Ended
	October 31, 2020	November 2, 2019
Total cash provided by (used in):
Operating activities	$3,907	$937
Investing activities	(1,153)	(727)
Financing activities	170	(1,060)
Effect of exchange rate changes on cash	(8)	(2)
Increase (decrease) in cash, cash equivalents and restricted cash	$2,916	$(852)

Operating Activities

The increase in cash provided by operating activities in fiscal 2021 was primarily due to working capital improvement. This was primarily due to the timing of inventory purchasing and payments to meet higher demand while higher inventory turnover and supply chain constraints continued to impact inventory levels. Lower income tax payments also contributed to the increase.

Investing Activities

The increase in cash used in investing activities in fiscal 2021 was primarily due to the increase in purchases of short-term investments as a result of our strong cash position, partially offset by acquisitions in the prior year.

Financing Activities

The increase in cash provided by financing activities in fiscal 2021 was primarily due to the issuance of our 2030 Notes and lower share repurchases, which were temporarily suspended from March to November of fiscal 2021.

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

We have a $1.25 billion five year senior unsecured revolving credit facility (the “Facility”) with a syndicate of banks. In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of the Facility on March 19, 2020, which remained outstanding until July 27, 2020, when the Facility was repaid in full. There were no borrowings outstanding under the Facility as of October 31, 2020, February 1, 2020, or November 2, 2019.

Our credit ratings and outlook as of November 25, 2020, are summarized below. On April 22, 2020, Moody’s completed its periodic review and confirmed its current rating of Baa1 and outlook of Stable. Standard & Poor’s rating and outlook remained unchanged from the prior year.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are pledged as collateral or restricted to use for workers’ compensation and general liability insurance claims. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $135 million, $126 million and $127 million at October 31, 2020, February 1, 2020, and November 2, 2019, respectively.

Debt and Capital

As of October 31, 2020, we had $650 million of principal amount of notes due March 15, 2021 (“2021 Notes”), $500 million of principal amount of notes due October 1, 2028 (“2028 Notes”) and $650 million of our 2030 Notes. During the third quarter of fiscal 2021, we issued our 2030 Notes and cash settled the associated Treasury Rate Lock ("T-Lock") contracts entered into during the second quarter of fiscal 2021 to hedge the base interest rate variability on a portion of our then-expected refinancing of our maturing 2021 Notes. The net proceeds from the 2030 Notes will be used to replace our 2021 Notes that mature in March 2021, which we expect to retire during the fourth quarter of fiscal 2021 by exercising our option to redeem the 2021 Notes at par. Refer to Note 7, Derivative Instruments, for further information about our T-Lock contracts, and Note 5, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 6, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, for further information about our outstanding debt.

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

On February 23, 2019, our Board authorized a $3.0 billion share repurchase program. As of October 31, 2020, $1.9 billion of the $3.0 billion share repurchase authorization was available. On March 21, 2020, we announced the suspension of all share repurchases to conserve liquidity in light of COVID-19-related uncertainties. We resumed repurchases in the fourth quarter of fiscal 2021.

Share repurchase and dividend activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Total cost of shares repurchased	$-	$371	$56	$707
Average price per share	$-	$67.28	$86.30	$68.56
Number of shares repurchased	-	5.5	0.6	10.3
Regular quarterly cash dividends per share	$0.55	$0.50	$1.65	$1.50
Cash dividends declared and paid	$142	$131	$426	$398

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained unchanged at 1.1 as of October 31, 2020, and February 1, 2020, and was 1.0 as of November 2, 2019.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings from continuing operations over the trailing twelve months grew to 1.1 as of October 31, 2020, primarily due to the issuance of our 2030 Notes, compared to 0.8 as of February 1, 2020, and November 2, 2019.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements. Other than the short-term draw on our Facility in the first quarter of fiscal 2021 and subsequent full repayment in the second quarter of fiscal 2021, and the issuance of our 2030 Notes in the third quarter of fiscal 2021, there has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2020. See our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: the duration and scope of the COVID-19 pandemic and its resurgence and the impact on demand for our products and services, levels of consumer confidence and our supply chain; the effects and duration of steps we have taken and will continue to take in response to the pandemic, including the implementation of our interim and evolving operating model; actions governments, businesses and individuals have taken and will continue to take in response to the pandemic and their impact on economic activity and consumer spending; the pace of recovery when the COVID-19 pandemic subsides; general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers), our mix of products and services, our expansion strategies, our focus on services as a strategic priority, our reliance on key vendors and mobile network carriers (including product availability), pricing investments and promotional activity, our ability to attract and retain qualified employees, changes in market compensation rates, risks arising from statutory, regulatory and legal developments (including tax statutes and regulations), macroeconomic pressures in the markets in which we operate (including fluctuations in housing prices, energy markets and jobless rates), conditions in the industries and categories in which we operate, failure to effectively manage our costs, our reliance on our information technology systems, our ability to prevent or effectively respond to a privacy or security breach, our ability to effectively manage strategic ventures, alliances or acquisitions, our dependence on cash flows and net earnings generated during the fourth fiscal quarter, susceptibility of our products to technological advancements, product life cycles and launches, changes in consumer preferences, spending and debt, economic or regulatory developments that might affect our ability to provide attractive promotional financing, interruptions and other supply chain issues, catastrophic events, health crises, pandemics, our ability to maintain positive brand perception and recognition, product safety and quality concerns, changes to labor or employment laws or regulations, our ability to effectively manage our real estate portfolio, constraints in the capital markets, changes to our vendor credit terms, changes in our credit ratings, any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S., trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties) and risks arising from our international activities. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

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

During the second quarter of fiscal 2021, we entered into Treasury Rate Lock ("T-Lock") contracts to hedge the base interest rate variability on a portion of our then-expected refinancing of our maturing 2021 Notes. The T-Lock contracts were cash settled during the third quarter of fiscal 2021 upon issuance of our 2030 Notes. The fair value of the T-lock contracts upon settlement was released from Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets and will be recorded in Interest expense on our Condensed Consolidated Statements of Earnings as interest is accrued over the life of the 2030 Notes.

As of October 31, 2020, we had $5.7 billion of cash, cash equivalents and short-term investments and $1.2 billion of fixed-rate debt that was swapped to floating rate, resulting in a net balance exposed to interest rate changes of $4.5 billion. As of October 31, 2020, a 50-basis point increase in short-term interest rates would have led to an estimated $23 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $23 million increase in net interest expense.

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

During the third quarter of fiscal 2021, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Mexican peso compared to the prior-year period. During the first nine months of fiscal 2021, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar and Mexican peso compared to the prior-year period. These fluctuations had a negative overall impact on our revenue during these periods as foreign currencies translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact of $11 million and $67 million on our revenue in the third quarter and first nine months of fiscal 2021, respectively. The impact of foreign exchange rate fluctuations had a net favorable impact of $11 million on earnings for the third quarter and first nine months of fiscal 2021.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 31, 2020, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For information about our legal proceedings, see Note 11, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 1A.Risk Factors

The global COVID-19 pandemic has had a material impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

Risks Related to Sales and Customer Demand: At various times during fiscal 2021, the pandemic and the operational changes we have made have resulted in significant reductions in customer visits to, and spending at, our stores. The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration of the pandemic; the extent of the impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and consumer confidence; actions governments, businesses and individuals take in their ongoing response to the pandemic, including the timing and nature of loosening of restrictions imposed in response to the pandemic and its resurgence; and our ability to successfully navigate those impacts. The pandemic has caused some products and services to be in high demand, and we may not be able to meet this demand in all of our categories due to product shortages or decisions by our vendors to allocate products to certain customers due to the circumstances resulting from the pandemic, and our vendors may increase prices, each of which may adversely impact our revenue and profitability. The pandemic has, and may continue to, negatively impact our products and services that historically have been more likely to be purchased in a physical store than online.

Risks Related to Operations: The pandemic has forced us to make a number of operational changes. Although since June 22, 2020, almost all of our stores were open for shopping, we continue to offer a contactless, curbside model for those who prefer to shop that way, and we could be required to return to a curbside-only model or close stores due to the current or future resurgence of the pandemic. Our ability to continue to sell our products and services is highly dependent on our ability to maintain the safety of our customers and those employees who are needed to work at our stores and distribution facilities. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our customers and employees, these measures may not be successful, and we may be required to temporarily close distribution centers or stores from time to time, halt certain services or take other measures. In addition, disruptions to our vendors’ ability or desire to provide products and services to us due to the pandemic, or disruptions to our internal supply chain infrastructure (such as facility closures, governmental orders restricting movement, COVID-19 outbreaks, present and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures and increased border controls or closures), may materially adversely affect our ability to meet customer demand, other aspects of our operations and our financial results. Further, as our online sales have increased and have become critical to our growth, the risk of any interruption of our IT system capabilities is heightened, as well as the risk that customer demand exceeds the capacity of our online operations, and any such interruption or capacity constraint could result in a deterioration of our ability to process online sales, provide customer service or perform other necessary business functions. Having shifted to remote working arrangements for many employees, we also face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future. Additionally, while we have continued to prioritize the health and safety of our employees and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value or otherwise disrupt our business operations.

Risks Related to Profitability: To the extent COVID-19 continues to cause fundamental shifts in the channels in which customers choose to engage us, our profitability and our profitability rate may be adversely impacted. For example, at various times during fiscal 2021, we continued to pay rent for a number of physical stores that were closed and not generating sales (and we may need to do so again in the future), our online mix of products and services generally produces lower gross profit rates than in-store sales, and we offer some products and services that historically are more likely to be purchased in a physical store than online. We also do not offer or have limited digital and online offerings for certain products and services, such as financing and services offerings, which have higher profitability rates. To the extent we are not able to maintain or increase the level of customer traffic in our stores or maintain or enable a more profitable mix of sales in our digital and online channels, our profitability and profitability rates may be materially negatively impacted. In addition, we may experience pressure from lower profit-sharing revenue related to our private label and co-branded credit card arrangement, as the economic ramifications of COVID-19 may lead to higher credit card defaults over time, which would have an adverse effect on our profitability. We have also incurred additional costs due to the operational changes we have made in response to the pandemic, and these costs have adversely impacted our profitability. As a result of disruptions to our supply chain, primarily due to mandatory shutdowns in locations where our products are manufactured, we are experiencing, and may continue to experience, increased costs for shipping and transportation resources. At the same time, we have continued to incur the majority of the costs to operate our stores, including rent and certain employee costs. Beginning August 2, 2020, we implemented a 4% increase in the hourly rate for hourly store employees below the leadership level, and, in addition, employees who were not yet at $15 per hour had their pay increased to the $15 per hour starting wage. If we are unable to manage these costs and supply chain disruptions, our profitability may be adversely impacted. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs, for example, the need for enhanced health and hygiene requirements in one or more regions in attempts to counteract future outbreaks. In the event of decreased store traffic, certain of our stores may not generate revenue sufficient to meet operating expenses, which could adversely affect the value of our owned and leased properties, potentially requiring us to record more significant non-cash impairment charges in future periods.

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
4.1

Fourth Supplemental Indenture, dated as of October 1, 2020, to the Indenture, dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on October 1, 2020)

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2021, filed with the SEC on November 30, 2020, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets at October 31, 2020, February 1, 2020, and November 2, 2019, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended October 31, 2020, and November 2, 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 31, 2020, and November 2, 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2020, and November 2, 2019, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 31, 2020, and November 2, 2019, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2021, filed with the SEC on November 30, 2020, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: November 30, 2020	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: November 30, 2020	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: November 30, 2020	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer