Form 10-K
period 2021-01-30
BEST BUY CO INC
filed 2021-03-19
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒ No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer 	Non-accelerated Filer 

Smaller Reporting Company 	Emerging Growth Company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                             Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2020, was approximately $20.0 billion, computed by reference to the price of $99.59 per share, the price at which the common equity was last sold on July 31, 2020, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 18, 2021, the registrant had 250,044,876 shares of its common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to its 2021 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

BEST BUY FISCAL 2021 FORM 10-K

PART I

Item 1.  Business.

Unless the context otherwise requires, the terms "we," "us" and "our" in this Annual Report on Form 10-K refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Description of Business

We were incorporated in the state of Minnesota in 1966. We are driven by our purpose to enrich lives through technology. We do that by leveraging our combination of technology and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have operations in the U.S., Canada and Mexico.

Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations, including our Best Buy Health business, in all states, districts and territories of the U.S. under various brand names including Best Buy, Best Buy Business, Best Buy Express, Best Buy Health, CST, Geek Squad, GreatCall, Lively, Magnolia and Pacific Kitchen and Home and the domain names bestbuy.com and greatcall.com. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile and Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx.

During the third quarter of fiscal 2021 we made the decision to exit our operations in Mexico and expect operations to cease during fiscal 2022. In fiscal 2020 we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”) and the predictive healthcare technology business of BioSensics, LLC (“BioSensics”). In fiscal 2019 we acquired all of the outstanding shares of GreatCall, Inc. (“GreatCall”). Refer to Note 2, Restructuring, and Note 3, Acquisitions, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Operations

Our Domestic and International segments are managed by leadership teams responsible for all areas of the business. Both segments operate a multi-channel platform that allows customers to come to us online, visit our stores or invite us into their homes.

Domestic Segment

Development of merchandise and service offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising and labor deployment across all channels are centrally managed. In addition, support capabilities (for example, human resources, finance, information technology and real estate management) are generally performed at our corporate headquarters. We also have field operations that support retail, services and in-home teams from our corporate headquarters and regional locations. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized. All stores generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics.

International Segment

Our Canada and Mexico operations are similar to operations in our Domestic segment.

Merchandise and Services

Our Domestic and International segments have offerings in six revenue categories. The key components of each revenue category are as follows:

•Computing and Mobile Phones - computing (including desktops, notebooks and peripherals), mobile phones (including related mobile network carrier commissions), networking, tablets (including e-readers) and wearables (including smartwatches);

•Consumer Electronics - digital imaging, health and fitness, home theater, portable audio (including headphones and portable speakers) and smart home;

•Appliances - large appliances (including dishwashers, laundry, ovens and refrigerators) and small appliances (including blenders, coffee makers and vacuums);

•Entertainment - drones, gaming (including hardware, peripherals and software), movies, music, toys, virtual reality and other software;

•Services - consultation, delivery, design, health-related services, installation, memberships, repair, set-up, technical support and warranty-related services; and

•Other - beverages, snacks, sundry items and other product offerings within our International segment (including baby, furniture, luggage and sporting goods).

Distribution

Domestic Segment

Customers who purchase product online have the choice to pick up product at a Best Buy store (including curbside pick-up at most stores), at an alternative pick-up location or take delivery direct to their homes. Our ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise is shipped directly from manufacturers to our distribution centers located throughout the U.S.

International Segment

Our Canada and Mexico distribution models are similar to our Domestic segment distribution models.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2021 our 20 largest suppliers accounted for approximately 80% of the merchandise we purchased, with five suppliers – Apple, Samsung, Hewlett-Packard, LG and Sony – representing approximately 57% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or that secure any of the key terms of our arrangements.

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

We also have a global sourcing operation to design, develop, test and contract-manufacture our exclusive brands products.

Store Development

We had 1,126 large-format and 33 small-format stores at the end of fiscal 2021 throughout our Domestic and International segments. Our stores are a vital component of our multi-channel strategy and we believe they are an important competitive advantage. We also have vendor store-within-a-store concepts to allow closer vendor partnerships and a higher quality customer experience. We continuously look for opportunities to optimize our store space, renegotiate leases and selectively open or close locations to support our operations.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, Best Buy, Best Buy Essentials, Best Buy Express, Best Buy Health, Best Buy Mobile, CST, Dynex, Geek Squad, GreatCall, Insignia, Jitterbug, Lively, Magnolia, Modal, My Best Buy, Pacific Kitchen and Home, Pacific Sales, Platinum, Rocketfish, 5Star and our Yellow Tag logo.

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

Environmental and Social Impact

We strive to be a good corporate citizen in all of our interactions with stakeholders, including customers, employees, vendor partners, shareholders, the environment and communities in which we operate.

Environmental

Minimizing carbon emissions in our operations is a priority at Best Buy. We have achieved significant progress toward our carbon-reduction goal of 75 percent by 2030 (over a 2009 baseline), from both operational reductions and renewable sourcing. In fiscal 2021 we signed The Climate Pledge, committing to be carbon neutral across our operations by 2040 – a decade earlier than our previous goal of 2050. We also made our second investment in solar energy that is expected to produce 480,000 MWh of clean electricity per year.

We also have a goal to help our customers reduce carbon emissions by 20 percent by 2030 (over a 2017 baseline), which we estimate will save them $5 billion on utility bills by putting greater emphasis on ENERGY STAR® electronics, appliances and other energy-saving devices. In addition, we collected more than 161 million pounds of consumer electronics and appliances for recycling in fiscal 2021, bringing our total to more than 2 billion pounds.

Social Impact

We are committed to supporting teens from disinvested communities in building brighter futures through technology, training and mentorship. The primary way we do this is through our network of Best Buy Teen Tech Centers, places where teens can develop critical skills through hands-on activities that explore their interests in a variety of areas, such as software engineering, filmmaking, 3D design and music production. Teens gain exposure to new career possibilities and benefit from positive adult and peer relationships. Together with our partners, we are building a network of at least 100 Best Buy Teen Tech Centers, which we estimate will reach 30,000 teens annually. We accelerated our progress towards this goal by making a $40 million donation to the Best Buy Foundation in the third quarter of fiscal 2021. We are currently serving teens at 35 Best Buy Teen Tech Centers.

In fiscal 2021 we committed to provide $44 million by 2025 to expand college preparation and career opportunities for Black, Indigenous and People of Color (“BIPOC”) students, including adding 16 scholarships for Historically Black Colleges and Universities students and increasing scholarship funding for Best Buy Teen Tech Center youth.

We are a founding member of ConnectedMN, a public-private partnership helping disinvested communities across the state of Minnesota get access to the Internet and devices to facilitate distance learning as well as critical support services.

We are also committed to respecting and advancing human rights through our alignment with the United Nations Guiding Principles on Business and Human Rights. Further, across all of the products and services we procure, we seek to mitigate risk, enhance the partnership with our suppliers and create value for all stakeholders through our Responsible Supply Chain Program. We are active members of the Responsible Business Alliance, which allows us to partner with many of the brands we sell, including Apple, Intel, Microsoft and Samsung. Collectively, we embrace a common Supplier Code of Conduct and audit methodology that creates business value by improving working and environmental conditions in the supply chain.

For more information on our environmental and social impact, please see our annual Environmental, Social & Governance Report, found on our website at www.investors.bestbuy.com.

Human Capital Management

We aim to attract, retain and develop the best employees. At the end of fiscal 2021 we employed approximately 102,000 employees in the U.S., Canada and Mexico, comprised of approximately 60% full-time employees, 35% part-time employees and 5% seasonal/occasional employees.

Training and Development

Investing in our employees’ learning and development is a priority at Best Buy. Our learning and development experience combines instructor-led classes and interactive online modules, along with one-on-one mentoring and coaching. In fiscal 2021 our employees each received an average of 40 hours of training and we successfully transitioned all meetings and events to virtual environments due to COVID-19 restrictions.

Inclusion and Diversity

We believe in maintaining a supportive and inclusive culture that values everyone’s talents, life experiences and backgrounds. In fiscal 2021 we committed to making systemic, permanent changes that address social injustices to improve our company and our communities.

•We are proud of the diversity within our Board of Directors, comprised of 45% female directors and 36% of directors who are People of Color as of March 18, 2021.

•We are committed to filling one out of three new, non-hourly corporate positions with BIPOC (specifically Black, Latinx and Indigenous) employees.

•We are also committed to filling one out of three new, non-hourly field roles with women.

•In the next two years, our Digital and Technology team committed to hiring 1,000 new employees, of which we commit 30% will be BIPOC or female employees.

•We are focused on taking steps to foster inclusion among all employee groups to create parity in retention rates, including transforming the composition of our senior leadership teams to be more in line with our Board of Directors.

Benefits

We are committed to taking care of our employees and rewarding them for their hard work and dedication through a competitive rewards package of pay, benefits, discounts and opportunities. Our benefits package focuses on total employee well-being: physical, mental, financial and social.

•In fiscal 2021 we increased the starting hourly wage for all domestic employees to $15 per hour. And, to improve on pay predictability, a 4% increase in hourly rate replaced short-term incentive compensation for hourly store employees below the leadership level.

•In support of the changing lives of our employees due to COVID-19, we enhanced our employee benefits package to include 100% coverage of COVID-related health care expenses, expanded caregiver leave, additional support for backup childcare, tutoring reimbursement and access to physical and mental health virtual visits.

Safety

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease ("COVID-19") as a pandemic. In response to the pandemic, the safety of our employees and customers became a top priority. We proactively closed stores at the beginning of the pandemic and then implemented a contactless, curbside-only operating model, and we continue to offer curbside pick-up at most stores today. When customers returned to shopping in our stores, we instituted a variety of safety procedures to keep our employees and customers safe, including requiring the use of face coverings, requiring employees to complete daily wellness checks and frequent cleaning protocols. We are also limiting the number of customers inside our stores to allow for CDC-recommended social distancing.

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

Item 1A. Risk Factors.

Described below are certain risks we believe apply to our business and the industry in which we operate. The risks are categorized using the following headings: external, strategic, operational, regulatory and legal, and financial and market. Each of the following risk factors should carefully be considered in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing and, consequently, the market value of our common stock and debt instruments. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

External Risks

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, and those risks may intensify or last for an extended period of time.

Risks Related to Sales and Customer Demand: At various times during fiscal 2021, the pandemic and the operational changes we have made have resulted in significant reductions in customer visits to, and spending at, our stores. The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration of the pandemic; the extent of the impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and consumer confidence; actions governments take, including governments’ positions towards monetary and/or fiscal policy, including potential stimulus or the timing and nature of loosening of restrictions imposed in response to the pandemic and its resurgence; actions businesses and individuals take in their ongoing responses to the pandemic; and our ability to successfully navigate those impacts. COVID-19 has caused consumers to allocate a higher share of wallet to consumer electronics. After the pandemic, consumers might shift their spending back towards categories or industries that were affected by the pandemic and away from consumer electronic categories. In addition, the pandemic has caused some products and services to be in high demand, and we may not be able to meet this demand in all of our categories due to product shortages or decisions by our vendors to allocate products to certain customers due to the circumstances resulting from the pandemic, and our vendors may increase prices, each of which may adversely impact our revenue and profitability. The pandemic has, and may continue to, negatively impact our products and services that historically have been more likely to be purchased in a physical store than online.

Risks Related to Operations: The pandemic has forced us to make a number of operational changes. Although we continue to offer a contactless, curbside model for those who prefer to shop that way, we could be required to return to a curbside-only model or close stores due to the current or future resurgence of the pandemic. Our ability to continue to sell our products and services is highly dependent on our ability to maintain the safety of our customers and those employees who are needed to work at our stores and distribution facilities. Failure to maintain the recommended or required safety standards as defined by the Centers for Disease Control and Prevention and local governments could also result in an increased risk of regulatory action or civil litigation. The ability of our employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our customers and employees, these measures may not be successful, and we may be required to temporarily close distribution centers or stores from time to time, halt certain services or take other measures. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future. Additionally, while we have continued to prioritize the health and safety of our employees and customers as we continue to operate during the pandemic, we face an increased risk of litigation related to our operating environments. Preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities; increase costs as we prioritize health and safety matters for our employees and customers; cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value; or otherwise disrupt our business operations.

Risks Related to Profitability: To the extent COVID-19 continues to cause fundamental shifts in the channels in which customers choose to engage us, our profitability and our profitability rate may be adversely impacted. For example, at various times in fiscal 2021, we continued to pay rent for a number of physical stores that were closed and not generating sales (and we may need to do so again in the future), our online mix of products and services generally produces lower gross profit rates than in-store sales, and we offer some products and services that historically are more likely to be purchased in a physical store than online. We also do not offer or have limited digital and online offerings for certain products and services that have higher profitability rates. To the extent we are not able to maintain or increase the level of customer traffic in our stores or maintain or enable a more profitable mix of sales in our digital and online channels, our profitability and profitability rates may be materially negatively impacted. We have also incurred additional costs due to the operational changes we have made in response to the pandemic, and these costs have adversely impacted our profitability. As a result of disruptions to our supply chain, primarily due to mandatory shutdowns in locations where our products are manufactured, we are experiencing, and may continue to experience, increased costs for shipping and transportation resources. If we are unable to manage these costs and supply chain disruptions, our profitability may be adversely impacted. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs, for example, the need for enhanced health and hygiene requirements in one or more regions in attempts to counteract future outbreaks. In the event of decreased store traffic, certain of our stores may not generate revenue sufficient to meet operating expenses, which could adversely affect the value of our owned and leased properties, potentially requiring us to record more significant non-cash impairment charges in future periods.

Risks Related to Our Debt and Global Financing Markets: Although we repaid in full the amounts we had borrowed under our revolving credit facility during fiscal 2021, we may find it necessary to increase our cash position and our short-term debt in the future in response to further resurgences of COVID-19. In the event we are required to raise capital, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and our business and industry outlook. There is no guarantee that debt or equity financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we have identified in this section, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effects of COVID-19, may adversely affect consumer spending and our financial results.

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

Real GDP growth, consumer confidence, the COVID-19 pandemic, inflation, employment levels, oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumer demand for the products and services that we offer. Geopolitical issues around the world and how our markets are positioned can also impact macroeconomic conditions and could have a material adverse impact on our financial results.

Future outbreaks, epidemics and/or pandemics could adversely impact our operating results.

The risk of or actual occurrence of national, international or global outbreaks, epidemics, and/or pandemics, could have a material adverse impact on our business, including but not limited to, our sales and customer demand, operations and supply chain, financial results, capital financing or other financing activities and all other stated risks identified in these risk factors.

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

In recent years, we have observed an increase in the number and severity of certain catastrophic events in many of our markets. Such events can adversely affect our work force and prevent employees and customers from reaching our stores and properties and can disrupt or disable portions of our supply chain and distribution network. They can also affect our information technology systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders.

Further, external social activism, tension and violence resulting from external events impacting social justice and inequality, and our position and response to them, may adversely affect our employees, customers, properties and the communities in which we operate. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which could adversely affect our revenue and profitability.

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

This rapid pace of change can be hard to predict and manage, and there is no guarantee we can effectively do this all the time. If we fail to interpret, predict and react to these changes in a timely and effective manner, the consequences can include: failure to offer the products and services that our customers want; excess inventory, which may require heavy discounting or liquidation; inability to secure adequate access to brands or products for which consumer demand exceeds supply; delays in adapting our merchandising, marketing or supply chain capabilities to accommodate changes in product trends; and damage to our brand and reputation. In addition, consumer preferences may be influenced even further as the social and economic environment navigates through the COVID-19 pandemic. These and other similar factors could have a material adverse impact on our revenue and profitability.

Strategic Risks

We face strong competition from multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers, vendors and mobile network carriers, which directly affects our revenue and profitability.

While we constantly strive to offer consumers the best value, the retail sector is highly competitive. Price is of great importance to most customers and price transparency and comparability continues to increase, particularly as a result of digital technology. The ability of consumers to compare prices on a real-time basis puts additional pressure on us to maintain competitive prices. We compete with many other local, regional, national and international retailers and technology service providers, as well as some of our vendors and mobile network carriers that market their products directly to consumers. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with us.

The retail sector has experienced an immense increase in sales initiated online and using mobile applications, as well as online sales for both in-store or curbside pick-up. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-cost or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins. Because our business strategy is based on offering superior levels of customer service and a full range of services to complement the products we offer, our cost structure might be higher than some of our competitors, and this, in conjunction with price transparency, could put pressure on our margins. As these and related competitive factors evolve, we may experience material adverse pressure on our revenue and profitability.

If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed. In addition, changes in market compensation rates may adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high-quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail sector is relatively high and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include, for example, employee engagement, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. Failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

We operate in a competitive labor market and there is a risk that market increases in compensation and employer-provided benefits could have a material adverse effect on our profitability. Our increase in the starting hourly wage for all domestic employees implemented in fiscal 2021, as well as continued market pressure to increase employee hourly wage rates, increased cost pressure on employer-provided benefits. Our ability to implement corresponding adjustments within our labor model and compensation and benefit packages could have a material adverse impact to the profitability of our business.

Our strategy to expand into new products, services and technologies brings new business, financial and regulatory risks.

As we introduce new products and services, using new technologies and applications, we may have limited experience in these newer markets and regulatory environments and our customers may not like our new value propositions. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions, failures or other issues. For example, as our value proposition evolves to support the healthcare industry with technology, we are subject to privacy and information security rules, such as the Health Insurance Portability and Accountability Act, and/or subject to increased potential liability risk.

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

In fiscal 2021 we continued to invest in our health strategy and our underlying purpose to enrich lives through technology. The new health-related services offered might expose us to liability risk resulting from failures in the fulfillment of these services. In addition, the services and systems used could expose us to customer data privacy and information security risks, as well as business or system interruption risks. These and other related issues could have a material adverse impact on our financial results.

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

We offer a full range of services that complement our product offerings, including consultation, delivery, design, installation, memberships, protection plans, repair, set-up, technical support, and health, safety and caregiving monitoring and support. Designing, marketing and executing these services is subject to incremental risks. These risks include, for example:

• pressure on services attachment as a result of the sustained increase in consumer desire to purchase product offerings online and through mobile applications;

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

• employees having access to customer devices, including the information held on those devices, which may increase our responsibility for the security of those devices and the privacy of the data they hold;

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

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2021 our 20 largest suppliers accounted for approximately 80% of the merchandise we purchased, with five suppliers - Apple, Samsung, Hewlett-Packard, LG and Sony - representing approximately 57% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. Our profitability depends on our securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. While we believe we offer capabilities that these vendors value and depend upon to varying degrees, our vendors may be able to leverage their competitive advantages - for example, their financial strength, the strength of their brands with customers, their own stores or online channels or their relationships with other retailers - to our commercial disadvantage. The potential adverse impact of these factors can be amplified by price transparency (which can limit our flexibility to modify selling prices) and a highly competitive retail environment. Generally, our ability to negotiate favorable terms with our vendors is more difficult with vendors where our purchases represent a smaller proportion of their total revenues and/or when there is less competition for those products. In addition, vendors may decide to limit or cease allowing us to offer certain categories, focus their marketing efforts on alternative channels or make unfavorable changes to our financial or other terms.

We are also dependent on a relatively small number of mobile carriers to allow us to offer mobile devices with carrier connections. The competitive strategies utilized by mobile network carriers can have a material impact on our business, especially with ongoing consolidation in the mobile industry. For example, if carriers change the structure of contracts, upgrade terms, qualification requirements, monthly fee plans, cancellation fees or service levels, the volume of upgrades and new contracts we sign with customers may be reduced, adversely affecting our revenue and profitability. In addition, our carriers may also serve customers through their own stores, websites, mobile applications and call centers or through other competing retail channels.

Demand for the products and services we sell could decline if we fail to maintain positive brand perception and recognition through a focus on consumer experience.

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

Our transformational activities within the organization are necessary to fully support our strategic vision for future customer and income growth, including our Building the New Blue Strategy, and any decreased capability to undertake those activities may have a material adverse impact on achieving that strategy.

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

The COVID-19 pandemic has further demonstrated the necessity for transformation, and as a result, has increased pressure on the timeline of these activities. The increased pressure to transform quickly and accelerate the implementation of the strategy could have an adverse impact on the overall implementation performance of these objectives and our long-term growth and profitability. As an example, we have seen that our online mix of products and services generally produces lower profit margins than in-store sales. Therefore, the continued transformation to a more digitally-driven business after COVID-19 could put sustained pressure on our costs and profitability.

Failure to effectively manage strategic ventures, alliances or acquisitions could have a negative impact on our business.

We may decide to enter into new joint ventures, partnerships, alliances or acquisitions with third parties (collectively, "new ventures"). Assessing the viability of new ventures is typically subject to significant uncertainty, and the success of such new ventures can be adversely affected by many factors, including, for example:

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

• the location and appropriate number of stores, supply chain and other facilities in our portfolio;

• the interior layout, format and size of our stores;

• the products and services we offer at each store;

• the local competitive positioning, trade area demographics and economic factors for each of our stores;

• the primary term lease commitment and long-term lease option coverage for each store; and

• the occupancy cost of our stores relative to market rents.

If we fail to effectively evaluate these factors or negotiate appropriate terms, or if unforeseen changes arise, the consequences could include, for example:

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

For leased property, the financial impact of exiting a location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property, our relationship with the landlord and the availability of potential sub-lease tenants. It is difficult for us to influence some of these factors and the costs of exiting a property can be significant. In addition to rent, we are typically still responsible for taxes, insurance and common area maintenance charges for vacant properties until the lease commitment expires or is terminated. Similarly, when we enter into a contract with a tenant to sub-lease property, we usually retain our obligations as the master lessee. This leaves us at risk for any remaining liability in the event of default by the sub-lease tenant.

Operational Risks

Interruptions and other factors affecting our supply chain, including in-bound deliveries from our vendors, may adversely affect our business.

Our supply chain is a critical part of our operations, particularly in light of industry trends and initiatives, such as ship-from-store and the emphasis on fast delivery when purchasing online. We depend on our vendors' abilities to deliver products to us at the right location, at the right time and in the right quantities. We also depend on third parties for the operation of certain aspects of our supply chain network. The factors that can adversely affect these aspects of our operations include, but are not limited to:

• interruptions to our delivery capabilities;

• failure of third parties to meet our standards or commitments;

• disruptions to our systems and the need to implement new systems;

• limitations in capacity;

• consolidation or business failures in the transportation and distribution sectors;

• labor strikes or slow-downs impacting ports or any other aspect of our supply chain;

• diseases, pandemics (including COVID-19), outbreaks and other health-related concerns;

• damages or other loss to products;

• increasing transportation costs; and

• the COVID-19 pandemic and disruptions as a result of efforts to control or mitigate the pandemic (such as facility closures, governmental orders, outbreaks, and/or transportation capacity).

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

We utilize third-party vendors for certain aspects of our operations, and any material disruption in our relationship or their services may have an adverse impact on our business.

We engage key third-party business partners to support various functions of our business, including, but not limited to, information technology, web hosting and cloud-based services, human resource operations, customer loyalty programs, promotional financing and customer loyalty credit cards, gift cards, customer warranty, delivery and installation, technical support, transportation and insurance programs. Any material disruption in our relationships with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

Our exclusive brands products are subject to several additional product, supply chain and legal risks that could affect our operating results.

Sales of our exclusive brands products, which include Best Buy Essentials, Dynex, Insignia, Modal, Platinum and Rocketfish branded products, as well as products such as Jitterbug and Lively branded products, represent an important component of our product offerings and our revenue and profitability. Most of these products are manufactured by contract manufacturers based in southeast Asia. This arrangement exposes us to the following additional potential risks, which could have a material adverse effect on our operating results:

• we have greater exposure and responsibility to consumers for warranty replacements and repairs as a result of exclusive brands product defects, and our recourse to contract manufacturers for such warranty liabilities may be limited in foreign jurisdictions;

• we may be subject to regulatory compliance and/or product liability claims relating to personal injury, death or property damage caused by exclusive brands products, some of which may require us to take significant actions, such as product recalls;

• we have experienced and are likely to continue to experience disruptions in manufacturing and logistics due to COVID-19, and we may experience disruptions in manufacturing or logistics in the future due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key manufacturers, other diseases or pandemics or unforeseen natural disasters;

• we may not be able to locate manufacturers that meet our internal standards, whether for new exclusive brands products or for migration of the manufacturing of products from an existing manufacturer;

• we may be subject to a greater risk of inventory obsolescence as we do not generally have return-to-vendor rights;

• we are subject to developing and often-changing labor and environmental laws for the manufacturing of products in foreign countries, and we may be unable to conform to new rules or interpretations in a timely manner;

• we may be subject to claims by technology or other intellectual property owners if we inadvertently infringe upon their patents or other intellectual property rights, or if we fail to pay royalties owed on our exclusive brands products;

• our operations may be disrupted by trade disputes or excessive tariffs, including any future trade disputes or future phases of trade negotiations with China, and we may not be able to source alternatives quickly enough to avoid interruptions in product supply;

• we may be unable to obtain or adequately protect patents and other intellectual property rights on our exclusive brands products or manufacturing processes; and

• regulations regarding disclosure of efforts to identify the country of origin of “conflict minerals” in certain portions of our supply chain could increase the cost of doing business and, depending on the findings of our country-of-origin inquiry, could have an adverse effect on our reputation.

Maintaining consistent quality, availability and competitive pricing of our exclusive brands products helps us build and maintain customer loyalty, generate revenue and achieve acceptable margins. Failure to maintain these factors could have a significant adverse impact on the demand for exclusive brands products and the profits we are able to generate from them.

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

We face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

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

Further, as our online sales have increased and have become critical to our growth, and as we have shifted to remote working arrangements for many employees, the risk of any interruption of our information technology system capabilities is heightened, as well as the risk that customer demand exceeds the capacity of our online operations. Any such interruption or capacity constraint could result in a deterioration of our ability to process online sales, provide customer service or perform other necessary business functions.

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

Increasing costs associated with information security and privacy, such as increased investment in technology and qualified staff, costs of compliance, costs resulting from fraud and costs of cyber and privacy insurance, could cause our business and results of operations to suffer materially. Additionally, new laws, such as the California Consumer Privacy Act, are expanding our obligations to protect the privacy and security of customer data, requiring additional resources and creating incremental risk arising from a potential breach. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Product safety and quality concerns could have a material adverse impact on our revenue and profitability.

If the products we sell fail to meet applicable safety standards or our customers' expectations regarding safety and quality, we could be exposed to increased legal risk and our reputation may be damaged. Failure to take appropriate actions in relation to product recalls could lead to breaches of laws and regulations and leave us susceptible to government enforcement actions or private litigation. Recalls of products, particularly when combined with lack of available alternatives or difficulty in sourcing sufficient volumes of replacement products, could also have a material adverse impact on our revenue and profitability.

Changes to labor or employment laws or regulations could have an adverse impact on our costs and impair the viability of our operating model.

As an employer of approximately 102,000 people in a large number of different jurisdictions, we are subject to risks related to employment laws and regulations including, for example:

• the organization of unions and related regulations that affect the nature of labor relations, changes to which the National Labor Relations Board frequently considers;

• laws that impact the relationship between the company and independent contractors; and

• laws that impact minimum wage, sick time, paid leave and scheduling requirements that could directly or indirectly increase our payroll costs and/or impact the level of service we are able to provide.

Changes to laws and regulations such as these could adversely impact our reputation, our ability to continue operations and our profitability.

Regulatory and Legal Risks

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

• the financial, operational and business impact of new regulations governing data privacy and security;

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

• the impact of litigation trends, including class-action lawsuits involving consumers and shareholders, and labor and employment matters; and

• the impact of the transition in presidential administrations and changes in the federal executive and legislative branches on the development, or changes in, laws, regulations and policies, such as economic, fiscal, tax, retail, labor and social policies.

The impact of the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S. or countries where we sell our products and services or procure products could have a material adverse effect on our business. In particular, future trade disputes or future phases of trade negotiations with China could lead to the imposition of tariffs or other trade actions that could adversely affect our supply chain and our business and could require us to take action to mitigate those effects, as we did in fiscal 2020.

Further, the impact of potential changes in U.S. or other countries' tax laws and regulations or evolving interpretations of existing laws, including additional guidance and legislation related to the Tax Cuts and Jobs Act and the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, could adversely affect our financial condition and results of operations.

Regulatory activity that affects the retail sector has grown in recent years, increasing the risk of fines and additional operating costs associated with compliance. Additionally, defending against lawsuits and other proceedings may involve significant expense and divert management's attention and resources from other matters.

Further, as the COVID-19 pandemic and community spread of the virus continues to persist, we will continue to face risk and uncertainty as it relates to state and local government orders, which may restrict how we do business and potentially impact our performance and profitability.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We operate retail locations in Canada, and during the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico. In addition, most of our exclusive brands products are manufactured by contract manufacturers based in southeast Asia. We also have wholly owned legal entities registered in various other foreign countries, including Barbados, Bermuda, China, Hong Kong, Luxembourg, the Republic of Mauritius and the U.K. During fiscal 2021 our International segment's operations generated 8% of our revenue. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

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

• difficulties encountered in exerting appropriate management oversight to operations in remote locations; and

• risks we may encounter in exiting our operations in Mexico.

These factors could significantly disrupt our International operations and have a material adverse effect on our revenue and profitability and could lead us to incur material impairments and other exit costs.

Financial and Market Risks

Failure to effectively manage our costs could have a material adverse effect on our profitability.

As discussed above, our revenues are susceptible to volatility from various sources which can lead to periods of flat or declining revenues. However, some of our operating costs are fixed and/or are subject to multi-year contracts. Some elements of our costs may be higher than our competitors' because of, for example, our extended retail footprint and structure, our hourly pay structure, our differentiated service offerings or our levels of customer service. Accordingly, our ongoing drive to reduce costs and increase efficiency represents a strategic imperative. Failure to successfully manage our costs could have a material adverse impact on our profitability and curtail our ability to fund our growth or other critical initiatives.

We are highly dependent on the cash flows and net earnings we generate during our fiscal fourth quarter, which includes the majority of the holiday shopping season.

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of competitive promotional activity, new product release activity and customer buying patterns, which makes it difficult to forecast and react to these factors quickly. Unexpected events or developments, such as natural or man-made disasters, changes in consumer demand, economic factors, product sourcing issues, cyber-attacks, failure or interruption of management information systems or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations. In addition, during fiscal 2021, we extended the holiday shopping season starting in mid-October, while closing stores on Thanksgiving Day. These changes could bring additional unknown risks related to the sales performance of the holiday shopping season. As a result of these factors, there is risk that our fiscal fourth quarter and annual results could be adversely affected.

Economic, regulatory and other developments could adversely affect our ability to offer attractive promotional financing to our customers and adversely affect the profits we generate from these programs.

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 25% of our fiscal 2021 revenue was transacted using one of the company's branded cards. In addition, we earn profit-share income and share in any losses from certain of our banking partners based on the performance of the programs. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits of the programs.

In addition, we may experience pressure from lower profit-sharing revenue related to our private label and co-branded credit card arrangements, as the economic ramifications of COVID-19 may lead to higher credit card defaults over time, which would have an adverse effect on our profitability.

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

Failure to meet any financial performance guidance or other forward-looking statements we may provide to the public could result in a decline in our stock price.

We may provide public guidance on our expected financial results or other forward-looking information for future periods. When we provide guidance, we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our existing and potential shareholders, but such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not be in line with guidance we have provided. We may not be able to accurately forecast our growth rate and profit margins. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected. Our revenue growth may not be sustainable and our percentage growth rates may decrease. Our revenue and operating profit growth depend on the continued growth of demand for the products and services offered by us, and our business is affected by general economic and business conditions worldwide. If our financial results for a particular period do not meet any guidance we provide or the expectations of market participants, or if we reduce any guidance for future periods, the market price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Domestic Stores

The location and total square footage of our Domestic segment stores at the end of fiscal 2021 were as follows:

	U.S. Stores(1)		U.S. Stores(1)
Alabama	11	Nebraska	5
Alaska	2	Nevada	9
Arizona	22	New Hampshire	6
Arkansas	7	New Jersey	25
California	137	New Mexico	5
Colorado	22	New York	50
Connecticut	12	North Carolina	30
Delaware	3	North Dakota	4
District of Columbia	1	Ohio	33
Florida	63	Oklahoma	12
Georgia	29	Oregon	11
Hawaii	2	Pennsylvania	34
Idaho	5	Puerto Rico	2
Illinois	42	Rhode Island	1
Indiana	22	South Carolina	13
Iowa	10	South Dakota	2
Kansas	7	Tennessee	14
Kentucky	9	Texas	100
Louisiana	15	Utah	11
Maine	3	Vermont	1
Maryland	22	Virginia	32
Massachusetts	22	Washington	20
Michigan	29	West Virginia	5
Minnesota	19	Wisconsin	20
Mississippi	8	Wyoming	1
Missouri	18	Total Domestic store count	991
Montana	3	Square footage (in thousands)	38,186

(1)Includes 14 Best Buy Outlet Centers and 21 Pacific Sales store locations.

International Stores

The location and total square footage of our International segment stores at the end of fiscal 2021 were as follows:

Canada Stores(1)
Alberta	25
British Columbia	27
Manitoba	4
New Brunswick	3
Newfoundland	1
Nova Scotia	4
Ontario	71
Prince Edward Island	1
Quebec	24
Saskatchewan	4
Total Canada store count	164
Square footage (in thousands)	3,754

Mexico Stores
Ciudad de Mexico	2
Jalisco	2
Total Mexico store count	4
Square footage (in thousands)	168

Total International store count	168
Square footage (in thousands)	3,922

(1)Includes 33 Best Buy Mobile stores.

Ownership and Leased Locations

The ownership status of our stores at the end of fiscal 2021 was as follows:

	Leased Locations	Owned Locations	Owned Buildings and Leased Land
Domestic	934	24	33
International	165	3	-

Distribution Centers

The ownership status and total square footage of space utilized for distribution centers at the end of fiscal 2021 were as follows:

	Square Footage (in thousands)
	Leased Locations	Owned Locations
Domestic	10,426	3,168
International	1,496	-

Other Properties

We own our corporate headquarters buildings located in Richfield, Minnesota. We also lease additional domestic and international office space to support and carry out our business operations.

Item 3. Legal Proceedings.

For additional information regarding our legal proceedings, see Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

(As of March 18, 2021)

Name	Age	Position with the Company	Years with the Company
Corie S. Barry	46	Chief Executive Officer	21
Matt Bilunas	48	Chief Financial Officer	15
Deborah DiSanzo	61	President, Best Buy Health	0.5
Matt Furman	50	Chief Communications and Public Affairs Officer	9
Todd G. Hartman	54	General Counsel and Chief Risk and Compliance Officer	15
R. Michael (Mike) Mohan	53	President and Chief Operating Officer	17
Allison Peterson	46	Chief Customer Officer	17
Kamy Scarlett	57	Chief Human Resources Officer	7
Brian Tilzer	50	Chief Digital and Technology Officer	3
Mathew R. Watson	50	Senior Vice President, Controller and Chief Accounting Officer	15

Corie S. Barry was appointed our Chief Executive Officer in June 2019. Prior to her current role, she served as chief financial officer and chief strategic transformation officer responsible for overseeing all aspects of strategic transformation and growth, digital and technology, global finance, investor relations, enterprise risk and compliance, integration management, and Best Buy Health, which includes GreatCall. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles within the organization, both in the field and at corporate. Her prior roles include: the company’s chief strategic growth officer and the interim leader of Best Buy’s services organization from 2015 to 2016; senior vice president of domestic finance from 2013 to 2015; vice president, chief financial officer and business development of our home business group from 2012 to 2013; and vice president, finance of the home customer solutions group from 2010 to 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche LLP. She also serves on the board of directors for Domino’s Pizza Inc. and the board of trustees for the College of St. Benedict.

Matt Bilunas is our Chief Financial Officer, appointed in July 2019. In this role, he is responsible for overseeing all aspects of global finance and strategic planning, as well as audit, procurement and financial services. Since joining Best Buy in 2006, Mr. Bilunas has served in a variety of financial leadership roles, both in the field and at the corporate campus. He started as a territory finance director in Los Angeles and has worked in the company’s domestic and international businesses. Mr. Bilunas has been a key finance leader during Best Buy’s transformation. Prior to becoming CFO, he was senior vice president of enterprise and merchandise finance since April 2017; vice president, finance for category, e-commerce and marketing from 2015 to 2017; and vice president, category finance from 2014 to 2015. He also has held finance roles in retail, e-commerce and marketing. Before Best Buy, he worked at Carlson Inc., NRG Energy Inc., Bandag Inc. and KPMG.

Deborah DiSanzo joined Best Buy as our President, Best Buy Health in August 2020. In this role she is responsible for the company’s health strategy, with a particular focus on bringing health technology into the home to help people live better, safer and more independent lives. Her oversight of Best Buy Health includes GreatCall, a leading provider of connected health and personal emergency response services to the aging population, which Best Buy acquired in 2018. She also leads the incubation, strategy and corporate development teams focused on scaling health initiatives at Best Buy. Prior to Best Buy, Ms. DiSanzo served as an instructor at the Harvard T.H. Chan School of Public Health from 2018 to 2020. Prior to that, she led the IBM Watson Health team from 2015 to 2018, launching artificial intelligence offerings designed to help doctors, researchers, health care providers, pharmacists and insurers better serve patients around the world. Ms. DiSanzo was CEO of Philips Healthcare from 2001 to 2014, where she and her team brought consumer-grade, automatic defibrillators to the market, making them first available in public places then, ultimately, in the homes of Americans across the country. Ms. DiSanzo continues to teach at the Harvard T.H. Chan School of Public Health and serves on the boards of AstraZeneca, Novanta Inc. and Project Hope.

Matt Furman has served as our Chief Communications and Public Affairs Officer since 2012. In this role, he oversees internal and external communications, government affairs, corporate responsibility and sustainability, community relations, as well as the company’s in-house production studio and event planning functions. Prior to joining Best Buy in 2012, Mr. Furman was the vice president of corporate affairs at Mars Chocolate, the manufacturer of such iconic brands as Snickers, M&M’s and Dove. He previously held senior communications positions at Google, CNN and in the administrations of New York City Mayor Rudy Giuliani and President Bill Clinton. He is a member of the board of directors for Dunwoody College of Technology and YMCA of the USA. He is also on the adjunct faculty of the University of Minnesota’s School of Journalism and Mass Communication.

Todd G. Hartman was appointed General Counsel in April 2019 and has also served as Chief Risk and Compliance Officer since 2017. In this role, he is responsible for the company’s legal activities and its global risk and compliance program. He also serves as corporate secretary. Mr. Hartman joined Best Buy in 2006. He most recently served as chief risk and compliance officer, overseeing enterprise data security, customer data privacy, enterprise risk management, global security, business continuity/disaster recovery, internal investigations, crisis response management and compliance and ethics. He continues to lead those functions in his current role. Mr. Hartman previously was Best Buy’s deputy general counsel from 2011 to 2017. Before that, he served as the company’s chief compliance officer and vice president of strategic alliances. Prior to joining Best Buy, Mr. Hartman was a partner at Minneapolis law firm Robins Kaplan. He serves as chair of the Best Buy Foundation and on the board of the Guthrie Theater.

R. Michael (Mike) Mohan is our President and Chief Operating Officer, appointed in June 2019. His responsibilities include oversight over all customer channels for Best Buy’s domestic business including retail, ecommerce and customer experience, services, home, and Best Buy Direct. In addition, he leads category management, merchandising, marketing, supply chain and real estate for Best Buy’s core U.S. business. Prior to his current role, he served as chief operating officer, Best Buy U.S. from 2018 to 2019; senior executive vice president and chief merchandising and marketing officer from 2017 to 2018; chief merchandising officer from 2014 to 2017; and president, home from 2013 to 2014. His other roles within the company include various leadership positions within merchandising. Prior to joining Best Buy in 2004 as vice president, digital imaging, Mr. Mohan was vice president and general merchandising manager for Good Guys, an audio/video specialty retailer in the western U.S. Mr. Mohan also previously worked at Future Shop in Canada from 1988 to 1997, prior to our acquisition of the company, where he served in various merchandising roles. Mr. Mohan serves on the board of directors for Bloomin’ Brands, a hospitality industry company that owns several American casual dining restaurant chains, and as a national trustee for the Boys & Girls Clubs of America.

Allison Peterson is our Chief Customer Officer, appointed in May 2020. She is responsible for the holistic enterprise and customer strategy, including the development of innovative business initiatives, value propositions and experiences that create meaningful differentiation and brand love. Ms. Peterson leads the company’s broader enterprise strategy, planning and corporate development and membership offerings. Prior to her current role, she served as the company’s chief marketing officer from 2019 to 2020 and was president of e-commerce from 2017 to 2019. Since joining Best Buy in 2004, Ms. Peterson has held several leadership roles within marketing and e-commerce, including from 2015 to 2017 as vice president of category marketing and vice president of brand strategy from 2014 to 2015. In these roles she has been integral in defining the marketing strategy for the company and leading the shift from traditional to digital marketing. Prior to joining Best Buy she worked for Target Corp. in merchandising and demand planning. Ms. Peterson serves on the executive committee of the board of directors for the Children’s Theatre Company of Minneapolis.

Kamy Scarlett was appointed our Chief Human Resources Officer in June 2017. In this role, she oversees talent development and the health and well-being of the more than 100,000 Best Buy employees worldwide. She also served as our President, U.S. Retail Stores from January 2019 until January 2020, and was responsible for the execution and operation of all domestic Best Buy store locations. Ms. Scarlett joined Best Buy in 2014 as senior vice president of retail and chief human resources officer for Best Buy Canada, serving in that role until May 2017. She was responsible for sales and profits in more than 180 stores in addition to enacting the human resources and talent management strategies for the company. She has served in a variety of retail operations, marketing and human resources leadership roles since beginning her career in retail more than 30 years ago. Prior to joining Best Buy, Ms. Scarlett was the chief operating officer from 2012 to 2014 at Grafton-Fraser Inc., a leading Canadian retailer of men’s apparel. She also previously held leadership roles at Loblaw Cos., Hudson’s Bay Co. and Dylex Inc. Ms. Scarlett serves on the boards of directors of Floor & Decor, a specialty retailer, and the Greater MSP.

Brian Tilzer has served as our Chief Digital and Technology Officer since he joined the company in May 2018. In this role, he is responsible for all aspects of information technology and digital at Best Buy to create a seamless and superior multi-channel customer experience in support of the company’s strategy. He also leads the company’s enterprise data and analytics capability. With more than 25 years of experience in strategic business development, operations and information technology, Mr. Tilzer has deep expertise in understanding, defining and delivering the technology necessary to provide a superior customer experience in a multi-channel environment. Prior to joining Best Buy, he served as chief digital officer from 2013 to 2018 at CVS Health. He also has served as senior vice president of e-commerce for Staples and senior vice president of strategy and business development for Linens ’n Things. Before that, he held leadership roles with Accenture, including helping Best Buy with several growth and performance-improvement programs. Mr. Tilzer serves on the board of directors for Signet Jewelers, the largest retail jewelry chain in the U.S., Canada and United Kingdom.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol BBY. In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. On February 25, 2021, we announced an increase in our regular quarterly dividend from $0.55 per share to $0.70 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Holders

As of March 18, 2021, there were 2,081 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 23, 2019, our Board authorized a $3.0 billion share repurchase program. On February 16, 2021, our Board approved a new $5.0 billion share repurchase program, replacing the existing program, which had $1.7 billion remaining available for repurchases as of January 30, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. We temporarily suspended all share repurchases from March to November of fiscal 2021 to conserve liquidity in light of COVID-19-related uncertainties. During fiscal 2021 we repurchased and retired 3.1 million shares at a cost of $318 million. Between the end of fiscal 2021 on January 30, 2021, and March 18, 2021, we repurchased an incremental 8.1 million shares of our common stock at a cost of $873 million. On February 25, 2021, we announced our plans to spend at least $2 billion on share repurchases in fiscal 2022.

The following table presents information regarding our repurchases of common stock during the fourth quarter of fiscal 2021:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Value of Shares that May Yet Be Purchased Under the Program(1)
Nov. 1, 2020 through Nov. 28, 2020	103,308	$113.88	103,308	$1,923,000,000
Nov. 29, 2020 through Jan. 2, 2021	1,316,868	$103.45	1,316,868	$1,787,000,000
Jan. 3, 2021 through Jan. 30, 2021	1,029,350	$110.76	1,029,350	$1,673,000,000
Total fiscal 2021 fourth quarter	2,449,526	$106.96	2,449,526	$1,673,000,000

(1)At the beginning of the fourth quarter of fiscal 2021, there was $1.9 billion available for share repurchases under our February 2019 $3.0 billion share repurchase program. The "Approximate Value of Shares that May Yet Be Purchased Under the Program" column reflects the $262 million we purchased in the fourth quarter of fiscal 2021 pursuant to such program. Share repurchases prior to February 16, 2021, will be made under our February 2019 $3.0 billion share repurchase program and thereafter will be made under our February 2021 $5.0 billion share repurchase program. For additional information, see Note 9, Shareholders' Equity, of the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The graph assumes an investment of $100 at the close of trading on January 30, 2016, the last trading day of fiscal 2016, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

Fiscal Years Ended	January 30, 2016	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021
Best Buy Co., Inc.	$100.00	$162.91	$273.68	$230.58	$343.49	$453.59
S&P 500	$100.00	$120.04	$151.74	$148.23	$180.37	$211.48
S&P Retailing Group	$100.00	$120.09	$174.49	$186.29	$219.46	$316.05

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

Five-Year Financial Highlights

$ in millions, except per share amounts

Fiscal Year	2021	2020(1)	2019	2018(2)	2017
Consolidated Statements of Earnings Data
Revenue	$47,262	$43,638	$42,879	$42,151	$39,403
Operating income	$2,391	$2,009	$1,900	$1,843	$1,854
Net earnings from continuing operations	$1,798	$1,541	$1,464	$999	$1,207
Gain from discontinued operations	$-	$-	$-	$1	$21
Net earnings	$1,798	$1,541	$1,464	$1,000	$1,228
Per Share Data
Diluted net earnings from continuing operations	$6.84	$5.75	$5.20	$3.26	$3.74
Net gain from discontinued operations	$-	$-	$-	$-	$0.07
Diluted net earnings	$6.84	$5.75	$5.20	$3.26	$3.81
Cash dividends declared and paid	$2.20	$2.00	$1.80	$1.36	$1.57
Operating Statistics
Comparable sales growth(3)	9.7%	2.1%	4.8%	5.6%	0.3%
Gross profit rate	22.4%	23.0%	23.2%	23.4%	24.0%
Selling, general and administrative expenses rate	16.8%	18.3%	18.7%	19.0%	19.2%
Operating income rate	5.1%	4.6%	4.4%	4.4%	4.7%
Year-End Data
Current ratio(4)	1.2	1.1	1.2	1.3	1.5
Total assets	$19,067	$15,591	$12,901	$13,049	$13,856
Debt, including current portion	$1,377	$1,271	$1,388	$1,355	$1,365
Total equity	$4,587	$3,479	$3,306	$3,612	$4,709
Number of stores:
Domestic(5)	991	1,009	1,026	1,298	1,369
International	168	222	212	216	212
Total	1,159	1,231	1,238	1,514	1,581
Retail square footage (in thousands):
Domestic(5)	38,186	38,821	39,500	40,360	41,039
International	3,922	4,711	4,607	4,602	4,511
Total	42,108	43,532	44,107	44,962	45,550

(1)In the first quarter of fiscal 2020, we adopted new lease accounting guidance that resulted in the recognition of operating lease assets and operating lease liabilities on the balance sheet. Refer to Note 1, Summary of Significant Accounting Policies, and Note 7, Leases, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for additional information regarding our leases.

(2)Fiscal 2018 included 53 weeks. All other periods presented included 52 weeks.

(3)In the first quarter of fiscal 2020, we refined our methodology for calculating comparable sales. It now reflects certain revenue streams previously excluded from the comparable sales calculation, such as credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. The impact of adopting these changes is immaterial to all periods presented, and therefore prior-period comparable sales disclosures have not been restated. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, for additional information regarding our comparable sales calculation.

(4)The current ratio is calculated by dividing total current assets by total current liabilities.

(5)Includes Best Buy Outlet Centers for all fiscal years presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended February 1, 2020, for discussion of the results of operations for the year ended February 1, 2020, compared to the year ended February 2, 2019, which is incorporated by reference herein.

Overview

Our purpose is to enrich lives through technology. We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations, including our Best Buy Health business, in all states, districts and territories of the U.S. under various brand names including Best Buy, Best Buy Business, Best Buy Express, Best Buy Health, CST, Geek Squad, GreatCall, Lively, Magnolia and Pacific Kitchen and Home and the domain names bestbuy.com and greatcall.com. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile and Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx. During the third quarter of fiscal 2021 we made the decision to exit our operations in Mexico. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2021, fiscal 2020 and fiscal 2019 included 52 weeks. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico.

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

On November 24, 2020, we announced our decision to exit our operations in Mexico. As a result, all revenue from Mexico operations has been excluded from our comparable sales calculation beginning in December of fiscal 2021.

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. As a result, all revenue related to these stores has been excluded from our comparable sales calculation beginning in March 2018. On October 1, 2018, we acquired all outstanding shares of GreatCall, Inc. (“GreatCall”) and on May 9, 2019, we acquired all outstanding shares of Critical Signal Technologies, Inc. (“CST”). Consistent with our comparable sales policy, the results of GreatCall are included in our comparable sales calculation beginning in the fourth quarter of fiscal 2020, and the results of CST are included in our comparable sales calculation beginning in the third quarter of fiscal 2021.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share ("EPS"). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill impairments, price-fixing settlements, gains and losses on investments, intangible asset amortization, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

Refer to the Non-GAAP Financial Measures section below for detailed reconciliations of items impacting non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS in the presented periods.

Business Strategy and COVID-19 Update

In fiscal 2021 our Enterprise comparable sales grew 9.7% as we leveraged our unique capabilities, including our supply chain expertise, flexible store operating model and ability to shift quickly to digital, to meet what was clearly elevated demand for products that help customers work, learn, cook, entertain and connect in their homes. We provided customers with multiple options for how, when and where they shopped with us to ensure it satisfied their need for safety and convenience. The pandemic environment underscored our purpose to enrich lives through technology, and the capabilities we strengthened in fiscal 2021 will benefit us going forward as we execute our strategy.

Our strong financial performance allowed us to share our success with the community, our shareholders, and, importantly, our employees. In the third quarter of fiscal 2021, we made a $40 million donation to the Best Buy Foundation to accelerate the progress towards our goal to reach 100 Teen Tech Centers across the U.S. We believe our Teen Tech Centers help to further our commitments towards economic and social justice in our communities by making a measurable difference in the lives of underserved teens who may not otherwise have access to technology. In addition, we resumed our share repurchase program during the fourth quarter of fiscal 2021 and increased our quarterly dividend by 27% to $0.70 per share. For our employees, we provided hourly appreciation pay for those who were working on the frontlines, paid recognition bonuses to field employees and established multiple hardship funds for anyone impacted physically, emotionally or financially by COVID-19. Starting August 1, 2020, we also raised our starting wage to $15 per hour for all domestic employees and enhanced our employee benefits.

Throughout the pandemic and across all the ways customers can shop, we adhered to safety protocols that limited store capacity, followed strict social distancing practices and used proper protective equipment, including requiring our employees and customers to wear masks.

This COVID-19 pandemic and the shift in customer buying behavior underscores the importance of our strong multi-channel capabilities. In fiscal 2021 our Domestic online revenue grew 144% compared to last year. We believe it is essential to provide options that let customers choose what works best for them. To best serve our customers during the pandemic, we had to be innovative and flexible. Early in the year, we quickly rolled out enhanced curbside pick-up across our stores to provide our customers convenience when we made the difficult decision to close our stores in March 2020. In May 2020 we developed an in-store appointment model that provided our customers with an option to shop in our stores as we prepared to open stores back up to customer shopping. We developed solutions like virtual consultations with advisors and video chats with our store associates. In addition, we made significant improvements to the functionality and customer experience of our app to support shopping, support and fulfillment. We provided fulfillment options that customers have come to expect from all retailers like fast and free home delivery, in-store pick-up and curbside pick-up.

As we look forward, the environment is still evolving, and our operating model and supporting cost structure are evolving as well. The pandemic has accelerated the evolution of retail and compelled us to change our operating model in the best interest of our employees and customers. We have also expedited some planned strategic changes that we believe will allow us to emerge from this time even stronger.

During the third quarter of fiscal 2021 we made the difficult decision to exit our operations in Mexico and began taking other actions to more broadly align our organizational structure in support of our strategy. As a result, we recorded $144 million of charges in our International segment in fiscal 2021, including $23 million of inventory markdowns within cost of sales and $121 million within restructuring charges primarily comprised of asset impairments, currency translation adjustments and termination benefits. As of January 30, 2021, the exit was substantially complete and we do not expect to incur material future restructuring charges in fiscal 2022 related to the exit.

We also recorded $133 million of restructuring charges in our Domestic segment in fiscal 2021, primarily related to termination benefits associated with field and corporate organizational changes in support of our strategy, as well as impairments of technology assets held in service of our Mexico operations.

As we continue to evolve our Building the New Blue Strategy, it is possible that we will incur material future restructuring costs, but we are unable to forecast the timing and magnitude of such costs. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

We believe the following will be permanent and structural implications of the pandemic relevant to Best Buy:

• Customer shopping behavior will be permanently changed in a way that is even more digital and puts customers entirely in control to shop how they want. Our strategy is to embrace that reality, and lead, not follow.

• Our workforce will need to evolve in a way that meets the needs of customers while also providing more flexible opportunities for our people.

• Technology is playing an even more crucial role in people’s lives, and, as a result, our purpose to enrich lives through technology has never been more important. Said differently, people are using technology to address their needs in ways they never contemplated before, and we play a vital role in bringing technology to life for both customers and our vendor partners.

These implications are extensive and interdependent, and we are, as quickly as possible, both implementing change today and assessing future changes across our entire business, including how we evolve our stores and labor model, and how we spend our investment dollars.

In summary, during fiscal 2021 we managed through the challenging environment in a way that allowed us to accelerate many aspects of our strategy to deliver on our purpose. Our teams showed perseverance and commitment through the year and collectively changed the way we do business at a pace we never imagined.

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

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

Consolidated Performance Summary	2021	2020	2019
Revenue	$47,262	$43,638	$42,879
Revenue % increase	8.3%	1.8%	1.7%
Comparable sales growth	9.7%	2.1%	4.8%
Gross profit	$10,573	$10,048	$9,961
Gross profit as a % of revenue(1)	22.4%	23.0%	23.2%
SG&A	$7,928	$7,998	$8,015
SG&A as a % of revenue(1)	16.8%	18.3%	18.7%
Restructuring charges	$254	$41	$46
Operating income	$2,391	$2,009	$1,900
Operating income as a % of revenue	5.1%	4.6%	4.4%
Net earnings	$1,798	$1,541	$1,464
Diluted earnings per share	$6.84	$5.75	$5.20

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

In fiscal 2021 we generated $47.3 billion in revenue and our comparable sales increased 9.7%. The impact of the pandemic drove strong customer demand for products to help them work, learn, cook, entertain and connect in their homes. Our strong sales performance resulted in operating income rate expansion of 50 basis points compared to fiscal 2020.

Revenue, gross profit rate, SG&A rate and operating income rate changes in fiscal 2021 were primarily driven by our Domestic segment. For further discussion of each segment's rate changes, see Segment Performance Summary, below.

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

Domestic Segment Performance Summary	2021	2020	2019
Revenue	$43,293	$40,114	$39,304
Revenue % increase	7.9%	2.1%	1.7%
Comparable sales growth(1)	9.2%	2.3%	4.8%
Gross profit	$9,720	$9,234	$9,144
Gross profit as a % of revenue	22.5%	23.0%	23.3%
SG&A	$7,239	$7,286	$7,300
SG&A as a % of revenue	16.7%	18.2%	18.6%
Restructuring charges	$133	$41	$47
Operating income	$2,348	$1,907	$1,797
Operating income as a % of revenue	5.4%	4.8%	4.6%
Selected Online Revenue Data
Total online revenue	$18,674	$7,640	$6,528
Online revenue as a % of total segment revenue	43.1%	19.0%	16.6%
Comparable online sales growth(1)	144.4%	17.0%	10.5%

(1)Comparable online sales are included in the comparable sales calculation.

The increase in revenue in fiscal 2021 was primarily driven by the comparable sales growth across most of our product categories, partially offset by the loss of revenue from permanent store closures in the past year. Online revenue of $18.7 billion increased 144.4% on a comparable basis in fiscal 2021, primarily due to higher conversion rates and increased traffic as we saw a channel shift in our customer shopping behavior as a result of COVID-19.

Domestic segment stores open at the end of each of the last three fiscal years, excluding stores that were temporarily closed as a result of COVID-19 in fiscal 2021, were as follows:

	2019	2020			2021
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	997	-	(20)	977	-	(21)	956
Outlet Centers	8	5	(2)	11	3	-	14
Pacific Sales	21	-	-	21	-	-	21
Total Domestic segment stores	1,026	5	(22)	1,009	3	(21)	991

We continuously monitor store performance. As we approach the expiration date of our leases, we evaluate various options for each location, including whether a store should remain open.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2021	2020	2021	2020
Computing and Mobile Phones	46%	45%	13.0%	3.2%
Consumer Electronics	30%	33%	(0.2)%	1.9%
Appliances	13%	11%	23.2%	13.0%
Entertainment	6%	6%	17.9%	(18.5)%
Services	5%	5%	(1.4)%	6.8%
Total	100%	100%	9.2%	2.3%

Continued strong demand in categories that help our customers work, learn, cook, entertain and connect from home contributed to our Domestic comparable sales changes across most of our categories. Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 13.0% comparable sales growth was driven primarily by computing, tablets and networking, partially offset by declines in mobile phones.

• Consumer Electronics: The 0.2% comparable sales decline was driven primarily by headphones and digital imaging, partially offset by growth in home theater.

• Appliances: The 23.2% comparable sales growth was driven by both large and small appliances.

• Entertainment: The 17.9% comparable sales growth was driven primarily by gaming and virtual reality, partially offset by declines in movies.

• Services: The 1.4% comparable sales decline was primarily driven by our repair, delivery and installation services.

Our gross profit rate decreased in fiscal 2021 primarily due to higher supply chain costs as a result of the increased mix of online revenue and lower profit-sharing revenue from our private label and co-branded credit card arrangement, partially offset by a more favorable promotional environment.

Our SG&A decreased in fiscal 2021 primarily due to lower store payroll expense and other actions taken at the onset of the pandemic, such as the temporary suspension of the 401(k) employer match, reduced advertising and lower store overhead expenses. These decreases were partially offset by increases in variable costs associated with higher sales volume and a $40 million donation to the Best Buy Foundation. Lower store payroll expense was primarily due to fewer labor hours as a result of reduced store operating hours, lower store-generated revenue and efficiencies in our labor model, which was partially offset by increased wage rates. SG&A also includes $81 million of employee retention credits as a result of the Federal Coronavirus Aid, Relief and Economic Security (CARES) Act.

Restructuring charges in fiscal 2021 related to termination benefits associated with actions taken to more broadly align our organizational structure in support of our strategy. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Our operating income rate increased in fiscal 2021 primarily driven by increased leverage from higher sales volume on our fixed expenses, which resulted in favorable SG&A rates, partially offset by the decrease in gross profit rate and restructuring charges described above.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

International Segment Performance Summary	2021	2020	2019
Revenue	$3,969	$3,524	$3,575
Revenue % change	12.6%	(1.4)%	2.5%
Comparable sales % change	15.0%	(0.5)%	4.6%
Gross profit	$853	$814	$817
Gross profit as a % of revenue	21.5%	23.1%	22.9%
SG&A	$689	$712	$715
SG&A as a % of revenue	17.4%	20.2%	20.0%
Restructuring charges	$121	$-	$(1)
Operating income	$43	$102	$103
Operating income as a % of revenue	1.1%	2.9%	2.9%

The increase in revenue in fiscal 2021 was primarily driven by comparable sales growth across most of our product categories, partially offset by the negative impact of foreign currency exchange rate fluctuations related to our operations in Mexico and Canada, and lower revenue in Mexico as a result of our decision in the third quarter of fiscal 2021 to exit operations.

International segment stores open at the end of each of the last three fiscal years, excluding stores that were temporarily closed as a result of COVID-19 in fiscal 2021, were as follows:

	2019	2020			2021
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Canada
Best Buy	132	-	(1)	131	-	-	131
Best Buy Mobile	45	-	(3)	42	-	(9)	33
Mexico
Best Buy	29	6	-	35	-	(31)	4
Best Buy Express	6	8	-	14	-	(14)	-
Total International segment stores	212	14	(4)	222	-	(54)	168

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2021	2020	2021	2020
Computing and Mobile Phones	47%	45%	23.8%	0.6%
Consumer Electronics	30%	33%	0.3%	1.4%
Appliances	10%	9%	20.9%	0.7%
Entertainment	8%	6%	52.1%	(20.0)%
Services	4%	6%	(11.0)%	9.3%
Other	1%	1%	9.4%	(14.1)%
Total	100%	100%	15.0%	(0.5)%

Similar to the Domestic segment, strong demand in categories that help our customers work, learn, cook, entertain and connect from home contributed to our International comparable sales changes across most of our categories. Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 23.8% comparable sales growth was driven primarily by computing, tablets and networking, partially offset by declines in mobile phones.

• Consumer Electronics: The 0.3% comparable sales growth was driven primarily by home theater and health and fitness, partially offset by declines in smart home and digital imaging.

• Appliances: The 20.9% comparable sales growth was driven by both small and large appliances.

• Entertainment: The 52.1% comparable sales growth was driven primarily by gaming and virtual reality.

• Services: The 11.0% comparable sales decline was driven primarily by warranty and repair services.

• Other: The 9.4% comparable sales growth was driven primarily by baby products.

Our gross profit rate declined in fiscal 2021 primarily due to operations in Canada, which was largely driven by higher supply chain costs as a result of the increased mix of online revenue and a lower mix of higher margin services revenue. Gross profit also decreased $23 million as a result of inventory markdowns associated with our decision to exit our operations in Mexico.

Our SG&A decreased in fiscal 2021 primarily due to operations in Canada as a result of lower store payroll expense, partially offset by higher incentive compensation.

Restructuring charges in fiscal 2021 primarily related to asset impairments, currency translation adjustments and termination benefits associated with our decision to exit our operations in Mexico. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Our operating income rate decreased in fiscal 2021 primarily driven by restructuring charges and the lower gross profit rate described above, partially offset by a favorable SG&A rate driven by increased leverage from higher sales volume on our fixed expenses.

Additional Consolidated Results

Other Income (Expense)

Our investment income and other decreased in fiscal 2021 primarily due to less favorable interest rates on our investments, partially offset by an increase in the fair value of a minority equity investment.

Interest expense decreased in fiscal 2021 primarily due to more favorable interest rates related to our interest rate swap contracts, partially offset by an increase in interest expense as a result of our short-term draw on our $1.25 billion five-year senior unsecured revolving credit facility. Refer to Note 8, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding our revolving credit facility.

Income Tax Expense

Income tax expense increased in fiscal 2021 primarily due to an increase in pre-tax earnings. Our effective tax rate increased in fiscal 2021 primarily due to an increase in losses for which tax benefits were not recognized, a decrease in the tax benefit from stock-based compensation and the impact of higher pre-tax earnings on discrete tax benefits, partially offset by an increase in the tax benefit from federal tax credits and the resolution of discrete tax matters.

Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

Fiscal Year	2021	2020	2019
Operating income	$2,391	$2,009	$1,900
% of revenue	5.1%	4.6%	4.4%
Restructuring - inventory markdowns(1)	23	-	-
Price-fixing settlement(2)	(21)	-	-
Intangible asset amortization(3)	80	72	22
Restructuring charges(4)	254	41	46
Acquisition-related transaction costs(3)	-	3	13
Tax reform-related item - employee bonus(5)	-	-	7
Non-GAAP operating income	$2,727	$2,125	$1,988
% of revenue	5.8%	4.9%	4.6%

Effective tax rate	24.3%	22.7%	22.4%
Price-fixing settlement(2)	0.2%	-%	-%
Intangible asset amortization(3)	(0.6)%	0.1%	-%
Restructuring charges(4)	(1.0)%	-%	(0.1)%
Gain on investments, net(6)	0.1%	-%	-%
Tax reform - repatriation tax(5)	-%	-%	1.1%
Tax reform - deferred tax rate change(5)	-%	-%	0.3%
Non-GAAP effective tax rate	23.0%	22.8%	23.7%

Diluted EPS	$6.84	$5.75	$5.20
Restructuring - inventory markdowns(1)	0.09	-	-
Price-fixing settlement(2)	(0.08)	-	-
Intangible asset amortization(3)	0.30	0.27	0.08
Restructuring charges(4)	0.97	0.15	0.16
Gain on investments, net(6)	(0.05)	-	(0.04)
Acquisition-related transaction costs(3)	-	0.01	0.05
Tax reform-related item - employee bonus(5)	-	-	0.02
Tax reform - repatriation tax(5)	-	-	(0.07)
Tax reform - deferred tax rate change(5)	-	-	(0.02)
Income tax impact of non-GAAP adjustments(7)	(0.16)	(0.11)	(0.06)
Non-GAAP diluted EPS	$7.91	$6.07	$5.32

For additional information regarding the nature of charges discussed below, refer to Note 2, Restructuring; Note 3, Acquisitions; Note 4, Goodwill and Intangible Assets; Note 6, Derivative Instruments; and Note 11, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)Represents inventory markdowns recorded within cost of sales associated with the decision to exit operations in Mexico.

(2)Represents a price-fixing litigation settlement received in relation to products purchased and sold in prior fiscal years.

(3)Represents charges associated with acquisitions, including: (1) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and developed technology; and (2) acquisition-related transaction costs primarily comprised of professional fees.

(4)Represents charges associated with actions taken to better align the company’s organizational structure with its strategic focus and the decision to exit operations in Mexico in fiscal 2021, charges and subsequent adjustments associated with U.S. retail operating model changes in fiscal 2020, and charges and subsequent adjustments primarily associated with the closure of Best Buy Mobile stand-alone stores in the U.S. in fiscal 2019.

(5)Represents adjustments resulting from the Tax Cuts and Jobs Act of 2017 (“tax reform”) enacted into law in the fourth quarter of fiscal 2018, including amounts associated with a deemed repatriation tax and the revaluation of deferred tax assets and liabilities, as well as a one-time bonus for certain employees in response to future tax savings created by tax reform.

(6)Represents an increase in the fair value of a minority equity investment in fiscal 2021 and a gain on sale of investments in fiscal 2019.

(7)Represents the summation of the calculated income tax charge related to each non-GAAP non-income tax adjustment. The non-GAAP adjustments primarily relate to the U.S. and Mexico. As such, the income tax charge is calculated using the statutory tax rate of 24.5% for all U.S. non-GAAP items for all periods presented. There is no income tax charge for Mexico non-GAAP items, as there was no tax benefit recognized on these expenses in the calculation of GAAP income tax expense.

Our non-GAAP operating income rate increased in fiscal 2021 primarily driven by increased leverage from higher sales volume on our fixed expenses, which resulted in a favorable SG&A rate, partially offset by a decrease in gross profit rate.

Our non-GAAP effective tax rate increased in fiscal 2021 primarily due to a decrease in the tax benefit from stock-based compensation and the impact of higher pre-tax earnings on discrete tax benefits, partially offset by an increase in the tax benefit from federal tax credits and the resolution of discrete tax matters.

Our non-GAAP diluted EPS increased in fiscal 2021 primarily driven by increases in non-GAAP operating income and lower diluted weighted-average common shares outstanding from share repurchases.

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

Cash and cash equivalents were as follows ($ in millions):

	January 30, 2021	February 1, 2020
Cash and cash equivalents	$5,494	$2,229

The increase in cash and cash equivalents in fiscal 2021 was primarily driven by the increase in operating cash flows and a reduction in share repurchases, which were temporarily suspended from March to November of fiscal 2021.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	2021	2020	2019
Total cash provided by (used in):
Operating activities	$4,927	$2,565	$2,408
Investing activities	(788)	(895)	508
Financing activities	(876)	(1,498)	(2,018)
Effect of exchange rate changes on cash	7	(1)	(14)
Increase in cash, cash equivalents and restricted cash	$3,270	$171	$884

Operating Activities

The increase in cash provided by operating activities in fiscal 2021 was primarily due to higher inventory turnover and the timing of inventory purchases and payments to meet continued higher demand. The increase was also driven by the timing of payments related to accrued compensation and benefits and higher earnings.

Investing Activities

The decrease in cash used in investing activities in fiscal 2021 was primarily due to the absence of acquisitions.

Financing Activities

The decrease in cash used in financing activities in fiscal 2021 was primarily due to lower share repurchases, which were temporarily suspended from March to November of fiscal 2021.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility (the "Facility”) with a syndicate of banks. Refer to Note 8, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information on the terms of the Facility. In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of the Facility on March 19, 2020, which remained outstanding until July 27, 2020, when the amounts we had borrowed under the Facility were repaid in full. There were no borrowings outstanding under the Facility as of January 30, 2021, or February 1, 2020.

Our ability to continue to access the Facility is subject to our compliance with its terms and conditions, including financial covenants. The financial covenants require us to maintain certain financial ratios. As of January 30, 2021, we were in compliance with all financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under the Facility as well.

Our credit ratings and outlook as of March 18, 2021, are summarized below. On February 26, 2021, Moody’s upgraded its rating to A3 and confirmed its outlook of Stable. Standard & Poor’s rating and outlook remained unchanged from the prior year.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB	Stable
Moody's	A3	Stable

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to use for workers' compensation and general liability insurance claims. Restricted cash, which is included in Other current assets on our Consolidated Balance Sheets, was $131 million and $126 million as of January 30, 2021, and February 1, 2020, respectively.

Capital Expenditures

Our capital expenditures typically include investments in our information technology (including e-commerce), stores and distribution capabilities. Capital expenditures were as follows ($ in millions):

	2021	2020	2019
E-commerce and information technology	$539	$431	$448
Store-related projects(1)	117	238	264
Supply chain	57	74	107
Total capital expenditures(2)	$713	$743	$819

(1)Store-related projects are primarily comprised of store remodels and various merchandising projects.

(2)Total capital expenditures exclude non-cash capital expenditures of $32 million, $10 million and $53 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Non-cash capital expenditures are comprised of finance leases, as well as additions to property and equipment included in accounts payable.

Debt and Capital

As of January 30, 2021, we had $500 million of principal amount of notes due October 1, 2028 (“2028 Notes”) and $650 million of principal amount of notes due October 1, 2030 (“2030 Notes”). Upon issuance of our 2030 Notes, we cash settled the associated Treasury Rate Lock ("T-Lock") contracts entered into in fiscal 2021 to hedge the base interest rate variability on a portion of our then-expected refinancing of our maturing $650 million of principal amount of notes due March 15, 2021 (“2021 Notes”). The net proceeds from the 2030 Notes were used to replace our 2021 Notes that we retired in December 2020 by exercising our option to redeem the notes at par. Refer to Note 6, Derivative Instruments, and Note 8, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our T-Lock contracts and outstanding debt.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board. The payment of cash dividends is also subject to customary legal and contractual restrictions. Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment-grade credit metrics.

On February 23, 2019, the Board authorized a $3.0 billion share repurchase program. On February 16, 2021, the Board approved a new $5.0 billion share repurchase program, replacing the existing program which had $1.7 billion remaining available for repurchases as of January 30, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. We temporarily suspended all share repurchases from March to November of fiscal 2021 to conserve liquidity in light of COVID-19-related uncertainties. Between the end of fiscal 2021 on January 30, 2021, and March 18, 2021, we repurchased an incremental 8.1 million shares of our common stock at a cost of $873 million. On February 25, 2021, we announced our plans to spend at least $2 billion on share repurchases in fiscal 2022.

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	2021	2020	2019
Total cost of shares repurchased	$318	$1,009	$1,493
Average price per share	$102.63	$72.34	$70.28
Total number of shares repurchased	3.1	14.0	21.2
Regular quarterly cash dividends per share	$2.20	$2.00	$1.80
Cash dividends declared and paid	$568	$527	$497

Dividends declared and paid increased in fiscal 2021 primarily due to an increase in the regular quarterly cash dividend per share. On February 25, 2021, we announced the Board’s approval of a 27% increase in the regular quarterly dividend to $0.70 per share.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained relatively unchanged at 1.2 as of January 30, 2021, compared to 1.1 as of February 1, 2020. Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings, remained unchanged at 0.8 as of January 30, 2021, and February 1, 2020.

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not have outstanding off-balance-sheet arrangements. Contractual obligations as of January 30, 2021, were as follows ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations(1)	$3,107	$2,922	$151	$29	$5
Operating lease obligations(2)(3)	2,917	741	1,147	637	392
Long-term debt obligations(4)	1,150	-	-	-	1,150
Interest payments(5)	217	22	44	50	101
Short-term debt obligations(4)	110	110	-	-	-
Finance lease obligations(2)	41	14	17	6	4
Total	$7,542	$3,809	$1,359	$722	$1,652

For additional information regarding the nature of contractual obligations discussed below, refer to Note 6, Derivative Instruments; Note 7, Leases; Note 8, Debt; and Note 13, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty. Additionally, although they do not contain legally binding purchase commitments, we included open purchase orders in the table above. Substantially all open purchase orders are fulfilled within 30 days.

(2)Lease obligations exclude $56 million of legally binding fixed costs for leases signed but not yet commenced.

(3)Operating lease obligations exclude payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.7 billion as of January 30, 2021.

(4)Represents principal amounts only and excludes interest rate swap valuation adjustments related to our long-term debt obligations.

(5)Interest payments related to our 2028 Notes and 2030 Notes include the variable interest rate payments included in our interest rate swaps.

Additionally, we have $1.25 billion in undrawn capacity on our Facility as of January 30, 2021, which if drawn upon, would be included as short-term debt on our Consolidated Balance Sheets.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Other than our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases, in the first quarter of fiscal 2020, and our adoption of ASU 2014-09, Revenue from Contracts with Customers, in the first quarter of fiscal 2019, we have not made any material changes to our accounting policies or methodologies during the past three fiscal years. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective or complex judgments and generally incorporate significant uncertainty.

Vendor Allowances

Description

We receive funds from our merchandise vendors through a variety of programs and arrangements for product advertising and product placement, primarily in the form of allowances based on purchases or sales volumes. We recognize allowances based on purchases and sales as a reduction of cost of sales when the associated inventory is sold. Allowances for advertising and placement are recognized as a reduction of cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell a vendor's products are recorded as an offset to the related expense when incurred.

Judgments and uncertainties involved in the estimate

Due to the quantity and diverse nature of our vendor agreements, estimates are made to determine the amount of funding to be recognized in earnings or deferred as an offset to inventory. These estimates require a detailed analysis of complex factors, including (1) proper classification of the type of funding received; and (2) the methodology to estimate the portion of purchases-based funding that should be recognized in cost of sales in each period, which considers factors such as inventory turn by product category and actual sell-through of inventory.

Effect if actual results differ from assumptions

A 10% change in our vendor funding deferral as of January 30, 2021, would have affected net earnings by approximately $33 million in fiscal 2021. The overall level of deferral has remained relatively stable over the last three years.

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

Judgments and uncertainties involved in the estimate

Determining fair value of a reporting unit is complex and typically requires analysis of discounted cash flows and other market information, such as trading multiples and other observable metrics. Cash flow analysis requires judgment regarding many factors, such as revenue growth rates, expenses and capital expenditures. Market information requires judgmental selection of relevant market comparables. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $444 million and $542 million, respectively, as of January 30, 2021. There is greater uncertainty surrounding the key assumptions used to estimate the fair value of the Best Buy Health reporting unit and therefore a greater degree of complexity and judgment involved in our impairment analysis. Our valuation of Best Buy Health incorporates relatively higher levels of revenue growth than our valuation of Best Buy Domestic and, consequently, estimation of factors such as new customer growth, customer retention rates, capital expenditure requirements, advertising and cost to serve expenses and weighted-average cost of capital rates that incorporate significant judgment.

Effect if actual results differ from assumptions

A 10% change in the fair value of the Best Buy Health reporting unit as of January 30, 2021, would not have had a material effect on our net earnings in fiscal 2021. Since acquisition, our estimate of the fair value of Best Buy Health has remained relatively stable.

Inventory Markdown

Description

Our merchandise inventories were $5.6 billion as of January 30, 2021. We value our inventory at the lower of cost or net realizable value through the establishment of inventory markdown adjustments. Markdown adjustments reflect the excess of cost over the net recovery we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis. No adjustment is recorded for inventory that we are able to return to our vendors for full credit.

Judgments and uncertainties involved in the estimate

Markdown adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment about the expected revenue and incremental costs we will generate for current inventory. Such estimates include the evaluation of historical recovery rates, as well as factors such as product type and condition, forecasted consumer demand, product lifecycles, promotional environment, vendor return rights and the expected sales channel of ultimate disposition. We also apply judgment in the assumptions about other components of net realizable value, such as vendor allowances and selling costs.

Effect if actual results differ from assumptions

A 10% change in our markdown adjustment as of January 30, 2021, would have affected net earnings by approximately $13 million in fiscal 2021. The level of markdown adjustments has remained relatively stable over the last three fiscal years.

Tax Contingencies

Description

Our income tax returns are periodically audited by U.S. federal, state and local and foreign taxing authorities. Taxing authorities audit our tax filing positions, including the timing and amount of income and deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various taxing authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provisions in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

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

Service Revenue

Description

We sell support plans as part of a bundled service offer which may include items such as technical support, price discounts on future purchases, anti-virus software and one-time service repairs. We allocate the transaction price to all performance obligations identified in the contract based on their relative fair value. For technical support services, we typically recognize revenue over time on a usage basis, an input method of measuring progress over the related contract term. This method involves the estimation of expected usage patterns, primarily derived from historical information.

Judgments and uncertainties involved in the estimate

There is judgment in (1) measuring the relative standalone selling price for bundled performance obligations, and (2) assessing the appropriate recognition and methodology for each performance obligation, and for those based on usage, estimating the expected pattern of consumption across a large portfolio of customers. When insufficient reliable and relevant history is available to estimate usage, we generally recognize revenue ratably over the life of the contract until such history has accumulated.

Effect if actual results differ from assumptions

A 10% change in the amount of services membership deferred revenue as of January 30, 2021, would have affected net earnings by approximately $13 million in fiscal 2021. The amount of services membership deferred revenue has remained relatively stable over the last three fiscal years.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash and cash equivalents generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating-rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 6, Derivative Instruments, and Note 8, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our interest rate swaps.

In fiscal 2021 we entered into T-Lock contracts to hedge the base interest rate variability on a portion of our then-expected refinancing of our maturing 2021 Notes. The T-Lock contracts were immaterial and cash settled upon issuance of our 2030 Notes in fiscal 2021. The fair value of the T-Lock contracts upon settlement was released from Accumulated other comprehensive income on our Consolidated Balance Sheets and recorded in Interest expense on our Consolidated Statements of Earnings as interest is accrued over the life of the 2030 Notes.

As of January 30, 2021, we had $5.5 billion of cash and cash equivalents and $500 million of debt that has been swapped to floating rate, and therefore the net balance exposed to interest rate changes was $5.0 billion. As of January 30, 2021, a 50-basis point increase in short-term interest rates would have led to an estimated $25 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $25 million increase in net interest expense.

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

In fiscal 2021 foreign currency exchange rate fluctuations were driven by the strength of the U.S. dollar compared to the Mexican peso and the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as foreign currencies translated into fewer U.S. dollars. The strength of the U.S. dollar compared to the Mexican peso also had a favorable impact on earnings as the operating loss in Mexican pesos translated into fewer U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $45 million and a net favorable impact on earnings of approximately $15 million in fiscal 2021, excluding the reclassification of cumulative translation adjustments into earnings as a result of our exit from Mexico.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 30, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of January 30, 2021. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended January 30, 2021, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of January 30, 2021.

/s/ Corie Barry	/s/ Matthew Bilunas
Corie Barry, Chief Executive Officer	Matthew Bilunas, Chief Financial Officer
(duly authorized and principal executive officer)	(duly authorized and principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of January 30, 2021 and February 1, 2020, the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders' equity for each of the three years in the period ended January 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

The Company changed its method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standards Update No. 2016-02 Leases (Topic 842). Our opinion is not modified with respect to this matter.

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

Vendor Allowances — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company receives vendor allowances from certain merchandise vendors through a variety of programs intended to offset the invoice cost of inventory and for promoting and selling merchandise inventory. Allowances based on purchases are initially deferred and recorded as a reduction of merchandise inventory and are recognized as a reduction to cost of sales when the associated inventory is sold. Allowances based on sales volumes are based on merchandise sold and are calculated using an agreed upon amount for each unit sold and recognized as a reduction to cost of sales when the associated inventory is sold. Other promotional allowances not specifically related to volume of purchases or sales, such as advertising and placement are recognized as a reduction to cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental, and identifiable costs incurred to sell a vendor’s products are recorded as an offset to the related expense when incurred.

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

•We tested the amount of deferred vendor allowances recorded as a reduction to inventory by developing an expectation for the amount and comparing our expectation to the amount recorded by management.

Goodwill — Best Buy Health Reporting Unit — Refer to Note 1 to the financial statements

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $986 million as of January 30, 2021, of which $542 million was related to the Best Buy Health reporting unit. The Company uses the discounted cash flow model to estimate the fair value of the Best Buy Health reporting unit, which requires management to make subjective estimates and assumptions related to forecasts of future revenues. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Best Buy Health reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

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

•We inquired of operating and sales management teams to determine whether the judgments and assumptions used in the future revenue projections were consistent with the strategy and long-range plans for the Best Buy Health reporting unit.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 19, 2021

We have served as the Company's auditor since 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 30, 2021, of the Company and our report dated March 19, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 19, 2021

Consolidated Balance Sheets

$ and shares in millions, except per share amounts

	January 30, 2021	February 1, 2020
Assets
Current assets
Cash and cash equivalents	$5,494	$2,229
Receivables, net	1,061	1,149
Merchandise inventories	5,612	5,174
Other current assets	373	305
Total current assets	12,540	8,857
Property and equipment
Land and buildings	658	650
Leasehold improvements	2,192	2,203
Fixtures and equipment	6,333	6,286
Property under finance leases	73	89
Gross property and equipment	9,256	9,228
Less accumulated depreciation	6,996	6,900
Net property and equipment	2,260	2,328
Operating lease assets	2,612	2,709
Goodwill	986	984
Other assets	669	713
Total assets	$19,067	$15,591

Liabilities and equity
Current liabilities
Accounts payable	$6,979	$5,288
Unredeemed gift card liabilities	317	281
Deferred revenue	711	501
Accrued compensation and related expenses	725	410
Accrued liabilities	972	906
Short-term debt	110	-
Current portion of operating lease liabilities	693	660
Current portion of long-term debt	14	14
Total current liabilities	10,521	8,060
Long-term operating lease liabilities	2,012	2,138
Long-term liabilities	694	657
Long-term debt	1,253	1,257
Contingencies and commitments (Note 13)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 257 and 256 shares, respectively	26	26
Additional paid-in capital	-	-
Retained earnings	4,233	3,158
Accumulated other comprehensive income	328	295
Total equity	4,587	3,479
Total liabilities and equity	$19,067	$15,591

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ and shares in millions, except per share amounts

Fiscal Years Ended	January 30, 2021	February 1, 2020	February 2, 2019
Revenue	$47,262	$43,638	$42,879
Cost of sales	36,689	33,590	32,918
Gross profit	10,573	10,048	9,961
Selling, general and administrative expenses	7,928	7,998	8,015
Restructuring charges	254	41	46
Operating income	2,391	2,009	1,900
Other income (expense):
Gain on sale of investments	1	1	12
Investment income and other	37	47	49
Interest expense	(52)	(64)	(73)
Earnings before income tax expense	2,377	1,993	1,888
Income tax expense	579	452	424
Net earnings	$1,798	$1,541	$1,464

Basic earnings per share	$6.93	$5.82	$5.30
Diluted earnings per share	$6.84	$5.75	$5.20

Weighted-average common shares outstanding:
Basic	259.6	264.9	276.4
Diluted	263.0	268.1	281.4

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

$ in millions

Fiscal Years Ended	January 30, 2021	February 1, 2020	February 2, 2019
Net earnings	$1,798	$1,541	$1,464
Foreign currency translation adjustments, net of tax	(4)	1	(20)
Cash flow hedges	(2)	-	-
Reclassification of cumulative translation adjustments into earnings due to exit of business	39	-	-
Comprehensive income	$1,831	$1,542	$1,444

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	January 30, 2021	February 1, 2020	February 2, 2019
Operating activities
Net earnings	$1,798	$1,541	$1,464
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	839	812	770
Restructuring charges	254	41	46
Stock-based compensation	135	143	123
Deferred income taxes	(36)	70	10
Other, net	3	21	(25)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	73	(131)	28
Merchandise inventories	(435)	237	(194)
Other assets	(51)	16	(34)
Accounts payable	1,676	47	432
Income taxes	173	(132)	22
Other liabilities	498	(100)	(234)
Total cash provided by operating activities	4,927	2,565	2,408
Investing activities
Additions to property and equipment, net of $32, $10 and $53, respectively, of non-cash capital expenditures	(713)	(743)	(819)
Purchases of investments	(620)	(330)	-
Sales of investments	546	322	2,098
Acquisitions, net of cash acquired	-	(145)	(787)
Other, net	(1)	1	16
Total cash provided by (used in) investing activities	(788)	(895)	508
Financing activities
Repurchase of common stock	(312)	(1,003)	(1,505)
Issuance of common stock	28	48	38
Dividends paid	(568)	(527)	(497)
Borrowings of debt	1,892	-	498
Repayments of debt	(1,916)	(15)	(546)
Other, net	-	(1)	(6)
Total cash used in financing activities	(876)	(1,498)	(2,018)

Effect of exchange rate changes on cash	7	(1)	(14)
Increase in cash, cash equivalents and restricted cash	3,270	171	884
Cash, cash equivalents and restricted cash at beginning of period	2,355	2,184	1,300
Cash, cash equivalents and restricted cash at end of period	$5,625	$2,355	$2,184

Supplemental cash flow information
Income taxes paid	$442	$514	$391
Interest paid	$50	$62	$71

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances as of February 3, 2018	283	$28	$-	$3,270	$314	$3,612
Adoption of ASU 2014-09	-	-	-	73	-	73
Net earnings	-	-	-	1,464	-	1,464
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(20)	(20)
Stock-based compensation	-	-	123	-	-	123
Issuance of common stock	4	-	38	-	-	38
Common stock dividends, $1.80 per share	-	-	6	(497)	-	(491)
Repurchase of common stock	(21)	(1)	(167)	(1,325)	-	(1,493)
Balances as of February 2, 2019	266	27	-	2,985	294	3,306
Adoption of ASU 2016-02	-	-	-	(22)	-	(22)
Net earnings	-	-	-	1,541	-	1,541
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	1	1
Stock-based compensation	-	-	143	-	-	143
Issuance of common stock	4	-	48	-	-	48
Common stock dividends, $2.00 per share	-	-	9	(536)	-	(527)
Repurchase of common stock	(14)	(1)	(198)	(810)	-	(1,009)
Other	-	-	(2)	-	-	(2)
Balances as of February 1, 2020	256	26	-	3,158	295	3,479
Net earnings	-	-	-	1,798	-	1,798
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	-	-	-	-	(4)	(4)
Cash flow hedges	-	-	-	-	(2)	(2)
Reclassification of cumulative translation adjustments into earnings due to exit of business	-	-	-	-	39	39
Stock-based compensation	-	-	135	-	-	135
Issuance of common stock	4	-	28	-	-	28
Common stock dividends, $2.20 per share	-	-	12	(580)	-	(568)
Repurchase of common stock	(3)	-	(175)	(143)	-	(318)
Balances as of January 30, 2021	257	$26	$-	$4,233	$328	$4,587

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms "Best Buy," "we," "us" and "our" in these Notes to Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

Our purpose is to enrich lives through technology. We have two reportable segments: Domestic and International. The Domestic segment is comprised of the operations, including our Best Buy Health business, in all states, districts and territories of the U.S. under various brand names including Best Buy, Best Buy Business, Best Buy Express, Best Buy Health, CST, Geek Squad, GreatCall, Lively, Magnolia and Pacific Kitchen and Home and the domain names bestbuy.com and greatcall.com. The International segment is comprised of all operations in Canada and Mexico under the brand names Best Buy, Best Buy Express, Best Buy Mobile, Geek Squad and the domain names bestbuy.ca and bestbuy.com.mx.

During the third quarter of fiscal 2021 we made the decision to exit our operations in Mexico. In fiscal 2020 we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”) and the predictive healthcare technology business of BioSensics, LLC (“BioSensics”). In fiscal 2019 we acquired all of the outstanding shares of GreatCall, Inc. (“GreatCall”). Refer to Note 2, Restructuring, and Note 3, Acquisitions, for additional information.

COVID-19

In March 2020 the World Health Organization declared the outbreak of novel coronavirus disease ("COVID-19") as a pandemic. Except where otherwise directed by state and local authorities, we made the decision for the health and safety of our customers and employees to move our stores to a contactless, curbside-only operating model in the fiscal first quarter. We also temporarily suspended in-home delivery, repair and consultation services. At the beginning of the fiscal second quarter, we started welcoming customers back into our stores by offering an in-store consultation service to customers, by appointment only. On June 15, 2020, we began allowing customers to shop without an appointment at more than 800 stores across the U.S. As of June 22, 2020, almost all of our stores were open for shopping. We continue to offer contactless curbside pick-up and in-store consultations for customers who prefer to shop that way.

In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of our $1.25 billion five year senior unsecured revolving credit facility (the “Facility”) on March 19, 2020, that remained outstanding until July 27, 2020, when the amounts we had borrowed under the Facility were repaid in full. See Note 8, Debt, for additional information on the Facility. In March 2020 we also announced the temporary suspension of all share repurchases which we resumed in November 2020.

In the first quarter of fiscal 2021 we concluded that the COVID-19 pandemic’s impact on our store operations was a triggering event to review for potential impairments of our store assets. As a result of this analysis, we recorded an immaterial asset impairment charge for a small number of stores within Selling, general and administrative (“SG&A”) expenses. We also completed a review for potential impairments of our goodwill in the first quarter of fiscal 2021, concluding that no impairment had occurred. A similar conclusion was reached upon completion of our annual goodwill impairment review during the fourth quarter of fiscal 2021.

On March 27, 2020, in response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the COVID-19 pandemic. As a result of the CARES Act, we deferred $142 million of qualified payroll taxes in fiscal 2021 and claimed the employee retention credit, which was treated as a government subsidy to offset related operating expenses. Based on our analysis of the CARES Act, we reduced our SG&A expenses in fiscal 2021 by $81 million for employee retention credits.

The COVID-19 pandemic remains an evolving situation. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration of the outbreak within the markets in which we operate and the related impact on consumer confidence and spending, all of which are highly uncertain.

Basis of Presentation

The consolidated financial statements include the accounts of Best Buy Co., Inc. and its consolidated subsidiaries. All intercompany balances and transactions are eliminated upon consolidation.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our consolidated financial statements. Other than as disclosed in Note 2, Restructuring, no such events were identified for the reported periods that would have materially affected our financial condition, results of operations, liquidity or other factors had they been recorded during fiscal 2021, fiscal 2020 or fiscal 2019.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2021, fiscal 2020 and fiscal 2019 included 52 weeks.

Adopted Accounting Pronouncements

In the first quarter of fiscal 2021 we prospectively adopted the following Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board, all of which had an immaterial impact on our results of operations, cash flows and financial position.

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

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within SG&A.

Cash, Cash Equivalents and Restricted Cash

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds, commercial paper, corporate bonds and time deposits with an original maturity of three months or less when purchased. The amounts of cash equivalents as of January 30, 2021, and February 1, 2020, were $3,559 million and $1,668 million, respectively, and the weighted-average interest rates were 0.6% and 1.8%, respectively.

Cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheets is reconciled to the total shown on our Consolidated Statements of Cash Flows as follows ($ in millions):

-

	January 30, 2021	February 1, 2020	February 2, 2019
Cash and cash equivalents	$5,494	$2,229	$1,980
Restricted cash included in Other current assets	131	126	204
Total cash, cash equivalents and restricted cash	$5,625	$2,355	$2,184

Amounts included in restricted cash are primarily restricted to use for workers' compensation and general liability insurance claims.

Receivables

Receivables consist primarily of amounts due from vendors for various vendor funding programs, banks for customer credit card and debit card transactions and mobile phone network operators for device sales and commissions. Receivables are stated at their carrying values, net of a reserve for expected credit losses, which is primarily based on historical collection trends. Our allowances for uncollectible receivables were $38 million and $24 million as of January 30, 2021, and February 1, 2020, respectively. We had $88 million and $32 million of write-offs in fiscal 2021 and fiscal 2020, respectively.

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

Our inventory valuation also reflects markdown adjustments for the excess of the cost over the net recovery we expect to realize from the ultimate disposition of inventory, including consideration of any rights we may have to return inventory to vendors for a refund, and establishes a new cost basis. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdown adjustments or an increase in the newly established cost basis.

Our inventory valuation reflects adjustments for physical inventory losses (resulting from, for example, theft). Physical inventory is maintained through a combination of full location counts (typically once per year) and more regular cycle counts.

Property and Equipment

Property and equipment is recorded at cost. We depreciate property and equipment to its residual value using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the lease term, which includes optional renewal periods if they are reasonably certain. Accelerated depreciation methods are generally used for income tax purposes.

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

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, generally from two years to five years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality. Capitalized software is included in Fixtures and equipment on our Consolidated Balance Sheets. Software maintenance and training costs are expensed in the period incurred. The costs of developing software for sale to customers is expensed as incurred until technological feasibility is established, which generally leads to expensing substantially all costs.

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

Leases

The majority of our lease obligations are real estate operating leases used in our retail and distribution operations. Our finance leases are primarily equipment-related. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on our Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of Accounting Standard’s Codification 842, Leases, in fiscal 2020, we have elected to combine lease and non-lease components for all classes of assets. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. No components were aggregated in arriving at our reporting units. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $444 million and $542 million, respectively, as of January 30, 2021.

Our detailed impairment testing involves comparing the fair value of each reporting unit with its carrying value, including goodwill. Fair value reflects the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction and typically requires analysis of discounted cash flows and other market information, such as trading multiples and other observable metrics. If the fair value of a reporting unit exceeds its carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value, as appropriate.

We amortize our definite-lived intangible assets over the estimated useful life of the asset. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable and monitor for the existence of potential impairment indicators throughout the fiscal year. We record an impairment loss for any portion of the carrying value that is not recoverable.

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

Interest Rate Swaps

We utilized "receive fixed-rate, pay variable-rate" interest rate swaps to mitigate the effect of interest rate fluctuations on our $650 million principal amount of notes due March 15, 2021 (“2021 Notes”) prior to their retirement in December 2020, and on our $500 million principal amount of notes due October 1, 2028 (“2028 Notes”). Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Consolidated Statements of Earnings from the fair value of the derivatives.

Derivatives Not Designated as Hedging Instruments

We use foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly to our Consolidated Statements of Earnings.

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

Insurance

We are self-insured for certain losses related to workers' compensation, medical and general liability claims; however, we obtain third-party excess insurance coverage to limit our exposure to certain claims. Some of these self-insured losses are managed through a wholly-owned insurance captive. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We utilize valuations provided by qualified, independent third-party actuaries as well as internal insurance and risk expertise. Our self-insured liabilities included on our Consolidated Balance Sheets were as follows ($ in millions):

	January 30, 2021	February 1, 2020
Accrued liabilities	$101	$75
Long-term liabilities	45	46
Total	$146	$121

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

Our income tax returns are periodically audited by U.S. federal, state and local and foreign taxing authorities. At any one time, multiple tax years are subject to audit by the various taxing authorities. In evaluating the exposures associated with our various tax filing positions, we may record a liability for such exposures. A number of years may elapse before a particular matter, for which we have established a liability, is audited and fully resolved or clarified. We adjust our liability for unrecognized tax benefits and income tax provisions in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. We include our liability for unrecognized tax benefits, including accrued penalties and interest, in Long-term liabilities on our Consolidated Balance Sheets and in Income tax expense on our Consolidated Statements of Earnings.

Accrued Liabilities

The major components of accrued liabilities are sales tax liabilities, advertising accruals, sales return reserves, customer deposits and insurance liabilities.

Long-Term Liabilities

The major components of long-term liabilities are unrecognized tax benefits, income tax liabilities and self-insurance reserves.

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

Services - When we are the principal

We recognize revenue for services, such as installation, set-up, software troubleshooting, product repair, consultation and educational classes once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the service or serviced product. Payment terms are typically at the point of sale, but may also occur upon completion of the service. Our service contracts are primarily with retail customers and merchandise vendors (for factory warranty repairs).

For technical support membership contracts (for example, our Total Tech Support offering), we are responsible for fulfilling the support services to customers. These contracts have terms ranging from one month to three years and typically contain several performance obligations. Payment for the membership contracts is due at the start of the contract period. We have determined that our contracts do not include a significant financing component. The primary purpose of our payment terms is to provide customers with a simplified method of purchasing our services, not to provide customers with financing. For performance obligations provided over time, we recognize revenue on a usage basis, an input method of measuring progress over the related contract term. This method is derived by analysis of historical utilization patterns as this depicts when customers use the services and, accordingly, when delivery of the performance obligation occurs. There is judgment in (1) determining the level at which we apply a portfolio approach to these contracts; (2) measuring the relative standalone selling price for performance obligations within these contracts to the extent that they are only bundled and sold to customers with other performance obligations, or alternatively, using a cost-plus margin approach; and (3) assessing the pattern of delivery across multiple portfolios of customers, including estimating current and future usage patterns. When insufficient history is available to estimate usage, we generally recognize revenue ratably over the life of the contract.

Services - When we are the agent

On behalf of third-party underwriters, we sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue at a point in time when the corresponding product revenue is recognized. In addition, in some cases we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the financial performance of the underwriter’s protection plan portfolio. We do not share in any losses of the portfolio. We record any profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs during our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year. Service and commission revenues earned from the sale of extended warranties represented approximately 2% of revenue in fiscal 2021, fiscal 2020 and fiscal 2019.

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

Credit Card Revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Approximately 25% of revenue in fiscal 2021, fiscal 2020 and fiscal 2019 was transacted using one of our branded cards. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partners based on the annual performance of their corresponding portfolio, and we receive quarterly payments based on forecasts of full-year performance. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each quarter when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically quarterly. Profit-share payments occur quarterly, shortly after the end of each program quarter.

Best Buy Gift Cards

We sell Best Buy gift cards to our customers in our retail stores, online and through select third parties. Our gift cards do not expire. We recognize revenue from gift cards when the card is redeemed by the customer. We also recognize revenue for the portion of gift card values that is not expected to be redeemed ("breakage"). We estimate breakage based on historical patterns and other factors, such as laws and regulations applicable to each jurisdiction. We recognize breakage revenue using a method that is consistent with customer redemption patterns. Typically, over 90% of gift card redemptions (and therefore recognition of over 90% of gift card breakage revenue) occur within one year of issuance. There is judgment in assessing (1) the level at which we group gift cards for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of gift cards which we do not expect to be redeemed. Gift card breakage income was $33 million, $35 million and $34 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a gift card at the time of purchase or an instant savings coupon that can be redeemed towards a future purchase. For sales incentives issued to customers that are only earned in conjunction with the purchase of products or services, the sales incentives represent an option that is a material right and, accordingly, is a performance obligation in the contract. The revenue allocated to these sales incentives is deferred as a contract liability and is based on the cards that are projected to be redeemed. We recognize revenue for this performance obligation when it is redeemed by the customer or when it is not expected to be redeemed. There is judgment in determining (1) the level at which we group incentives based on similar redemption patterns, (2) future redemption patterns, and (3) the ultimate number of incentives that we do not expect to be redeemed.

We also issue coupons that are not earned in conjunction with a purchase of a product or service, typically as part of targeted marketing activities. This is not a performance obligation, but is recognized as a reduction of the transaction price when redeemed by the customer.

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each purchase completed with us or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases. Depending on the customer's membership level within our loyalty program, certificate expirations typically range from 2 to 6 months from the date of issuance. Our loyalty programs represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by our loyalty program members is deferred and included in Deferred revenue on our Consolidated Balance Sheets based on the percentage of points that are projected to be redeemed. We recognize revenue for this performance obligation over time when a certificate is estimated to be redeemed by the customer. There is inherent judgment in estimating the value of our customer loyalty programs as they are susceptible to factors outside of our influence, particularly customer redemption activity. However, we have significant experience in estimating the amount and timing of redemptions of certificates, based primarily on historical data.

Cost of Sales and Selling, General and Administrative Expenses

The following tables illustrate the primary costs classified in each major expense category.

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
Payroll and benefit costs for services employees associated with providing the service
Cost of replacement parts and related freight expenses

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

Vendor Allowances

We receive funds from our merchandise vendors through a variety of programs and arrangements for product advertising and product placement, primarily in the form of allowances based on purchases or sales volumes. We recognize allowances based on purchases and sales as a reduction of cost of sales when the associated inventory is sold. Allowances for advertising and placement are recognized as a reduction of cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell a vendor's products are recorded as an offset to the related expense when incurred.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed over the period in which the advertisement is customer-facing. Advertising costs consist primarily of digital and television advertisements, as well as support costs. Advertising expenses were $819 million, $840 million and $777 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

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

2.   Restructuring

Restructuring charges were as follows ($ in millions):

	2021	2020	2019
Mexico Exit and Strategic Realignment(1)	$277	$-	$-
Fiscal 2020 U.S. Retail Operating Model Changes	-	41	-
Best Buy Mobile Exit	-	-	47
Canadian Brand Consolidation	-	-	(1)
Total	$277	$41	$46

(1)Includes $23 million related to inventory markdowns recorded in Cost of sales on our Consolidated Statements of Earnings in fiscal 2021.

Mexico Exit and Strategic Realignment

The COVID-19 pandemic has had significant impacts on, for example, the economic conditions of the markets in which we operate, customer shopping behaviors, the role of technology in peoples’ lives and the way we meet their needs. In light of these changes, we are adapting our Building the New Blue Strategy to ensure that our focus and resources are closely aligned with the opportunities we see in front of us. As a result, in the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico and began taking other actions to more broadly align our organizational structure in support of our strategy.

Charges incurred in our International segment primarily related to our decision to exit our operations in Mexico. As of January 30, 2021, the exit was substantially complete and we do not expect to incur material future restructuring charges.

Charges incurred in our Domestic segment primarily related to actions taken to align our organizational structure in support of our strategy. During the third quarter of fiscal 2021, we incurred $46 million of restructuring charges primarily related to termination benefits associated with corporate organizational changes, as well as impairments of technology assets held in service of our Mexico operations. During the fourth quarter of fiscal 2021, we incurred $87 million of restructuring charges related to termination benefits primarily for field employees in order to be more responsive and flexible with our workforce as we continue to refine our operating model to better serve our customers’ needs.

As we continue to evolve our Building the New Blue Strategy, it is possible that we will incur material future restructuring costs, but we are unable to forecast the timing and magnitude of such costs.

All charges incurred related to the exit from Mexico and strategic realignment described above were from continuing operations and were presented as follows ($ in millions):

		2021
	Statement of Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$23	$23
Asset impairments(1)	Restructuring charges	10	57	67
Termination benefits	Restructuring charges	123	20	143
Currency translation adjustment	Restructuring charges	-	39	39
Other(2)	Restructuring charges	-	5	5
		$133	$144	$277

(1)Remaining net carrying value approximates fair value and is immaterial as of January 30, 2021.

(2)Other charges are primarily comprised of contract termination costs.

Restructuring accrual activity related to the exit from Mexico and strategic realignment described above was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances as of February 1, 2020	$-	$-	$-
Charges	123	20	143
Cash payments	(19)	-	(19)
Balances as of January 30, 2021	$104	$20	$124

Fiscal 2020 U.S. Retail Operating Model Changes

In the second quarter of fiscal 2020, we made changes primarily related to our U.S. retail operating model to increase organization effectiveness and create a more seamless customer experience across all channels. All charges incurred, including $10 million related to a voluntary early retirement offer, related to termination benefits within our Domestic segment and were presented within Restructuring charges from continuing operations on our Consolidated Statements of Earnings. As of January 30, 2021, the cumulative amount of charges incurred was $41 million and no material liability remains.

Best Buy Mobile Exit

On March 1, 2018, we announced our intent to close all of our 257 remaining Best Buy Mobile stand-alone stores in the U.S. This decision was a result of changing economics in the mobile industry since we began opening these stores in 2006, along with the integration of our mobile model into our core stores and online channel, which are more economically compelling today. The cumulative amount of charges incurred was $56 million, comprised of $49 million of facility closure and other costs, $6 million of termination benefits and $1 million of asset impairments. All charges incurred related to our Domestic segment and were presented within Restructuring charges from continuing operations on our Consolidated Statements of Earnings. No restructuring accrual related to this plan remains as of January 30, 2021.

3.   Acquisitions

BioSensics, LLC

In fiscal 2020 we acquired the predictive healthcare technology business of BioSensics, LLC (“BioSensics”) on August 7, 2019, for net cash consideration of $20 million, primarily comprised of $19 million of goodwill and $4 million of definite-lived technology (amortized over 3 years). Goodwill, which was assigned to our Domestic reporting unit, is deductible for tax purposes. The acquisition currently supports our health strategy and is included in our Domestic operating and reportable segments. The transaction was accounted for as a business combination and was not material to the results of our operations.

Critical Signal Technologies, Inc.

In fiscal 2020 we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”), a health services company, on May 9, 2019, for net cash consideration of $125 million. The acquisition of CST is aligned with our strategy to address health and wellness with a focus on aging seniors and how technology can help them live longer in their homes.

The acquisition was accounted for using the acquisition method of accounting for business combinations. The acquired assets were primarily comprised of $83 million of customer relationships (amortized over 15 years) recorded within Other assets on our Consolidated Balance Sheets. Goodwill of $52 million was recorded and assigned to our Best Buy Health reporting unit and was not deductible for income tax purposes. We recorded $3 million of transaction costs in fiscal 2020 related to the acquisition within SG&A expenses on our Consolidated Statements of Earnings. Results of operations from the date of acquisition were included within our Best Buy Heath operating segment, Domestic reportable segment and Services revenue category. The acquisition of CST was not material to the results of our operations.

GreatCall, Inc.

In fiscal 2019 we acquired all of the outstanding shares of GreatCall, Inc. (“GreatCall”) on October 1, 2018, for net cash consideration of $787 million. GreatCall, a leading connected health services provider for aging consumers, offers easy-to-use mobile products and connected devices, tailored for seniors. These products are combined with a range of services, including a simple, one-touch connection to U.S.-based, specially-trained agents who can connect the user to family caregivers, provide concierge services and dispatch emergency personnel. The acquisition of GreatCall is aligned with our strategic focus on health and wellness.

The acquisition was accounted for using the acquisition method of accounting for business combinations. Goodwill of $490 million was recorded and assigned to our Best Buy Health reporting unit within our Domestic reportable segment, the majority of which was deductible for income tax purposes. We recorded $13 million of transaction costs in fiscal 2019 related to the acquisition within SG&A expenses on our Consolidated Statements of Earnings. Results of operations from the date of acquisition were included within our Best Buy Health operating segment, Domestic reportable segment and Services revenue category. The acquisition of GreatCall was not material to the results of our operations.

4.   Goodwill and Intangible Assets

Goodwill

Goodwill balances by reportable segment were as follows ($ in millions):

	January 30, 2021		February 1, 2020
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,053	$(67)	$1,051	$(67)
International	608	(608)	608	(608)
Total	$1,661	$(675)	$1,659	$(675)

No goodwill impairment charges were recorded in fiscal 2021 or fiscal 2020.

Indefinite-Lived Intangible Assets

In the first quarter of fiscal 2021, we made the decision to phase out our Pacific Sales tradename in our U.S. Best Buy stores over the coming years. Consequently, we reclassified the tradename from an indefinite-lived intangible asset to a definite-lived intangible asset and have no indefinite-lived intangible assets remaining as of January 30, 2021. The carrying value of the tradename was $18 million as of February 1, 2020, and was recorded within Other assets on our Consolidated Balance Sheets.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Consolidated Balance Sheets as follows ($ in millions):

	January 30, 2021		February 1, 2020		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of January 30, 2021 (in years)
Customer relationships	$339	$124	$339	$70	6.6
Tradename	81	24	63	10	4.9
Developed technology	56	27	56	15	2.6
Total	$476	$175	$458	$95	5.9

Amortization expense was as follows ($ in millions):

	Statement of Earnings Location	2021	2020	2019
Amortization expense	SG&A	$80	$72	$23

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Fiscal Year	Amount
Fiscal 2022	$80
Fiscal 2023	79
Fiscal 2024	54
Fiscal 2025	16
Fiscal 2026	16
Thereafter	56

5.   Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	January 30, 2021	February 1, 2020
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$1,575	$524
Commercial paper(2)	Cash and cash equivalents	Level 2	-	75
Time deposits(3)	Cash and cash equivalents	Level 2	865	185
Time deposits(3)	Other current assets	Level 2	65	101
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	53	48
Interest rate swap derivative instruments(5)	Other assets	Level 2	91	89

(1)Balance sheet location is determined by the length to maturity from the current period-end date.

(2)Valued at quoted market prices in active markets for same (Level 1) or similar (Level 2) instruments.

(3)Valued at face value plus accrued interest, which approximates fair value.

(4)Valued using select mutual fund performance that trade with sufficient frequency and volume to obtain pricing information on an ongoing basis.

(5)Valued using readily observable market inputs. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market. Refer to Note 6, Derivative Instruments, for additional information.

Nonrecurring Fair Value Measurements

In fiscal 2021 we recorded asset impairments related to our decision to exit our operations in Mexico. See Note 2, Restructuring, for additional information regarding the charges incurred and the net carrying value of assets remaining.

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

Long-term debt is presented at carrying value on our Consolidated Balance Sheets. If our long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	January 30, 2021		February 1, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,331	$1,241	$1,322	$1,239

(1)Excludes debt discounts, issuance costs and finance lease obligations.

6.   Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations, and interest rate swaps to mitigate the effect of interest rate fluctuations on our 2021 Notes prior to their retirement in December 2020 and on our 2028 Notes. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

In fiscal 2021 we entered into Treasury Rate Lock (“T-Lock”) contracts to hedge the base interest rate variability on a portion of our then-expected refinancing of our maturing 2021 Notes. The T-Lock contracts were cash settled upon issuance of our 2030 Notes. The fair value of the T-Lock contracts upon settlement was released from Accumulated other comprehensive income on our Consolidated Balance Sheets and recorded in Interest expense on our Consolidated Statements of Earnings as interest is accrued over the life of the 2030 Notes.

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Consolidated Balance Sheets at fair value. See Note 5, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

	Notional Amount
Contract Type	January 30, 2021	February 1, 2020
Derivatives designated as net investment hedges	$153	$129
Derivatives designated as interest rate swap contracts	500	1,150
No hedging designation (foreign exchange forward contracts)	51	31
Total	$704	$1,310

Effects of our derivative instruments on our Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
Contract Type	Statement of Earnings Location	2021	2020
Interest rate swap contracts	Interest expense	$2	$64
Adjustments to carrying value of long-term debt	Interest expense	(2)	(64)
Total		$-	$-

7.   Leases

Supplemental balance sheet information related to our leases was as follows ($ in millions):

	Balance Sheet Location	January 30, 2021	February 1, 2020
Assets
Operating leases	Operating lease assets	$2,612	$2,709
Finance leases	Property under finance leases, net(1)	37	35
Total lease assets		$2,649	$2,744
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$693	$660
Finance leases	Current portion of long-term debt	14	14
Non-current:
Operating leases	Long-term operating lease liabilities	2,012	2,138
Finance leases	Long-term debt	24	24
Total lease liabilities		$2,743	$2,836

(1)Finance leases were recorded net of accumulated depreciation of $36 million and $54 million as of January 30, 2021, and February 1, 2020, respectively.

Components of our total lease cost were as follows ($ in millions):

	Statement of Earnings Location	2021	2020
Operating lease cost(1)	Cost of sales and SG&A(2)	$777	$780
Finance lease cost:
Depreciation of lease assets	Cost of sales and SG&A(2)	13	13
Interest on lease liabilities	Interest expense	1	2
Variable lease cost	Cost of sales and SG&A(2)	249	265
Sublease income	SG&A	(16)	(16)
Total lease cost		$1,024	$1,044

(1)Includes short-term leases, which are immaterial.

(2)Supply chain-related amounts are included in Cost of sales.

Other information related to our leases was as follows ($ in millions):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$795	$810
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	15	15
Lease assets obtained in exchange for new lease liabilities:
Operating leases	608	676
Finance leases	33	10
Weighted average remaining lease term (in years):
Operating leases	5.1	5.3
Finance leases	5.6	5.0
Weighted average discount rate:
Operating leases	2.9%	3.3%
Finance leases	2.9%	4.2%

Future lease payments under our non-cancellable leases as of January 30, 2021, were as follows ($ in millions):

	Operating Leases(1)	Finance Leases(1)
Fiscal 2022	$741	$14
Fiscal 2023	643	10
Fiscal 2024	504	7
Fiscal 2025	381	4
Fiscal 2026	256	2
Thereafter	392	4
Total future undiscounted lease payments	2,917	41
Less imputed interest	212	3
Total reported lease liability	$2,705	$38

(1)Lease payments exclude $56 million of legally binding fixed costs for leases signed but not yet commenced.

8.   Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 17, 2018, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the "Facility") with a syndicate of banks. The Facility permits borrowings of up to $1.25 billion and expires in April 2023. In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of the Facility on March 19, 2020, which remained outstanding until July 27, 2020, when the amounts we had borrowed under the Facility were repaid in full. There were no borrowings outstanding under the Facility as of January 30, 2021, and February 1, 2020.

The interest rate under the Facility is variable and, barring certain events of default, is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.'s prime rate; (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%; and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1%; and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Facility, the ABR Margin ranges from 0.00% to 0.30%, the LIBOR Margin ranges from 0.80% to 1.30% and the facility fee ranges from 0.08% to 0.20%.

The Facility is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries' ability to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and other fundamental changes; or engage in certain transactions with our affiliates. The Facility also contains covenants that require us to maintain a maximum quarterly cash flow leverage ratio and a minimum quarterly interest coverage ratio. The Facility contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. As of January 30, 2021, we were in compliance with all such covenants.

Information regarding our short-term draw on the Facility in fiscal 2021 was as follows ($ in millions):

	Average Amount Outstanding	Maximum Amount Outstanding	Weighted Average Interest Rate
U.S. Revolving Credit Facility	$446	$1,250	0.8%

Bank Advance

In conjunction with a solar energy investment, we were advanced $110 million due October 31, 2021. The advance is recorded within Short-term debt on our Consolidated Balance Sheets and bears interest at 0.14%.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	January 30, 2021	February 1, 2020
2021 Notes	$-	$650
2028 Notes	500	500
2030 Notes	650	-
Interest rate swap valuation adjustments	91	89
Subtotal	1,241	1,239
Debt discounts and issuance costs	(12)	(6)
Finance lease obligations	38	38
Total long-term debt	1,267	1,271
Less: current portion	14	14
Total long-term debt, less current portion	$1,253	$1,257

2021 Notes

In March 2011 we issued $650 million principal amount of notes due March 15, 2021 (the “2021 Notes”). The 2021 Notes bore interest at a fixed rate of 5.50% per year, payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2011. The 2021 Notes were issued at a slight discount to par, which when coupled with underwriting discounts of $4 million, resulted in net proceeds from the sale of the 2021 Notes of $644 million. We retired the 2021 Notes in December 2020 by exercising our option to redeem the notes at par.

2028 Notes

In September 2018 we issued $500 million principal amount of notes due October 1, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 4.45% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2019. Net proceeds from the issuance were $495 million after underwriting and issuance discounts totaling $5 million.

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

2030 Notes

In October 2020 we issued $650 million principal amount of notes due October 1, 2030, (the “2030 Notes”) that bear interest at a fixed rate of 1.95% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021. Net proceeds from the issuance were $642 million after underwriting and issuance discounts totaling $8 million. The net proceeds were used to replace the 2021 Notes that were retired in December 2020.

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

Fair Value and Future Maturities

See Note 5, Fair Value Measurements, for the fair value of long-term debt.

As of January 30, 2021, we do not have any future maturities of long-term debt within the next five fiscal years.

9.   Shareholders' Equity

Stock Compensation Plans

The Best Buy Co., Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) approved by shareholders in June 2020 authorizes us to issue up to 18.6 million shares plus the remaining unused shares available for issuance under the Best Buy Co., Inc. Amended and Restated 2014 Omnibus Incentive Plan (the “2014 Plan”). In addition, shares subject to any outstanding awards under our prior stock incentive plans that are forfeited, cancelled or reacquired by the Company will become available for reissuance under the 2020 Plan. The 2014 Plan was terminated as to the grant of any additional awards, but prior awards remain outstanding and continue to vest in accordance with the original terms of such plan.

The 2020 Plan authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. We have not granted incentive stock options. Under the terms of the 2020 Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the 2020 Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors at the time of grant. As of January 30, 2021, a total of 22.3 million shares were available for future grants under the 2020 Plan.

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

Stock-based compensation expense was as follows ($ in millions):

	2021	2020	2019
Stock options	$4	$7	$3
Share awards:
Market-based	11	13	15
Performance-based	21	28	20
Time-based	99	95	85
Total	$135	$143	$123

Stock Options

Stock option activity was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of February 1, 2020	1,616	$54.38
Granted	235	$51.65
Exercised	(494)	$41.96
Forfeited/canceled	(85)	$67.32
Outstanding as of January 30, 2021	1,272	$57.83	6.2	$65
Vested or expected to vest as of January 30, 2021	1,272	$57.83	6.2	$65
Exercisable as of January 30, 2021	409	$44.85	3.2	$26

The weighted-average grant-date fair value of stock options granted during fiscal 2021, fiscal 2020 and fiscal 2019 was $19.89, $19.81 and $20.34 per share, respectively. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2021, fiscal 2020 and fiscal 2019 was $21 million, $59 million and $33 million, respectively. As of January 30, 2021, there was $9 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.0 years.

Net cash proceeds from the exercise of stock options were $20 million, $40 million and $30 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

There was $5 million, $14 million and $7 million of income tax benefits realized from stock option exercises in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

We estimated the fair value of each stock option on the date of grant using a lattice valuation model with the following assumptions:

Valuation Assumptions	2021			2020			2019
Risk-free interest rate(1)	0.1%	-	0.9%	1.9%	-	2.5%	1.9%	-	2.8%
Expected dividend yield	2.9%			2.9%			2.7%
Expected stock price volatility(2)	56%			36%			39%
Expected life of stock options (in years)(3)	6.3			7.4			6.5

(1)Based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(2)In projecting expected stock price volatility, we consider both the historical volatility of our stock price as well as implied volatilities from exchange-traded options on our stock.

(3)Estimated based upon historical experience.

Market-Based Share Awards

The fair value of market-based share awards is determined using Monte-Carlo simulation. A summary of the status of our non-vested market-based share awards was as follows (shares in thousands):

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of February 1, 2020	692	$59.84
Granted	376	$53.18
Vested	(453)	$41.44
Forfeited/canceled	(57)	$70.04
Outstanding as of January 30, 2021	558	$65.88

As of January 30, 2021, there was $12 million of unrecognized compensation expense related to non-vested market-based share awards that we expect to recognize over a weighted-average period of 1.6 years.

Time-Based Share Awards

The fair value of time-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during the vesting period when the employee is not entitled to dividends.

A summary of the status of our non-vested time-based share awards was as follows (shares in thousands):

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of February 1, 2020	3,852	$57.81
Granted	2,339	$53.10
Vested	(2,102)	$50.11
Forfeited/canceled	(246)	$61.22
Outstanding as of January 30, 2021	3,843	$58.94

As of January 30, 2021, there was $120 million of unrecognized compensation expense related to non-vested time-based share awards that we expect to recognize over a weighted-average period of 1.9 years.

Performance-Based Share Awards

The fair value of performance-based share awards is determined based on the closing market price of our stock on the date of grant. This value is reduced by the present value of expected dividends during the vesting period when the employee is not entitled to dividends.

A summary of the status of our non-vested performance-based share awards was as follows (shares in thousands):

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of February 1, 2020	953	$63.82
Granted	451	$50.75
Vested	(386)	$49.43
Forfeited/canceled	(89)	$66.58
Outstanding as of January 30, 2021	929	$63.20

As of January 30, 2021, there was $21 million of unrecognized compensation expense related to non-vested performance-based share awards that we expect to recognize over a weighted-average period of 1.7 years.

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

As of January 30, 2021, options to purchase common stock were all in-the-money and outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted-Average Price per Share	Shares	%	Weighted-Average Price per Share	Shares	%	Weighted-Average Price per Share
In-the-money	0.4	32%	$44.85	0.9	68%	$63.98	1.3	100%	$57.83

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	2021	2020	2019
Numerator
Net earnings	$1,798	$1,541	$1,464
Denominator
Weighted-average common shares outstanding	259.6	264.9	276.4
Dilutive effect of stock compensation plan awards	3.4	3.2	5.0
Weighted-average common shares outstanding, assuming dilution	263.0	268.1	281.4

Potential shares which were anti-dilutive and excluded from weighted-average share computations	-	0.8	0.2

Basic earnings per share	$6.93	$5.82	$5.30
Diluted earnings per share	$6.84	$5.75	$5.20

Repurchase of Common Stock

On February 23, 2019, our Board of Directors (“Board”) authorized a $3.0 billion share repurchase program. On February 16, 2021, our Board approved a new $5.0 billion share repurchase program, replacing the existing program which had $1.7 billion remaining available for repurchases as of January 30, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. We temporarily suspended all share repurchases from March to November of fiscal 2021 to conserve liquidity in light of COVID-19-related uncertainties.

Repurchased shares have been retired and constitute authorized but unissued shares. Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	2021	2020	2019
Total cost of shares repurchased	$318	$1,009	$1,493
Average price per share	$102.63	$72.34	$70.28
Number of shares repurchased and retired	3.1	14.0	21.2

Between the end of fiscal 2021 on January 30, 2021, and March 18, 2021, we repurchased an incremental 8.1 million shares of our common stock at a cost of $873 million. On February 25, 2021, we announced our plans to spend at least $2 billion on share repurchases in fiscal 2022.

10.   Revenue

We generate substantially all of our revenue from contracts with customers from the sale of products and services. Contract balances primarily consist of receivables and liabilities related to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed and options that provide a material right to customers, such as our customer loyalty programs. Contract balances were as follows ($ in millions):

	January 30, 2021	February 1, 2020
Receivables(1)	$618	$567
Short-term contract liabilities included in:
Unredeemed gift cards	317	281
Deferred revenue	711	501
Accrued liabilities	71	139
Long-term contract liabilities included in:
Long-term liabilities	7	9

(1)Receivables are recorded net of allowances for doubtful accounts of $32 million and $14 million as of January 30, 2021, and February 1, 2020, respectively.

During fiscal 2021 and fiscal 2020, $923 million and $890 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

See Note 14, Segment and Geographic Information, for information on our revenue by reportable segment and product category.

11.   Income Taxes

Reconciliations of the federal statutory income tax rate to income tax expense were as follows ($ in millions):

	2021	2020	2019
Federal income tax at the statutory rate	$499	$419	$396
State income taxes, net of federal benefit	79	62	58
Expense (benefit) from foreign operations	29	(2)	-
Other	(28)	(27)	(7)
Tax Act	-	-	(23)
Income tax expense	$579	$452	$424
Effective income tax rate	24.3%	22.7%	22.4%

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

In response to the Tax Act, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance on accounting for the impact of the Tax Act. SAB 118 allowed companies to record provisional amounts to the extent they were reasonably estimable and adjust them over time as more information became available, not to extend beyond the measurement period of one year from the enactment of the Tax Act. During fiscal 2019, we completed the accounting for the income tax effects of the Tax Act and recorded a $23 million reduction to the fiscal 2018 provisional tax expense.

Earnings before income tax expense by jurisdiction were as follows ($ in millions):

	2021	2020	2019
United States	$2,203	$1,704	$1,574
Foreign	174	289	314
Earnings before income tax expense	$2,377	$1,993	$1,888

Income tax expense (benefit) was comprised of the following ($ in millions):

	2021	2020	2019
Current:
Federal	$447	$261	$275
State	117	73	75
Foreign	51	48	64
	615	382	414
Deferred:
Federal	(25)	56	4
State	(16)	8	-
Foreign	5	6	6
	(36)	70	10
Income tax expense	$579	$452	$424

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	January 30, 2021	February 1, 2020
Deferred revenue	$67	$57
Compensation and benefits	122	57
Stock-based compensation	29	34
Other accrued expenses	64	37
Operating lease liabilities	698	734
Loss and credit carryforwards	143	127
Other	48	59
Total deferred tax assets	1,171	1,105
Valuation allowance	(127)	(96)
Total deferred tax assets after valuation allowance	1,044	1,009

Inventory	(13)	(40)
Property and equipment	(258)	(237)
Operating lease assets	(662)	(692)
Goodwill and intangibles	(55)	(45)
Other	(39)	(15)
Total deferred tax liabilities	(1,027)	(1,029)
Net deferred tax assets (liabilities)	$17	$(20)

Deferred taxes were presented as follows ($ in millions):

Balance Sheet Location	January 30, 2021	February 1, 2020
Other assets	$17	$9
Long-term liabilities	-	(29)
Net deferred tax assets (liabilities)	$17	$(20)

As of January 30, 2021, we had deferred tax assets for net operating loss carryforwards from international operations of $109 million, of which $103 million will expire in various years through 2038 and the remaining amounts have no expiration; acquired U.S. federal net operating loss carryforwards of $9 million, of which $8 million will expire in various years between 2024 and 2037 and the remaining amounts have no expiration; U.S. federal foreign tax credit carryforwards of $6 million, which expire between 2024 and 2031; state credit carryforwards of $5 million, which expire between 2023 and 2028; state net operating loss carryforwards of $4 million, which expire between 2022 and 2040; international credit carryforwards of $2 million, which have no expiration; and international capital loss carryforwards of $8 million, which have no expiration.

As of January 30, 2021, a valuation allowance of $127 million had been established, of which $6 million is against U.S. federal foreign tax credit carryforwards, $8 million is against international capital loss carryforwards, $111 million is against international and state net operating loss carryforwards, and $2 million is against international credit carryforwards. The $31 million increase in fiscal 2021 is primarily due to the current year loss activity from international net operating loss carryforwards, partially offset by the expiration of certain international net operating loss carryforwards, the release of a valuation allowance relating to other state deferred tax assets, and the exchange rate impact on the valuation allowance against certain international net operating loss carryforwards.

Reconciliations of changes in unrecognized tax benefits were as follows ($ in millions):

	2021	2020	2019
Balances at beginning of period	$318	$300	$279
Gross increases related to prior period tax positions	17	1	4
Gross decreases related to prior period tax positions	(25)	(5)	(12)
Gross increases related to current period tax positions	29	34	36
Settlements with taxing authorities	(1)	-	(1)
Lapse of statute of limitations	(11)	(12)	(6)
Balances at end of period	$327	$318	$300

Unrecognized tax benefits of $307 million, $300 million and $282 million as of January 30, 2021, February 1, 2020, and February 2, 2019, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the "unrecognized tax benefits" above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $4 million, $11 million and $10 million was recognized in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. As of January 30, 2021, February 1, 2020, and February 2, 2019, we had accrued interest of $74 million, $67 million and $53 million, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before fiscal 2011.

Changes in state, federal and foreign tax laws may increase or decrease our tax contingencies. The timing of the resolution of income tax examinations and controversies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months we will receive additional assessments by various taxing authorities or reach resolutions of income tax examinations or controversies in one or more jurisdictions. These assessments, resolutions or law changes could result in changes to our gross unrecognized tax benefits. The actual amount of any changes could vary significantly depending on the ultimate timing and nature of any assessments, resolutions or law changes. Although the timing is uncertain, it is reasonably possible that within the next 12 months, the gross unrecognized tax benefits could decrease by as much as $120 million.

12.   Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. We match 100% of the first 3% of participating employees' contributions and 50% of the next 2%. Employer contributions vest immediately. In light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we temporarily suspended the employer contribution match from June 1, 2020, to November 6, 2020. Total employer contributions were $44 million, $73 million and $67 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

We offer a non-qualified, unfunded deferred compensation plan for highly-compensated employees and members of our Board. Amounts contributed and deferred under the plan are invested in options offered under the plan and elected by the participants. The liability for compensation deferred under the plan was $25 million and $22 million as of January 30, 2021, and February 1, 2020, respectively, and is included in Long-term liabilities on our Consolidated Balance Sheets. See Note 5, Fair Value Measurements, for the fair value of assets held for deferred compensation.

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

We had outstanding letters of credit with an aggregate fair value of $72 million as of January 30, 2021.

14.   Segment and Geographic Information

Segment and product category revenue information was as follows ($ in millions):

	2021	2020	2019
Revenue by reportable segment
Domestic	$43,293	$40,114	$39,304
International	3,969	3,524	3,575
Total revenue	$47,262	$43,638	$42,879

	2021	2020	2019
Revenue by product category
Domestic
Computing and Mobile Phones	$19,799	$17,819	$17,439
Consumer Electronics	13,022	13,129	12,959
Appliances	5,489	4,493	4,020
Entertainment	2,769	2,388	2,952
Services	2,082	2,126	1,783
Other	132	159	151
Total Domestic revenue	$43,293	$40,114	$39,304
International
Computing and Mobile Phones	$1,854	$1,580	$1,625
Consumer Electronics	1,189	1,163	1,103
Appliances	384	317	324
Entertainment	310	209	258
Services	170	199	184
Other	62	56	81
Total International revenue	$3,969	$3,524	$3,575

Segment operating income and asset information was as follows ($ in millions):

	2021	2020	2019
Operating income by reportable segment
Domestic(1)	$2,348	$1,907	$1,797
International	43	102	103
Total operating income	2,391	2,009	1,900
Other income (expense):
Gain on sale of investments	1	1	12
Investment income and other	37	47	49
Interest expense	(52)	(64)	(73)
Earnings before income tax expense	$2,377	$1,993	$1,888
Assets
Domestic	$17,625	$14,247	$11,908
International	1,442	1,344	993
Total assets	$19,067	$15,591	$12,901
Capital expenditures
Domestic	$680	$691	$770
International	33	52	49
Total capital expenditures	$713	$743	$819
Depreciation
Domestic	$704	$681	$687
International	55	59	60
Total depreciation	$759	$740	$747

(1)The Domestic segment operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

Geographic information was as follows ($ in millions):

	2021	2020	2019
Revenue from external customers
United States	$43,293	$40,114	$39,304
Canada	3,600	3,125	3,214
Other	369	399	361
Total revenue from external customers	$47,262	$43,638	$42,879
Property and equipment, net
United States	$2,135	$2,150	$2,321
Canada	122	140	161
Other	3	38	28
Total property and equipment, net	$2,260	$2,328	$2,510

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s ("SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of January 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended January 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2021.

Code of Ethics

We adopted a Code of Business Ethics that applies to our directors and all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Business Ethics is available on our website at www.investors.bestbuy.com.

A copy of our Code of Business Ethics may also be obtained, without charge, upon written request to Best Buy Co., Inc. Investor Relations Department at 7601 Penn Avenue South, Richfield, MN 55423-3645.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within two business days of any such amendment or waiver on our website at www.investors.bestbuy.com.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our common stock that may be issued under our equity compensation plans as of January 30, 2021, was as follows:

Plan Category	Securities to Be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted Average Exercise Price per Share of Outstanding Options and Rights(2)	Securities Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by security holders	3,554,273	$57.83	25,928,855

(1)Includes grants of stock options and restricted stock units (which may be market-based, performance-based or time-based) awarded under our Best Buy Co., Inc. Omnibus 2020 Incentive Plan.

(2)Includes weighted-average exercise price of outstanding stock options only.

(3)Excludes securities to be issued upon exercise of outstanding options and rights. Includes 3,624,848 shares of our common stock which have been reserved for issuance under our 2008 and 2003 Employee Stock Purchase Plans.

Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2021 Regular Meeting of Shareholders, which is expected to be filed with the SEC on or before May 31, 2021.

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

3. Exhibits:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
1.1	Underwriting Agreement, dated as of September 29, 2020	8-K	1.1	10/1/2020
2.1	Implementation Agreement, dated April 29, 2013, by and among Best Buy Co., Inc. , Best Buy UK Holdings LP, Best Buy Distributions Limited, New BBED Limited and Carphone Warehouse Group, plc	8-K	2.1	4/30/2013
3.1	Amended and Restated Articles of Incorporation	8-K	3.1	6/12/2020
3.2	Amended and Restated By-Laws	8-K	3.1	6/14/2018
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Form of First Supplemental Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.2	3/11/2011
4.3	Second Supplement Indenture, dated as of July 16, 2013, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	7/16/2013
4.4	Third Supplemental Indenture, dated as of September 27, 2018, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor	8-K	4.1	9/27/2018
4.5	Fourth Supplemental Indenture, dated as of October 1, 2020, to the Indenture, dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	10/1/2020
10.1	Five-Year Credit Agreement dated as of April 17, 2018, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	4/20/2018
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.4	Form of Long-Term Incentive Program Buy-Out Award Agreement dated September 4, 2012, between Hubert Joly and Best Buy Co., Inc.	10-Q	10.3	9/6/2012
*10.5	Employment Agreement, dated August 19, 2012, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	8/21/2012

*10.6	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.7	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.8	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.9	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.10	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	S-8	99	6/17/2014
*10.11	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.12	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.13	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.14	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.15	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.16	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares	10-Q	10.1	6/5/2017
*10.17	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units	10-Q	10.2	6/5/2017
*10.18	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan	S-8	99	6/21/2017
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)	10-Q	10.2	9/5/2017
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Restricted Shares	10-Q	10.1	6/8/2018
*10.21	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Stock Units	10-Q	10.2	6/8/2018
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) - Directors	10-Q	10.1	9/10/2018
*10.23	Employment Agreement, dated April 13, 2019, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	4/15/2019
*10.24	Employment Agreement, dated April 13, 2019, between Corie Barry and Best Buy Co., Inc.	8-K	10.2	4/15/2019
*10.25	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Shares	10-Q	10.1	6/7/2019
*10.26	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Stock Units	10-Q	10.2	6/7/2019
*10.27	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Directors	10-Q	10.1	9/6/2019
*10.28	Best Buy Co., Inc. Long-Term Incentive Program Award Agreement dated June 11, 2019, between R. Mike Mohan and Best Buy Co., Inc.	10-Q	10.2	9/6/2019
*10.29	Letter Agreement, dated March 10, 2020, between Hubert Joly and Best Buy Co., Inc.	8-K	10.1	3/11/2020
*10-30	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Shares	10-Q	10.2	5/27/2020
*10-31	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Stock Units	10-Q	10.3	5/27/2020
*10.32	Best Buy Co., Inc. 2020 Omnibus Incentive Plan				X
*10.33	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Directors	10-Q	10.2	8/31/2020
*10.34	Best Buy Severance Plan and Summary Plan Description (January 31, 2021)				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following financial information from our Annual Report on Form 10-K for fiscal 2021, filed with the SEC on March 19, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets at January 30, 2021, and February 1, 2020, (ii) the consolidated statements of earnings for the years ended January 30, 2021, February 1, 2020, and February 2, 2019, (iii) the consolidated statements of comprehensive income for the years ended January 30, 2021, February 1, 2020, and February 2, 2019, (iv) the consolidated statements of cash flows for the years ended January 30, 2021, February 1, 2020, and February 2, 2019, (v) the consolidated statements of changes in shareholders' equity for the years ended January 30, 2021, February 1, 2020, and February 2, 2019, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for fiscal 2021, filed with the SEC on March 19, 2021, formatted in iXBRL (included as Exhibit 101).

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

Signature	Title	Date

/s/ Corie Barry	Chief Executive Officer	March 19, 2021
Corie Barry	(principal executive officer)

/s/ Matthew Bilunas	Chief Financial Officer	March 19, 2021
Matthew Bilunas	(principal financial officer)

/s/ Mathew R. Watson	Senior Vice President, Controller and Chief Accounting Officer	March 19, 2021
Mathew R. Watson	(principal accounting officer)

/s/ J. Patrick Doyle	Chairman	March 19, 2021
J. Patrick Doyle

/s/ Lisa M. Caputo	Director	March 19, 2021
Lisa M. Caputo

/s/ David W. Kenny	Director	March 19, 2021
David W. Kenny

/s/ Mario J. Marte	Director	March 19, 2021
Mario J. Marte

/s/ Karen A. Mcloughlin	Director	March 19, 2021
Karen A. Mcloughlin

/s/ Thomas L. Millner	Director	March 19, 2021
Thomas L. Millner

/s/ Claudia F. Munce	Director	March 19, 2021
Claudia F. Munce

/s/ Richelle P. Parham	Director	March 19, 2021
Richelle P. Parham

/s/ Steven E. Rendle	Director	March 19, 2021
Steven E. Rendle

/s/ Eugene A. Woods	Director	March 19, 2021
Eugene A. Woods