Form 10-Q
period 2021-05-01
BEST BUY CO INC
filed 2021-06-04
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

The registrant had 250,472,993 shares of common stock outstanding as of June 2, 2021.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED May 1, 2021

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Current assets
Cash and cash equivalents	$4,278	$5,494	$3,919
Short-term investments	60	-	-
Receivables, net	850	1,061	749
Merchandise inventories	5,721	5,612	3,993
Other current assets	359	373	335
Total current assets	11,268	12,540	8,996
Property and equipment, net	2,233	2,260	2,291
Operating lease assets	2,563	2,612	2,631
Goodwill	986	986	986
Other assets	655	669	701
Total assets	$17,705	$19,067	$15,605

Liabilities and equity
Current liabilities
Accounts payable	$6,360	$6,979	$4,428
Unredeemed gift card liabilities	297	317	257
Deferred revenue	734	711	531
Accrued compensation and related expenses	493	725	213
Accrued liabilities	978	972	769
Short-term debt	110	110	1,250
Current portion of operating lease liabilities	654	693	683
Current portion of long-term debt	15	14	673
Total current liabilities	9,641	10,521	8,804
Long-term liabilities	694	694	694
Long-term operating lease liabilities	1,983	2,012	2,076
Long-term debt	1,229	1,253	621
Contingencies (Note 11)
Equity
Preferred stock, $1.00 par value: Authorized – 400,000 shares; Issued and outstanding – none	-	-	-
Common stock, $0.10 par value: Authorized – 1.0 billion shares; Issued and outstanding – 250.4 million, 256.9 million and 257.6 million shares, respectively	25	26	26
Additional paid-in capital	33	-	15
Retained earnings	3,762	4,233	3,126
Accumulated other comprehensive income	338	328	243
Total equity	4,158	4,587	3,410
Total liabilities and equity	$17,705	$19,067	$15,605

NOTE: The Consolidated Balance Sheet as of January 30, 2021, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Revenue	$11,637	$8,562
Cost of sales	8,922	6,597
Gross profit	2,715	1,965
Selling, general and administrative expenses	1,988	1,735
Restructuring charges	(42)	1
Operating income	769	229
Other income (expense):
Investment income and other	3	6
Interest expense	(6)	(17)
Earnings before income tax expense and equity in income of affiliates	766	218
Income tax expense	172	59
Equity in income of affiliates	1	-
Net earnings	$595	$159

Basic earnings per share	$2.35	$0.61
Diluted earnings per share	$2.32	$0.61

Weighted-average common shares outstanding:
Basic	253.1	258.3
Diluted	256.7	260.4

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Net earnings	$595	$159
Foreign currency translation adjustments, net of tax	10	(52)
Comprehensive income	$605	$107

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Three Months Ended
	May 1, 2021	May 2, 2020
Operating activities
Net earnings	$595	$159
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	216	207
Restructuring charges	(42)	1
Stock-based compensation	37	15
Other, net	6	20
Changes in operating assets and liabilities:
Receivables	210	383
Merchandise inventories	(90)	1,136
Other assets	(6)	(12)
Accounts payable	(630)	(816)
Income taxes	113	31
Other liabilities	(304)	(297)
Total cash provided by operating activities	105	827

Investing activities
Additions to property and equipment	(161)	(178)
Purchases of investments	(90)	(5)
Other, net	(2)	4
Total cash used in investing activities	(253)	(179)

Financing activities
Repurchase of common stock	(927)	(62)
Dividends paid	(175)	(141)
Borrowings of debt	-	1,250
Other, net	13	2
Total cash provided by (used in) financing activities	(1,089)	1,049

Effect of exchange rate changes on cash and cash equivalents	5	(18)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,232)	1,679
Cash, cash equivalents and restricted cash at beginning of period	5,625	2,355
Cash, cash equivalents and restricted cash at end of period	$4,393	$4,034

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 30, 2021	256.9	$26	$-	$4,233	$328	$4,587
Net earnings, three months ended May 1, 2021	-	-	-	595	-	595
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	10	10
Stock-based compensation	-	-	37	-	-	37
Issuance of common stock	1.9	-	19	-	-	19
Common stock dividends, $0.70 per share	-	-	3	(178)	-	(175)
Repurchase of common stock	(8.4)	(1)	(26)	(888)	-	(915)
Balances at May 1, 2021	250.4	$25	$33	$3,762	$338	$4,158

Balances at February 1, 2020	256.5	$26	$-	$3,158	$295	$3,479
Net earnings, three months ended May 2, 2020	-	-	-	159	-	159
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(52)	(52)
Stock-based compensation	-	-	15	-	-	15
Issuance of common stock	1.7	-	6	-	-	6
Common stock dividends, $0.55 per share	-	-	2	(143)	-	(141)
Repurchase of common stock	(0.6)	-	(8)	(48)	-	(56)
Balances at May 2, 2020	257.6	$26	$15	$3,126	$243	$3,410

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

During the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico. All stores in Mexico were closed as of the end of the first quarter of fiscal 2022 and our International segment will be comprised of operations in Canada going forward. Refer to Note 2, Restructuring, for additional information.

In March 2020 the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. Except where otherwise directed by state and local authorities, on March 22, 2020, we made the decision for the health and safety of our customers and employees to move our stores to a contactless, curbside-only operating model. We also temporarily suspended in-home delivery, repair and consultation services from March 22, 2020, through April 27, 2020, after implementing new safety guidelines. As of June 22, 2020, almost all of our stores were open for shopping and remained open through the first quarter of fiscal 2022. We continue to offer contactless curbside pick-up and in-store consultations for customers who prefer to shop that way.

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. The first three months of fiscal 2022 and fiscal 2021 included 13 weeks.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 1, 2021, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than the refinancing of our $1.25 billion five year senior unsecured revolving credit facility described in Note 5, Debt, no such events were identified for the reported periods.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets is reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	May 1, 2021	January 30, 2021	May 2, 2020
Cash and cash equivalents	$4,278	$5,494	$3,919
Restricted cash included in Other current assets	115	131	115
Total cash, cash equivalents and restricted cash	$4,393	$5,625	$4,034

Amounts included in restricted cash are primarily restricted to use for workers’ compensation and general liability insurance claims.

2. Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended
	May 1, 2021	May 2, 2020
Mexico Exit and Strategic Realignment(1)	$(48)	$-
Fiscal 2020 U.S. Retail Operating Model Changes	-	1
Total	$(48)	$1

(1)Includes ($6) million related to inventory markdowns recorded in Cost of sales on our Condensed Consolidated Statements of Earnings for the three months ended May 1, 2021.

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

Charges incurred in our International segment primarily related to our decision to exit our operations in Mexico. As of May 1, 2021, all stores are closed and we do not expect to incur material future restructuring charges related to the exit.

Charges incurred in our Domestic segment primarily related to actions taken to align our organizational structure in support of our strategy. During the first quarter of fiscal 2022, we recorded a $44 million credit primarily due to a reduction in expected termination benefits resulting from adjustments to previously planned organizational changes and higher-than-expected employee retention.

As we continue to evolve our Building the New Blue Strategy, it is possible that we will incur material future restructuring costs, but we are unable to forecast the timing and magnitude of such costs.

All charges incurred related to the exit from Mexico and strategic realignment described above were from continuing operations and were presented as follows ($ in millions):

	Statement of	Three Months Ended May 1, 2021
	Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$(6)	$(6)
Asset impairments	Restructuring charges	-	3	3
Termination benefits	Restructuring charges	(44)	(1)	(45)
		$(44)	$(4)	$(48)

	Statement of	Cumulative Amount as of May 1, 2021
	Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$17	$17
Asset impairments(1)	Restructuring charges	10	60	70
Termination benefits	Restructuring charges	79	19	98
Currency translation adjustment	Restructuring charges	-	39	39
Other(2)	Restructuring charges	-	5	5
		$89	$140	$229

(1)Remaining net carrying value approximates fair value and was immaterial as of May 1, 2021.

(2)Other charges are primarily comprised of contract termination costs.

Restructuring accrual activity related to the exit from Mexico and strategic realignment described above was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at January 30, 2021	$104	$20	$124
Cash payments	(39)	(12)	(51)
Adjustments(1)	(44)	(1)	(45)
Changes in foreign currency exchange rates	-	(1)	(1)
Balances at May 1, 2021	$21	$6	$27

(1)Represents adjustments to previously planned organizational changes in our Domestic segment and higher-than-expected employee retention in both our Domestic and International segments.

Fiscal 2020 U.S. Retail Operating Model Changes

In the second quarter of fiscal 2020, we made changes primarily related to our U.S. retail operating model to increase organization effectiveness and create a more seamless customer experience across all channels. All charges incurred were related to termination benefits within our Domestic segment and were presented within Restructuring charges from continuing operations on our Condensed Consolidated Statements of Earnings. As of May 1, 2021, the cumulative amount of charges incurred was $41 million and no material liability remains.

3. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	May 1, 2021	January 30, 2021	May 2, 2020
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$1,063	$1,575	$1,153
Time deposits(3)	Cash and cash equivalents	Level 2	639	865	465
Time deposits(3)	Short-term investments	Level 2	60	-	-
Time deposits(3)	Other current assets	Level 2	65	65	101
Interest rate swap derivative instruments(4)	Other current assets	Level 2	-	-	11
Interest rate swap derivative instruments(4)	Other assets	Level 2	65	91	107
Marketable securities that fund deferred compensation(5)	Other assets	Level 1	53	53	45

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	May 1, 2021		January 30, 2021		May 2, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,260	$1,215	$1,331	$1,241	$1,315	$1,268

(1)Excludes debt discounts, issuance costs and finance lease obligations.

4. Goodwill and Intangible Assets

Goodwill

Balances related to goodwill remained unchanged as of May 1, 2021, January 30, 2021, and May 2, 2020, as follows ($ in millions):

	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,053	$(67)
International	608	(608)
Total	$1,661	$(675)

No impairment charges were recorded during the fiscal periods presented.

Indefinite-Lived Intangible Assets

In the first quarter of fiscal 2021, we made the decision to phase out our Pacific Sales tradename in our U.S. Best Buy stores over the coming years. Consequently, we reclassified the tradename from an indefinite-lived intangible asset to a definite-lived intangible asset and have no indefinite-lived intangible assets remaining.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	May 1, 2021		January 30, 2021		May 2, 2020		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of May 1, 2021 (in years)
Customer relationships	$339	$138	$339	$124	$339	$83	6.5
Tradenames	81	27	81	24	81	13	4.7
Developed technology	56	30	56	27	56	18	2.3
Total	$476	$195	$476	$175	$476	$114	5.8

Amortization expense was as follows ($ in millions):

	Statement of	Three Months Ended
	Earnings Location	May 1, 2021	May 2, 2020
Amortization expense	SG&A	$20	$19

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2022	$60
Fiscal 2023	79
Fiscal 2024	54
Fiscal 2025	16
Fiscal 2026	16
Fiscal 2027	13
Thereafter	43

5. Debt

Short-Term Debt

U.S. Revolving Credit Facility

Subsequent to the first quarter of fiscal 2022, on May 18, 2021, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was originally scheduled to expire in April 2023, but was terminated on May 18, 2021. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026.

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.’s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.225%, the LIBOR Margin ranges from 0.805% to 1.225%, and the facility fee ranges from 0.07% to 0.15%. Additionally, the Five-Year Facility Agreement includes fallback language related to the transition from LIBOR to alternative rates. The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries’ abilities to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and other fundamental changes; or engage in certain transactions with affiliates.

The Five-Year Facility Agreement also contains covenants that require us to maintain a maximum cash flow leverage ratio. The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

In the first quarter of fiscal 2021, in light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of our Previous Facility on March 19, 2020, which remained outstanding until July 27, 2020, when the Previous Facility was repaid in full. There were no borrowings outstanding under the Previous Facility as of May 1, 2021, and January 30, 2021.

Bank Advance

In conjunction with a solar energy investment, we were advanced $110 million due October 31, 2021. The advance is recorded within Short-term debt on our Condensed Consolidated Balance Sheets and bears interest at 0.14%.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	May 1, 2021	January 30, 2021	May 2, 2020
Notes, 5.50%, due March 15, 2021	$-	$-	$650
Notes, 4.45%, due October 1, 2028	500	500	500
Notes, 1.95%, due October 1, 2030	650	650	-
Interest rate swap valuation adjustments	65	91	118
Subtotal	1,215	1,241	1,268
Debt discounts and issuance costs	(12)	(12)	(8)
Finance lease obligations	41	38	34
Total long-term debt	1,244	1,267	1,294
Less current portion	15	14	673
Total long-term debt, less current portion	$1,229	$1,253	$621

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

	May 1, 2021	January 30, 2021	May 2, 2020
Receivables, net(1)	$545	$618	$396
Short-term contract liabilities included in:
Unredeemed gift card liabilities	297	317	257
Deferred revenue	734	711	531
Accrued liabilities	79	71	45

(1)Receivables are recorded net of allowances for doubtful accounts of $25 million, $32 million and $29 million as of May 1, 2021, January 30, 2021, and May 2, 2020, respectively.

During the first three months of fiscal 2022 and fiscal 2021, $684 million and $492 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

See Note 10, Segments, for information on our revenue by reportable segment and product category.

7. Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. We also use interest rate swaps to mitigate the effect of interest rate fluctuations on our $650 million principal amount of notes due March 15, 2021, prior to their retirement in December 2020, and on our $500 million principal amount of notes due October 1, 2028. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Condensed Consolidated Balance Sheets at fair value. See Note 3, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	May 1, 2021	January 30, 2021	May 2, 2020
Derivatives designated as net investment hedges	$94	$153	$126
Derivatives designated as interest rate swaps	500	500	1,150
No hedge designation (foreign exchange contracts)	34	51	21
Total	$628	$704	$1,297

Effects of our derivatives on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended
	Statement of Earnings Location	May 1, 2021	May 2, 2020
Interest rate swap contracts	Interest expense	$(26)	$29
Adjustments to carrying value of long-term debt	Interest expense	26	(29)
Total		$-	$-

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 1, 2021	May 2, 2020
Numerator
Net earnings	$595	$159
Denominator
Weighted-average common shares outstanding	253.1	258.3
Dilutive effect of stock compensation plan awards	3.6	2.1
Weighted-average common shares outstanding, assuming dilution	256.7	260.4

Potential shares which were anti-dilutive and excluded from weighted-average share computations	1.1	0.6

Basic earnings per share	$2.35	$0.61
Diluted earnings per share	$2.32	$0.61

9. Repurchase of Common Stock

On February 16, 2021, our Board of Directors approved a new $5.0 billion share repurchase program, which replaced the $3.0 billion share repurchase program authorized on February 23, 2019. There is no expiration date governing the period over which we can repurchase shares under this authorization. As of May 1, 2021, $4.2 billion of the $5.0 billion share repurchase authorization was available. On May 27, 2021, we announced an increase in the amount of share repurchases planned in fiscal 2022 to $2.5 billion.

Information regarding the shares we repurchased was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 1, 2021	May 2, 2020
Total cost of shares repurchased	$915	$56
Average price per share	$108.69	$86.30
Number of shares repurchased	8.4	0.6

The total cost of shares repurchased increased in the first quarter of fiscal 2022 primarily due to the temporary suspension of all share repurchases from March to November of fiscal 2021 to conserve liquidity in light of COVID-19-related concerns.

Between the end of the first quarter of fiscal 2022 on May 1, 2021, and June 2, 2021, we repurchased an incremental 0.2 million shares of our common stock at a cost of $28 million.

10. Segments

Segment and product category revenue information was as follows ($ in millions):

	Three Months Ended
	May 1, 2021	May 2, 2020
Revenue by reportable segment
Domestic	$10,841	$7,915
International	796	647
Total revenue	$11,637	$8,562
Revenue by product category
Domestic
Computing and Mobile Phones	$4,793	$3,805
Consumer Electronics	3,238	2,219
Appliances	1,548	935
Entertainment	669	510
Services	556	421
Other	37	25
Total Domestic revenue	$10,841	$7,915
International
Computing and Mobile Phones	$394	$309
Consumer Electronics	217	177
Appliances	68	58
Entertainment	65	57
Services	35	32
Other	17	14
Total International revenue	$796	$647

Operating income (loss) by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates was as follows ($ in millions):

	Three Months Ended
	May 1, 2021	May 2, 2020
Domestic	$734	$241
International	35	(12)
Total operating income	769	229
Other income (expense):
Investment income and other	3	6
Interest expense	(6)	(17)
Earnings before income tax expense and equity in income of affiliates	$766	$218

Assets by reportable segment were as follows ($ in millions):

	May 1, 2021	January 30, 2021	May 2, 2020
Domestic	$16,490	$17,625	$14,320
International	1,215	1,442	1,285
Total assets	$17,705	$19,067	$15,605

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

•Off-Balance-Sheet Arrangements and Contractual Obligations

•Significant Accounting Policies and Estimates

•New Accounting Pronouncements

•Safe Harbor Statement Under the Private Securities Litigation Reform Act

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (including the information presented therein under Risk Factors), as well as our other reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

Our purpose is to enrich the lives of consumers through technology. We have two reportable segments: Domestic and International. The Domestic segment is comprised of operations, including our Best Buy Health business, in all states, districts and territories of the U.S. The International segment is comprised of all operations in Canada and Mexico. During the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico. All stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment will be comprised of operations in Canada going forward. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

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

On May 9, 2019, we acquired all outstanding shares of Critical Signal Technologies, Inc. (“CST”). Consistent with our comparable sales policy, the results of CST are included in our comparable sales calculation beginning in the third quarter of fiscal 2021.

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

We believe comparable sales is a meaningful supplemental metric for investors to evaluate revenue performance resulting from growth in existing stores, websites and call centers versus the portion resulting from opening new stores or closing existing stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill impairments, price-fixing settlements, gains and losses on investments, intangible asset amortization, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.

In our discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. We also may use the term “constant currency”, which represents results adjusted to exclude foreign currency impacts. We calculate those impacts as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period currency exchange rates. We believe the disclosure of revenue changes in constant currency provides useful supplementary information to investors when there are significant fluctuations in currency rates.

Refer to the Consolidated Non-GAAP Financial Measures section below for detailed reconciliations of items impacting non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS in the presented periods.

Business Strategy Update

In the first quarter of fiscal 2022, our comparable sales grew 37.2% as the impacts of the pandemic continued to drive heightened demand for products and services that focus on the home, which encompasses many aspects of our lives including working, learning, cooking, entertaining, redecorating and remodeling. We provided customers with multiple options for how, when and where they shopped with us to ensure it satisfied their need for safety.

Our research indicates our customers look to Best Buy to serve four shopping needs: inspiration, research, convenience and support. In addition, customers expect to be able to seamlessly interact with physical and digital channels. We have the ability to serve all of these needs, at all times, in all channels. We are currently looking at how we can even better deploy our team and our physical assets to meet these customer expectations and needs. We are taking the opportunity to test and pilot a range of models and initiatives to better understand how we can leverage our stores and facilities for more fulfillment purposes, and how we can deliver customer experiences with a more flexible and engaged workforce.

Overall, it has become evident to us throughout the pandemic that technology is even more important to people’s lives, and we are excited about what that means for our business going forward, especially in combination with both the heightened technology innovation that supports the more home-based way of work and life and our special ability to serve our customers.

Our strong financial performance allowed us to share our success with the community, our shareholders, and, importantly, our employees. On May 19, 2021, we announced that we are investing $10 million over five years to create pathways to opportunity for teens from disinvested communities in Los Angeles. As part of that effort, we will build a network of 10 to 12 Teen Tech Centers, which is a key step toward our goal to build a network of 100 Teen Tech Centers by 2025. We believe our Teen Tech Centers help to further our commitments towards economic and social justice in our communities by making a measurable difference in the lives of underserved teens who may not otherwise have access to technology. In addition, during the first quarter of fiscal 2022, we returned a total of $1.1 billion to shareholders through share repurchases of $927 million and dividends of $175 million. For our employees, to show our appreciation for their hard work over the last several months and in recognition of their ongoing efforts in the face of “pandemic fatigue”, we paid employee gratitude bonuses. In March 2021, all hourly U.S. employees received $500 if full-time and $200 if part-time or occasional/seasonal. Furthermore, all hourly field employees will receive an incremental $150 recognition award in June 2021.

Results of Operations

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Consistent with such consolidation, the financial and non-financial information presented in our MD&A relative to these operations is also presented on a lag. Our policy is to accelerate the recording of events occurring in the lag period that significantly affect our consolidated financial statements. No such events were identified for the reported periods.

Consolidated Performance Summary

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended
	May 1, 2021	May 2, 2020
Revenue	$11,637	$8,562
Revenue % change	35.9%	(6.3)%
Comparable sales % change	37.2%	(5.3)%
Gross profit	$2,715	$1,965
Gross profit as a % of revenue(1)	23.3%	23.0%
SG&A	$1,988	$1,735
SG&A as a % of revenue(1)	17.1%	20.3%
Restructuring charges	$(42)	$1
Operating income	$769	$229
Operating income as a % of revenue	6.6%	2.7%
Net earnings	$595	$159
Diluted earnings per share	$2.32	$0.61

(1)Because retailers vary in how they record costs of operating their supply chain between cost of sales and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of sales and SG&A, refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

In the first quarter of fiscal 2022, we generated $11.6 billion in revenue and our comparable sales grew 37.2% as we faced high demand for technology products and services. This demand was driven by continued focus on the home, which encompasses many aspects of our lives including working, learning, cooking, entertaining, redecorating and remodeling. The demand was also bolstered by government stimulus programs and the strong housing environment. Our strong sales performance resulted in operating income rate expansion of 390 basis points during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. We also lapped an unusual quarter last year that included both periods of high demand and periods when our stores were closed to customer traffic. Compared to the first quarter of fiscal 2020, our results were very strong, with revenue and diluted earnings per share increasing 27.3% and 136.7%, respectively.

High customer demand, as well as production and distribution disruptions, resulted in product availability constraints that may continue in future quarters.

Revenue, gross profit, SG&A and operating income rate changes in the first quarter of fiscal 2022 were primarily driven by our Domestic segment. For further discussion of each segment’s performance, see the Segment Performance Summary below.

Income Tax Expense

Income tax expense increased in the first quarter of fiscal 2022 due to an increase in pre-tax earnings. Our effective tax rate (“ETR”) decreased to 22.4% in the first quarter of fiscal 2022 compared to 27.4% in the first quarter of fiscal 2021, primarily due to an increase in the tax benefit from stock-based compensation.

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

Segment Performance Summary

Domestic

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended
	May 1, 2021	May 2, 2020
Revenue	$10,841	$7,915
Revenue % change	37.0%	(6.7)%
Comparable sales % change(1)	37.9%	(5.7)%
Gross profit	$2,526	$1,821
Gross profit as a % of revenue	23.3%	23.0%
SG&A	$1,836	$1,579
SG&A as a % of revenue	16.9%	19.9%
Restructuring charges	$(44)	$1
Operating income	$734	$241
Operating income as a % of revenue	6.8%	3.0%
Selected Online Revenue Data
Total online revenue	$3,596	$3,342
Online revenue as a % of total segment revenue	33.2%	42.2%
Comparable online sales growth(1)	7.6%	155.4%

(1)Online sales are included in the comparable sales calculation.

The increase in revenue in the first quarter of fiscal 2022 was primarily driven by comparable sales growth across almost all of our product categories, partially offset by the loss of revenue from permanent store closures in the past year. Online revenue of $3.6 billion in the first quarter of fiscal 2022 increased 7.6% on a comparable basis, primarily due to higher average order values and increased traffic.

Domestic segment stores open at the beginning and end of the first quarters of fiscal 2022 and fiscal 2021, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2022				Fiscal 2021
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	956	1	(11)	946	977	-	(6)	971
Outlet Centers	14	-	-	14	11	1	-	12
Pacific Sales	21	-	-	21	21	-	-	21
Total	991	1	(11)	981	1,009	1	(6)	1,004

We continuously monitor store performance. As we approach the expiration date of our leases, we evaluate various options for each location, including whether a store should remain open.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Computing and Mobile Phones	44%	48%	27.3%	-%
Consumer Electronics	30%	28%	45.9%	(15.7)%
Appliances	15%	12%	66.6%	(2.0)%
Entertainment	6%	7%	32.1%	9.5%
Services	5%	5%	33.2%	(16.1)%
Total	100%	100%	37.9%	(5.7)%

Continued strong demand for technology products and services with a focus on the home, including working, learning, cooking, entertaining, redecorating and remodeling, contributed to our Domestic comparable sales growth across most of our categories. Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 27.3% comparable sales gain was driven primarily by computing, tablets, mobile phones and wearables.

•Consumer Electronics: The 45.9% comparable sales gain was driven primarily by home theater, digital imaging, headphones and portable speakers.

•Appliances: The 66.6% comparable sales gain was driven by large and small appliances.

•Entertainment: The 32.1% comparable sales gain was driven primarily by gaming and virtual reality.

•Services: The 33.2% comparable sales gain was primarily due to our warranty and support services, delivery and installation.

Our gross profit rate increased in the first quarter of fiscal 2022, primarily driven by favorable product margin rates, including reduced promotions, and rate improvement from supply chain costs resulting from a lower mix of online revenue compared to the prior year. This favorability was partially offset by higher installation and delivery costs compared to the prior year when in-home services were temporarily suspended as a result of the pandemic.

Our SG&A increased in the first quarter of fiscal 2022, primarily due to higher incentive compensation for corporate and field employees, increased investments in technology and in support of our health initiatives, and increased variable costs associated with higher sales volume, which included items such as credit card processing fees.

The restructuring credit in the first quarter of fiscal 2022 primarily related to a reduction in termination benefits resulting from adjustments to previously planned organizational changes and higher-than-expected retention rates. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

Our operating income rate increased in the first quarter of fiscal 2022, primarily driven by the favorability in gross profit rate and SG&A rate described above.

International

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended
	May 1, 2021	May 2, 2020
Revenue	$796	$647
Revenue % change	23.0%	(2.1)%
Comparable sales % change	27.8%	0.2%
Gross profit	$189	$144
Gross profit as a % of revenue	23.7%	22.3%
SG&A	$152	$156
SG&A as a % of revenue	19.1%	24.1%
Restructuring charges	$2	$-
Operating income (loss)	$35	$(12)
Operating income (loss) as a % of revenue	4.4%	(1.9)%

The increase in revenue in the first quarter of fiscal 2022 was primarily driven by comparable sales growth across most of our product categories and the benefit of approximately 1,000 basis points of favorable foreign currency exchange rate fluctuations. The increase was partially offset by lower revenue in Mexico of $69 million as a result of our decision in the third quarter of fiscal 2021 to exit operations.

International segment stores open at the beginning and end of the first quarters of fiscal 2022 and fiscal 2021, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2022				Fiscal 2021
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Best Buy	131	-	(1)	130	131	-	-	131
Best Buy Mobile	33	-	-	33	42	-	(1)	41
Mexico
Best Buy	4	-	(4)	-	35	-	-	35
Best Buy Express	-	-	-	-	14	-	-	14
Total	168	-	(5)	163	222	-	(1)	221

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Computing and Mobile Phones	50%	48%	36.5%	4.6%
Consumer Electronics	27%	27%	23.9%	(12.7)%
Appliances	9%	9%	28.9%	0.1%
Entertainment	8%	9%	12.2%	58.0%
Services	4%	5%	7.8%	(19.5)%
Other	2%	2%	7.6%	1.1%
Total	100%	100%	27.8%	0.2%

Similar to the Domestic segment, continued strong demand for technology products and services with a focus on the home, including working, learning, cooking, entertaining, redecorating and remodeling, contributed to our International segment’s comparable sales growth across most of our categories. Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 36.5% comparable sales gain was driven primarily by computing, mobile phones and tablets.

•Consumer Electronics: The 23.9% comparable sales gain was driven primarily by home theater and health and fitness.

•Appliances: The 28.9% comparable sales gain was driven by large and small appliances.

•Entertainment: The 12.2% comparable sales gain was driven primarily by virtual reality.

•Services: The 7.8% comparable sales gain was primarily due to our warranty services.

•Other: The 7.6% comparable sales gain was driven primarily by outdoor products.

Our gross profit rate increased in the first quarter of fiscal 2022, primarily due to improved product margin rates and a $6 million benefit associated with more favorable-than-expected inventory markdowns related to our decision to exit operations in Mexico.

Our SG&A decreased in the first quarter of fiscal 2022, primarily due to our decision to exit operations in Mexico, partially offset by the unfavorable impact of foreign currency exchange rates in Canada.

Restructuring charges in the first quarter of fiscal 2022 primarily related to our decision to exit operations in Mexico. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

Our operating income rate increased in the first quarter of fiscal 2022, primarily driven by the favorable gross profit rate described above.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended
	May 1, 2021	May 2, 2020
Operating income	$769	$229
% of revenue	6.6%	2.7%
Restructuring - inventory markdowns(1)	(6)	-
Intangible asset amortization(2)	20	20
Restructuring charges(3)	(42)	1
Non-GAAP operating income	$741	$250
% of revenue	6.4%	2.9%

Effective tax rate	22.4%	27.4%
Intangible asset amortization(2)	-%	(0.2)%
Restructuring charges(3)	0.1%	-%
Non-GAAP effective tax rate	22.5%	27.2%

Diluted EPS	$2.32	$0.61
Restructuring - inventory markdowns(1)	(0.02)	-
Intangible asset amortization(2)	0.08	0.08
Restructuring charges(3)	(0.17)	-
Income tax impact of non-GAAP adjustments(4)	0.02	(0.02)
Non-GAAP diluted EPS	$2.23	$0.67

(1)Represents inventory markdown adjustments recorded within cost of sales associated with the exit from operations in Mexico.

(2)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology.

(3)Represents adjustments to previously planned organizational changes and higher-than-expected retention rates in the Domestic segment and charges and subsequent adjustments associated with the decision to exit operations in Mexico in the International segment for the period ended May 1, 2021. Represents charges associated with U.S. retail operating model changes for the period ended May 2, 2020.

(4)The non-GAAP adjustments primarily relate to the U.S. and Mexico. As such, the income tax charge is calculated using the statutory tax rate of 24.5% for all U.S. non-GAAP items for all periods presented. There is no income tax charge for the Mexico non-GAAP items, as there was no tax benefit recognized on these expenses in the calculation of GAAP income tax expense.

Our non-GAAP operating income rate increased in the first quarter of fiscal 2022, primarily driven by a higher gross profit rate due to favorable product margin rates and rate improvement from supply chain costs, and increased leverage from higher sales volume on our fixed expenses, which resulted in a favorable SG&A rate.

Our non-GAAP effective tax rate decreased in the first quarter of fiscal 2022, primarily due to an increase in the tax benefit from stock-based compensation.

Our non-GAAP diluted EPS increased in the first quarter of fiscal 2022, primarily driven by the increase in non-GAAP operating income.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment required to support our business strategies, the performance of our business, capital expenditures, credit facilities, short-term borrowing arrangements and working capital management. Capital expenditures and share repurchases are a component of our cash flow and capital management strategy, which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our strategy.

Cash, cash equivalents and short-term investments were as follows ($ in millions):

	May 1, 2021	January 30, 2021	May 2, 2020
Cash and cash equivalents	$4,278	$5,494	$3,919
Short-term investments	60	-	-
Total cash, cash equivalents and short-term investments	$4,338	$5,494	$3,919

The decrease in cash, cash equivalents and short-term investments from January 30, 2021, was primarily due to an increase in share repurchases. The increase in cash, cash equivalents and short-term investments from May 2, 2020, was primarily driven by an increase in operating cash flows from higher earnings over the past twelve months. This increase was partially offset by the repayment of our $1.25 billion short-term draw on our five-year senior unsecured revolving credit facility that was fully drawn as of May 2, 2020, and increases in share repurchases, capital expenditures and dividends.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	Three Months Ended
	May 1, 2021	May 2, 2020
Total cash provided by (used in):
Operating activities	$105	$827
Investing activities	(253)	(179)
Financing activities	(1,089)	1,049
Effect of exchange rate changes on cash	5	(18)
Increase (decrease) in cash, cash equivalents and restricted cash	$(1,232)	$1,679

Operating Activities

The decrease in cash provided by operating activities in the first quarter of fiscal 2022 was primarily due to changes in inventory, which saw a decrease in receipts in the prior-year period from measures taken in light of COVID-19 and an increase in receipts in the current-year period to match our inventory levels to increased demand. This decrease was partially offset by higher earnings in the current-year period.

Investing Activities

The increase in cash used in investing activities in the first quarter of fiscal 2022 was primarily driven by an increase in purchases of short-term investments.

Financing Activities

The increase in cash used in financing activities in the first quarter of fiscal 2022 was driven primarily by the $1.25 billion short-term draw on our five-year senior unsecured revolving credit facility in the prior-year period and an increase in share repurchases. During the first quarter of fiscal 2021, in light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of our $1.25 billion five-year senior unsecured revolving credit facility that was repaid in full in July 2020. We also temporarily suspended share repurchases from March to November 2020.

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

Subsequent to the first quarter of fiscal 2022, on May 18, 2021, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was originally scheduled to expire in April 2023, but was terminated on May 18, 2021. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026.

As discussed above, we executed a short-term draw on the full amount of our Previous Facility on March 19, 2020, which remained outstanding until July 27, 2020, when the Previous Facility was repaid in full. There were no borrowings outstanding under the Previous Facility as of May 1, 2021, or January 30, 2021.

Our credit ratings and outlook as of June 2, 2021, are summarized below. On May 20, 2021, Standard & Poor’s upgraded its rating to BBB+ and confirmed its outlook of Stable. Moody’s rating and outlook remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB+	Stable
Moody's	A3	Stable

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to use for workers’ compensation and general liability insurance claims. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $115 million, $131 million and $115 million at May 1, 2021, January 30, 2021, and May 2, 2020, respectively. The decrease from January 30, 2021, was primarily due to the timing of insurance premium payments.

Debt and Capital

As of May 1, 2021, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 5, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for additional information about our outstanding debt.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors (“Board”). The payment of cash dividends is also subject to customary legal and contractual restrictions. Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment-grade credit metrics.

On February 16, 2021, our Board approved a new $5.0 billion share repurchase program, which replaced the $3.0 billion share repurchase program authorized on February 23, 2019. There is no expiration date governing the period over which we can repurchase shares under this new authorization. As of May 1, 2021, $4.2 billion of the $5.0 billion share repurchase authorization was available. On May 27, 2021, we announced an increase in the amount of share repurchases planned in fiscal 2022 to $2.5 billion.

Share repurchase and dividend activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 1, 2021	May 2, 2020
Total cost of shares repurchased	$915	$56
Average price per share	$108.69	$86.30
Number of shares repurchased	8.4	0.6
Regular quarterly cash dividends per share	$0.70	$0.55
Cash dividends declared and paid	$175	$141

The total cost of shares repurchased increased in the first quarter of fiscal 2022, primarily due to the temporary suspension of all share repurchases from March to November of fiscal 2021 to conserve liquidity in light of COVID-19-related concerns. Cash dividends declared and paid increased in the first quarter of fiscal 2022 primarily due to an increase in the regular quarterly cash dividend per share.

Between the end of the first quarter of fiscal 2022 on May 1, 2021, and June 2, 2021, we repurchased an incremental 0.2 million shares of our common stock at a cost of $28 million.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained relatively unchanged at 1.2 as of May 1, 2021, and January 30, 2021, and 1.0 as of May 2, 2020.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months declined to 0.6 as of May 1, 2021, compared to 0.8 as of January 30, 2021, and 1.8 as of May 2, 2020. The decrease from May 2, 2020, was primarily due to the $1.25 billion short-term draw on the Previous Facility in the first quarter of fiscal 2021.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Previous Facility as of May 1, 2021, which, if drawn upon, would be included in short-term debt on our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2021. See our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. We discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2021.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: the duration and scope of the COVID-19 pandemic and its resurgence and the impact on demand for our products and services, levels of consumer confidence and our supply chain; macroeconomic pressures in the markets in which we operate (including but not limited to the effects of COVID-19, fluctuations in housing prices, energy markets and jobless rates); future outbreaks, catastrophic events, health crises and pandemics; susceptibility of our products to technological advancements, product life cycles and launches; conditions in the industries and categories in which we operate; changes in consumer preferences, spending and debt; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion strategies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our company transformation; our mix of products and services; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; interruptions and other supply chain issues; any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S.; trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties); our reliance on our information technology systems; our dependence on internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including tax statutes and regulations); risks arising from our international activities; failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; and general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made, and we assume no obligation to update any forward-looking statement that we may make.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for further information regarding our interest rate swaps.

As of May 1, 2021, we had $4.3 billion of cash, cash equivalents and short-term investments and $0.5 billion of fixed-rate debt that was swapped to floating rate, resulting in a net balance exposed to interest rate changes of $3.8 billion. As of May 1, 2021, a 50-basis point increase in short-term interest rates would have led to an estimated $19 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $19 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to our International segment operations. Refer to Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for additional information regarding these instruments.

Foreign currency exchange rate fluctuations were primarily driven by the strength of the Canadian dollar compared to the U.S. dollar compared to the prior-year period, which had a positive overall impact on our revenue as these foreign currencies translated into more U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net favorable impact of $64 million on our revenue in the first quarter of fiscal 2022. The impact of foreign exchange rate fluctuations on our net earnings for the first quarter of fiscal 2022 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 1, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 1, 2021, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended May 1, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For information about our legal proceedings, see Note 11, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

On February 16, 2021, our Board approved a new $5.0 billion share repurchase program, which replaced the $3.0 billion share repurchase program authorized on February 23, 2019. Share repurchases prior to February 16, 2021, were made under the February 2019 $3.0 billion share repurchase program and thereafter under the February 2021 $5.0 billion share repurchase program. For additional information, see Note 9, Repurchase of Common Stock, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 31, 2021 through February 15, 2021	1,035,614	$114.80	1,035,614	$1,554,000,000
February 16, 2021 through February 27, 2021	1,227,169	$110.98	1,227,169	$4,864,000,000
February 28, 2021 through April 3, 2021	6,156,555	$107.20	6,156,555	$4,204,000,000
April 4, 2021 through May 1, 2021	-	$-	-	$4,204,000,000
Total	8,419,338	$108.69	8,419,338	$4,204,000,000

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)
10.1

Five-Year Credit Agreement dated as of May 18, 2021, among Best Buy Co., Inc. the Subsidiary Guarantors, the Lenders, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on May 20, 2021).

*10.2	Form of Employment Separation and General Release Agreement
*10.3	Employment Separation and General Release Agreement between R. Michael Mohan and Best Buy Co., Inc.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022, filed with the SEC on June 4, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets at May 1, 2021, January 30, 2021, and May 2, 2020, (ii) the Condensed Consolidated Statements of Earnings for the three months ended May 1, 2021, and May 2, 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended May 1, 2021, and May 2, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended May 1, 2021, and May 2, 2020, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 1, 2021, and May 2, 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2022, filed with the SEC on June 4, 2021, formatted in iXBRL (included as Exhibit 101).

*Management contracts or compensatory plans or arrangements.

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

BEST BUY CO., INC.
(Registrant)

Date: June 4, 2021	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: June 4, 2021	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: June 4, 2021	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer