Form 10-Q
period 2021-07-31
BEST BUY CO INC
filed 2021-08-31
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The registrant had 245,964,220 shares of common stock outstanding as of August 27, 2021.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED July 31, 2021

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

.
	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Current assets
Cash and cash equivalents	$4,340	$5,494	$5,305
Receivables, net	883	1,061	906
Merchandise inventories	6,417	5,612	4,136
Other current assets	400	373	336
Total current assets	12,040	12,540	10,683
Property and equipment, net	2,226	2,260	2,277
Operating lease assets	2,670	2,612	2,770
Goodwill	986	986	986
Other assets	657	669	696
Total assets	$18,579	$19,067	$17,412

Liabilities and equity
Current liabilities
Accounts payable	$6,946	$6,979	$6,613
Unredeemed gift card liabilities	293	317	267
Deferred revenue	854	711	699
Accrued compensation and related expenses	605	725	253
Accrued liabilities	892	972	893
Short-term debt	110	110	-
Current portion of operating lease liabilities	643	693	674
Current portion of long-term debt	14	14	681
Total current liabilities	10,357	10,521	10,080
Long-term operating lease liabilities	2,090	2,012	2,206
Long-term debt	1,243	1,253	632
Long-term liabilities	554	694	716
Contingencies (Note 11)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 247.3 million, 256.9 million and 258.8 million shares, respectively	25	26	26
Additional paid-in capital	-	-	83
Retained earnings	3,975	4,233	3,413
Accumulated other comprehensive income	335	328	256
Total equity	4,335	4,587	3,778
Total liabilities and equity	$18,579	$19,067	$17,412

NOTE: The Consolidated Balance Sheet as of January 30, 2021, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

Three Months Ended			Six Months Ended
July 31, 2021		August 1, 2020	July 31, 2021	August 1, 2020
Revenue	$11,849	$9,910	$23,486	$18,472
Cost of sales	9,039	7,640	17,961	14,237
Gross profit	2,810	2,270	5,525	4,235
Selling, general and administrative expenses	2,009	1,702	3,997	3,437
Restructuring charges	4	-	(38)	1
Operating income	797	568	1,566	797
Other income (expense)
Investment income and other	3	8	6	14
Interest expense	(6)	(15)	(12)	(32)
Earnings before income tax expense and equity in income of affiliates	794	561	1,560	779
Income tax expense	64	129	236	188
Equity in income of affiliates	4	-	5	-
Net earnings	$734	$432	$1,329	$591

Basic earnings per share	$2.93	$1.67	$5.28	$2.28
Diluted earnings per share	$2.90	$1.65	$5.22	$2.26

Weighted-average common shares outstanding
Basic	250.2	259.5	251.7	259.0
Diluted	252.8	262.1	254.7	261.4

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net earnings	$734	$432	$1,329	$591
Foreign currency translation adjustments, net of tax	(3)	17	7	(35)
Cash flow hedges	-	(4)	-	(4)
Comprehensive income	$731	$445	$1,336	$552

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Six Months Ended
	July 31, 2021	August 1, 2020
Operating activities
Net earnings	$1,329	$591
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	430	414
Restructuring charges	(38)	1
Stock-based compensation	71	65
Deferred income taxes	2	13
Other, net	-	9
Changes in operating assets and liabilities:
Receivables	175	232
Merchandise inventories	(794)	1,014
Other assets	(19)	(17)
Accounts payable	(58)	1,343
Income taxes	(162)	108
Other liabilities	(72)	15
Total cash provided by operating activities	864	3,788

Investing activities
Additions to property and equipment	(323)	(340)
Purchases of investments	(93)	(46)
Sales of investments	60	-
Other, net	(2)	3
Total cash used in investing activities	(358)	(383)

Financing activities
Repurchase of common stock	(1,323)	(62)
Issuance of common stock	22	22
Dividends paid	(350)	(284)
Borrowings of debt	-	1,250
Repayments of debt	(10)	(1,257)
Other, net	(1)	(1)
Total cash used in financing activities	(1,662)	(332)

Effect of exchange rate changes on cash and cash equivalents	5	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,151)	3,067
Cash, cash equivalents and restricted cash at beginning of period	5,625	2,355
Cash, cash equivalents and restricted cash at end of period	$4,474	$5,422

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at May 1, 2021	250.4	$25	$33	$3,762	$338	$4,158
Net earnings, three months ended July 31, 2021	-	-	-	734	-	734
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(3)	(3)
Stock-based compensation	-	-	34	-	-	34
Issuance of common stock	0.6	-	3	-	-	3
Common stock dividends, $0.70 per share	-	-	5	(180)	-	(175)
Repurchase of common stock	(3.7)	-	(75)	(341)	-	(416)
Balances at July 31, 2021	247.3	$25	$-	$3,975	$335	$4,335

Balances at January 30, 2021	256.9	$26	$-	$4,233	$328	$4,587
Net earnings, six months ended July 31, 2021	-	-	-	1,329	-	1,329
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	7	7
Stock-based compensation	-	-	71	-	-	71
Issuance of common stock	2.5	-	22	-	-	22
Common stock dividends, $1.40 per share	-	-	8	(358)	-	(350)
Repurchase of common stock	(12.1)	(1)	(101)	(1,229)	-	(1,331)
Balances at July 31, 2021	247.3	$25	$-	$3,975	$335	$4,335

Balances at May 2, 2020	257.6	$26	$15	$3,126	$243	$3,410
Net earnings, three months ended August 1, 2020	-	-	-	432	-	432
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	-	-	-	-	17	17
Cash flow hedges	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	50	-	-	50
Issuance of common stock	1.2	-	16	-	-	16
Common stock dividends, $0.55 per share	-	-	2	(145)	-	(143)
Balances at August 1, 2020	258.8	$26	$83	$3,413	$256	$3,778

Balances at February 1, 2020	256.5	$26	$-	$3,158	$295	$3,479
Net earnings, six months ended August 1, 2020	-	-	-	591	-	591
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(35)	(35)
Cash flow hedges	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	65	-	-	65
Issuance of common stock	2.9	-	22	-	-	22
Common stock dividends, $1.10 per share	-	-	4	(288)	-	(284)
Repurchase of common stock	(0.6)	-	(8)	(48)	-	(56)
Balances at August 1, 2020	258.8	$26	$83	$3,413	$256	$3,778

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. The first six months of fiscal 2022 and fiscal 2021 included 26 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from July 31, 2021, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for the reported periods.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	July 31, 2021	January 30, 2021	August 1, 2020
Cash and cash equivalents	$4,340	$5,494	$5,305
Restricted cash included in Other current assets	134	131	117
Total cash, cash equivalents and restricted cash	$4,474	$5,625	$5,422

Amounts included in restricted cash are primarily restricted to use for workers’ compensation and general liability insurance claims.

2. Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Mexico Exit and Strategic Realignment(1)	$4	$-	$(44)	$-
Fiscal 2020 U.S. Retail Operating Model Changes	-	-	-	1
Total	$4	$-	$(44)	$1

(1)Includes ($6) million related to inventory markdowns recorded in Cost of sales on our Condensed Consolidated Statements of Earnings for the six months ended July 31, 2021.

Mexico Exit and Strategic Realignment

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

Charges incurred in our International segment primarily related to our decision to exit our operations in Mexico. All remaining stores in Mexico were closed in the first quarter of fiscal 2022 and we do not expect to incur material future restructuring charges related to the exit.

Charges incurred in our Domestic segment primarily related to actions taken to align our organizational structure in support of our strategy. During the six months ended July 31, 2021, we recorded a $44 million credit primarily due to a reduction in expected termination benefits resulting from adjustments to previously planned organizational changes and higher-than-expected employee retention.

As we continue to evolve our Building the New Blue Strategy, it is possible that we will incur material future restructuring costs, but we are unable to forecast the timing and magnitude of such costs.

All charges incurred related to the exit from Mexico and strategic realignment described above were from continuing operations and were presented as follows ($ in millions):

	Statement of	Three Months Ended July 31, 2021			Six Months Ended July 31, 2021
	Earnings Location	Domestic	International	Total	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$-	$-	$-	$(6)	$(6)
Asset impairments	Restructuring charges	-	4	4	-	7	7
Termination benefits	Restructuring charges	-	-	-	(44)	(1)	(45)
		$-	$4	$4	$(44)	$-	$(44)

	Statement of	Cumulative Amount as of July 31, 2021
	Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$17	$17
Asset impairments(1)	Restructuring charges	10	64	74
Termination benefits	Restructuring charges	79	19	98
Currency translation adjustment	Restructuring charges	-	39	39
Other(2)	Restructuring charges	-	5	5
		$89	$144	$233

(1)Remaining net carrying value approximates fair value and was immaterial as of July 31, 2021.

(2)Other charges are primarily comprised of contract termination costs.

Restructuring accrual activity related to the exit from Mexico and strategic realignment described above was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at January 30, 2021	$104	$20	$124
Cash payments	(48)	(15)	(63)
Adjustments(1)	(44)	(1)	(45)
Changes in foreign currency exchange rates	-	(1)	(1)
Balances at July 31, 2021	$12	$3	$15

(1)Represents adjustments to previously planned organizational changes in our Domestic segment and higher-than-expected employee retention in both our Domestic and International segments.

Fiscal 2020 U.S. Retail Operating Model Changes

In the second quarter of fiscal 2020, we made changes primarily related to our U.S. retail operating model to increase organization effectiveness and create a more seamless customer experience across all channels. All charges incurred were related to termination benefits within our Domestic segment and were presented within Restructuring charges from continuing operations on our Condensed Consolidated Statements of Earnings. As of July 31, 2021, the cumulative amount of charges incurred was $41 million and no material liability remains.

3. Goodwill and Intangible Assets

Goodwill

Balances related to goodwill remained unchanged as of July 31, 2021, January 30, 2021, and August 1, 2020, as follows ($ in millions):

	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,053	$(67)
International	608	(608)
Total	$1,661	$(675)

No impairment charges were recorded during the fiscal periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	July 31, 2021		January 30, 2021		August 1, 2020		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of July 31, 2021 (in years)
Customer relationships	$339	$152	$339	$124	$339	$97	6.5
Tradenames	81	31	81	24	81	17	4.5
Developed technology	56	32	56	27	56	21	2.1
Total	$476	$215	$476	$175	$476	$135	5.7

Amortization expense was as follows ($ in millions):

	Statement of	Three Months Ended		Six Months Ended
	Earnings Location	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Amortization expense	SG&A	$20	$20	$40	$40

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2022	$40
Fiscal 2023	79
Fiscal 2024	54
Fiscal 2025	16
Fiscal 2026	16
Fiscal 2027	13
Thereafter	43

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	July 31, 2021	January 30, 2021	August 1, 2020
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$1,113	$1,575	$1,729
Time deposits(3)	Cash and cash equivalents	Level 2	625	865	390
Time deposits(3)	Other current assets	Level 2	65	65	101
Interest rate swap derivative instruments(4)	Other current assets	Level 2	-	-	18
Interest rate swap derivative instruments(4)	Other assets	Level 2	79	91	115
Marketable securities that fund deferred compensation(5)	Other assets	Level 1	54	53	49

(1)Balance sheet location is determined by length to maturity.

(2)Valued at quoted market prices in active markets.

(3)Valued at face value plus accrued interest, which approximates fair value.

(4)Valued using readily observable market inputs. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market. See Note 5, Derivative Instruments, for additional information.

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	July 31, 2021		January 30, 2021		August 1, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,306	$1,229	$1,331	$1,241	$1,386	$1,283

(1)Excludes debt discounts, issuance costs and finance lease obligations.

5. Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. We also use interest rate swaps to mitigate the effect of interest rate fluctuations on our $650 million principal amount of notes due March 15, 2021 (“2021 Notes”), prior to their retirement in December 2020, and on our $500 million principal amount of notes due October 1, 2028 (“2028 Notes”). In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

During the second quarter of fiscal 2021, we entered into Treasury Rate Lock (“T-Lock”) contracts to hedge the base interest rate variability on a portion of our then-expected refinancing of our maturing 2021 Notes. The T-Lock contracts were cash settled upon issuance of our $650 million principal amount of notes due October 1, 2030 (“2030 Notes”). The fair value of the T-Lock contracts upon settlement was released from Accumulated other comprehensive income on our Condensed Consolidated Balance Sheets and recorded in Interest expense on our Condensed Consolidated Statements of Earnings as interest is accrued over the life of the 2030 Notes.

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Condensed Consolidated Balance Sheets at fair value. See Note 4, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	July 31, 2021	January 30, 2021	August 1, 2020
Derivatives designated as net investment hedges	$109	$153	$68
Derivatives designated as interest rate swaps	500	500	1,150
Derivatives designated as cash flow hedges	-	-	325
No hedge designation (foreign exchange contracts)	46	51	37
Total	$655	$704	$1,580

Effects of our derivatives on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
	Statement of	Three Months Ended		Six Months Ended
	Earnings Location	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Interest rate swap contracts	Interest expense	$14	$15	$(12)	$44
Adjustments to carrying value of long-term debt	Interest expense	(14)	(15)	12	(44)
Total		$-	$-	$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

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

In the first quarter of fiscal 2021, in light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of our Previous Facility on March 19, 2020, which remained outstanding until July 27, 2020, when the Previous Facility was repaid in full. There were no borrowings outstanding under the Five-Year Facility Agreement as of July 31, 2021, or the Previous Facility as of January 30, 2021, and August 1, 2020.

Bank Advance

In conjunction with a solar energy investment, we were advanced $110 million due October 31, 2021. The advance is recorded within Short-term debt on our Condensed Consolidated Balance Sheets and bears interest at 0.14%.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	July 31, 2021	January 30, 2021	August 1, 2020
2021 Notes	$-	$-	$650
2028 Notes	500	500	500
2030 Notes	650	650	-
Interest rate swap valuation adjustments	79	91	133
Subtotal	1,229	1,241	1,283
Debt discounts and issuance costs	(12)	(12)	(5)
Finance lease obligations	40	38	35
Total long-term debt	1,257	1,267	1,313
Less current portion	14	14	681
Total long-term debt, less current portion	$1,243	$1,253	$632

See Note 4, Fair Value Measurements, for the fair value of long-term debt.

7. Revenue

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

	July 31, 2021	January 30, 2021	August 1, 2020
Receivables, net(1)	$528	$618	$567
Short-term contract liabilities included in:
Unredeemed gift card liabilities	293	317	267
Deferred revenue	854	711	699
Accrued liabilities	79	71	60

(1)Receivables are recorded net of allowances for doubtful accounts of $24 million, $32 million and $28 million as of July 31, 2021, January 30, 2021, and August 1, 2020, respectively.

During the first six months of fiscal 2022 and fiscal 2021, $866 million and $662 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

See Note 12, Segments, for information on our revenue by reportable segment and product category.

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Numerator
Net earnings	$734	$432	$1,329	$591
Denominator
Weighted-average common shares outstanding	250.2	259.5	251.7	259.0
Dilutive effect of stock compensation plan awards	2.6	2.6	3.0	2.4
Weighted-average common shares outstanding, assuming dilution	252.8	262.1	254.7	261.4

Potential shares which were anti-dilutive and excluded from weighted-average share computations	-	0.1	-	0.5

Basic earnings per share	$2.93	$1.67	$5.28	$2.28
Diluted earnings per share	$2.90	$1.65	$5.22	$2.26

9. Repurchase of Common Stock

On February 16, 2021, our Board of Directors approved a new $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization. We temporarily suspended all share repurchases from March to November of fiscal 2021 to conserve liquidity in light of COVID-19-related uncertainties. On August 24, 2021, we announced our plan to repurchase more than $2.5 billion of shares in fiscal 2022.

Information regarding the shares we repurchased was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Total cost of shares repurchased	$416	$-	$1,331	$56
Average price per share	$112.75	$-	$109.92	$86.30
Number of shares repurchased	3.7	-	12.1	0.6

As of July 31, 2021, $3.8 billion of the $5.0 billion share repurchase authorization was available. Between the end of the second quarter of fiscal 2022 on July 31, 2021, and August 27, 2021, we repurchased an incremental 1.4 million shares of our common stock at a cost of $160 million.

10. Income Taxes

Unrecognized Tax Benefits

Our income tax returns are routinely examined by domestic and foreign tax authorities. During the second quarter of fiscal 2022, we reduced our unrecognized tax benefits by $101 million relating to multi-jurisdiction, multi-year non-cash benefits from the resolution of certain discrete tax matters, all of which resulted in a tax benefit in the current quarter.

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

12. Segments

Segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Revenue by reportable segment
Domestic	$11,011	$9,128	$21,852	$17,043
International	838	782	1,634	1,429
Total revenue	$11,849	$9,910	$23,486	$18,472
Revenue by product category
Domestic
Computing and Mobile Phones	$4,765	$4,306	$9,558	$8,111
Consumer Electronics	3,380	2,634	6,618	4,853
Appliances	1,688	1,290	3,237	2,225
Entertainment	560	411	1,228	921
Services	570	462	1,126	883
Other	48	25	85	50
Total Domestic revenue	$11,011	$9,128	$21,852	$17,043
International
Computing and Mobile Phones	$373	$382	$767	$691
Consumer Electronics	250	212	467	388
Appliances	103	91	173	150
Entertainment	57	49	122	106
Services	40	35	75	67
Other	15	13	30	27
Total International revenue	$838	$782	$1,634	$1,429

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Domestic	$757	$524	$1,491	$765
International	40	44	75	32
Total operating income	797	568	1,566	797
Other income (expense):
Investment income and other	3	8	6	14
Interest expense	(6)	(15)	(12)	(32)
Earnings before income tax expense and equity in income of affiliates	$794	$561	$1,560	$779

Assets by reportable segment were as follows ($ in millions):

	July 31, 2021	January 30, 2021	August 1, 2020
Domestic	$17,296	$17,625	$15,964
International	1,283	1,442	1,448
Total assets	$18,579	$19,067	$17,412

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

Overview

Our purpose is to enrich lives through technology. We do this by leveraging our unique combination of tech expertise and human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have two reportable segments: Domestic and International. The Domestic segment is comprised of operations, including our Best Buy Health business, in all states, districts and territories of the U.S. The International segment is comprised of all operations in Canada and Mexico. During the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico. All stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment will be comprised of operations in Canada going forward. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

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

Business Strategy Update

Throughout the second quarter of fiscal 2022, we provided customers multiple ways to interact with us depending on their needs, preference and comfort. Similar to the first quarter of fiscal 2022, customers migrated back into our stores to touch and feel products and to seek in-person expertise and service. At the same time, they continued to interact with us digitally at a significantly higher rate than pre-pandemic, as online sales were 32% of Domestic revenues compared to 16% in the second quarter of fiscal 2020. Phone and chat volume also remained high compared to pre-pandemic levels, and sales via these channels continued to climb. In addition, we are continuing to interact with customers in their homes — making large-product deliveries, installing solutions, repairing products and providing sales consultations. For customers purchasing online, we delivered product with speed and convenience. Online sales package delivery was not only faster than the second quarter of last year, when our online sales increased 242%, but faster than the second quarter of fiscal 2020 as well.

We continued to roll out and run several tests and pilots during the quarter as we determine the best path forward to become even more customer-centric, digitally-focused and efficient. We believe this is crucial to thriving in a new and different environment where customers expect to seamlessly interact with physical and digital channels throughout the shopping journey as they seek inspiration, research, convenience and support.

One of these pilots was a new membership program. Based on the positive pilot results, we plan to scale the program nationally in stores and online at the end of the third quarter of fiscal 2022 under the name Best Buy Totaltech. Totaltech is designed to give our customers the confidence that whatever their technology needs are, we will be there to help. The goal is to create a membership experience that customers will love, which in turn results in a higher customer lifetime value and drives a larger share of consumer electronics spend to Best Buy.

Over the longer term, we are fundamentally in a stronger position than we expected to be in just two years ago. We believe there has been a structural increase in the need for technology, and that we now serve a larger install base of consumer electronics with customers who have an elevated appetite to upgrade due to constant technology innovation and needs that reflect structural life changes, like hybrid work and streaming entertainment content. We believe our significant omnichannel assets, including our ability to inspire what is possible across the breadth of consumer electronics, as well as our ability to keep it all working together the way customers want, truly differentiate us going forward in this new landscape.

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

Consolidated Performance Summary

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Revenue	$11,849	$9,910	$23,486	$18,472
Revenue % change	19.6%	3.9%	27.1%	(1.1)%
Comparable sales % change	19.6%	5.8%	27.7%	0.4%
Gross profit	$2,810	$2,270	$5,525	$4,235
Gross profit as a % of revenue(1)	23.7%	22.9%	23.5%	22.9%
SG&A	$2,009	$1,702	$3,997	$3,437
SG&A as a % of revenue(1)	17.0%	17.2%	17.0%	18.6%
Restructuring charges	$4	$-	$(38)	$1
Operating income	$797	$568	$1,566	$797
Operating income as a % of revenue	6.7%	5.7%	6.7%	4.3%
Net earnings	$734	$432	$1,329	$591
Diluted earnings per share	$2.90	$1.65	$5.22	$2.26

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

In the second quarter and first six months of fiscal 2022, we generated $11.8 billion and $23.5 billion in revenue, and our comparable sales grew 19.6% and 27.7%, respectively. We continued to experience high demand for technology products and services, as consumers continued to leverage technology to meet their needs, and we provided solutions that help them work, learn, entertain, cook and connect at home. The demand was also bolstered by overall strong consumer spending, aided by government stimulus, improving wages and high savings levels. Our strong sales performance resulted in operating income rate expansion of 100 basis points and 240 basis points during the second quarter and first six months of fiscal 2022, respectively.

Revenue, gross profit, SG&A and operating income rate changes in the second quarter and first six months of fiscal 2022 were primarily driven by our Domestic segment. For further discussion of each segment’s performance, see the Segment Performance Summary below.

Income Tax Expense

Income tax expense decreased in the second quarter of fiscal 2022 primarily due to the resolution of certain discrete tax matters, partially offset by the impact of increased pre-tax earnings. Our effective tax rate (“ETR”) decreased to 8.0% in the second quarter of fiscal 2022 compared to 22.9% in the second quarter of fiscal 2021, primarily due to the resolution of certain discrete tax matters. Refer to Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Income tax expense increased in the first six months of fiscal 2022 primarily due to an increase in pre-tax earnings, partially offset by the resolution of certain discrete tax matters. Our ETR decreased to 15.1% in the first six months of fiscal 2022 compared to 24.2% in the first six months of fiscal 2021, primarily due to the resolution of certain discrete tax matters.

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

Segment Performance Summary

Domestic

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Revenue	$11,011	$9,128	$21,852	$17,043
Revenue % change	20.6%	3.5%	28.2%	(1.5)%
Comparable sales % change(1)	20.8%	5.0%	28.7%	(0.3)%
Gross profit	$2,606	$2,084	$5,132	$3,905
Gross profit as a % of revenue	23.7%	22.8%	23.5%	22.9%
SG&A	$1,849	$1,560	$3,685	$3,139
SG&A as a % of revenue	16.8%	17.1%	16.9%	18.4%
Restructuring charges	$-	$-	$(44)	$1
Operating income	$757	$524	$1,491	$765
Operating income as a % of revenue	6.9%	5.7%	6.8%	4.5%
Selected Online Revenue Data
Total online revenue	$3,486	$4,849	$7,082	$8,191
Online revenue as a % of total segment revenue	31.7%	53.1%	32.4%	48.1%
Comparable online sales % change(1)	(28.1)%	242.2%	(13.5)%	200.5%

(1)Online sales are included in the comparable sales calculation.

The increase in revenue in the second quarter and first six months of fiscal 2022 was primarily driven by comparable sales growth across almost all of our product categories, partially offset by the loss of revenue from permanent store closures in the past year. Online revenue of $3.5 billion and $7.1 billion in the second quarter and first six months of fiscal 2022 decreased 28.1% and 13.5%, respectively, on a comparable basis, primarily due to channel shifts in customer shopping behavior as a result of the COVID-19 pandemic and temporary store closures in the prior year.

Domestic segment stores open at the beginning and end of the second quarters of fiscal 2022 and fiscal 2021, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2022				Fiscal 2021
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	946	2	(1)	947	971	-	(1)	970
Outlet Centers	14	1	-	15	12	2	-	14
Pacific Sales	21	-	-	21	21	-	-	21
Total	981	3	(1)	983	1,004	2	(1)	1,005

We continuously monitor store performance. As we approach the expiration date of our leases, we evaluate various options for each location, including whether a store should remain open.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Computing and Mobile Phones	43%	47%	11.4%	11.7%
Consumer Electronics	31%	29%	27.4%	(3.8)%
Appliances	16%	14%	31.1%	14.5%
Entertainment	5%	5%	36.4%	(4.4)%
Services	5%	5%	23.6%	(8.7)%
Total	100%	100%	20.8%	5.0%

Continued strong demand for technology products and services with a focus on the home, including working, learning, entertaining and cooking, contributed to our Domestic comparable sales growth across most of our categories. Notable comparable sales changes were as follows:

•Computing and Mobile Phones: The 11.4% comparable sales gain was driven primarily by computing, mobile phones and wearables.

•Consumer Electronics: The 27.4% comparable sales gain was driven primarily by home theater, digital imaging, headphones and portable speakers.

•Appliances: The 31.1% comparable sales gain was primarily driven by large appliances.

•Entertainment: The 36.4% comparable sales gain was driven primarily by gaming and virtual reality.

•Services: The 23.6% comparable sales gain was primarily driven by support and warranty services.

Our gross profit rate increased in the second quarter and first six months of fiscal 2022, primarily driven by favorable product margin rates, including reduced promotions, and rate improvement from supply chain costs resulting from a lower mix of online revenue compared to the prior year. Our gross profit also increased in the second quarter of fiscal 2022 due to higher profit-sharing revenue from our private label and co-branded credit card arrangement.

Our SG&A increased in the second quarter and first six months of fiscal 2022, primarily due to pandemic-related actions last year, which resulted in higher costs this year for short-term incentive compensation, store payroll, advertising, medical claims and our 401(k) employer match. In addition, SG&A increased due to investments in support of our technology initiatives.

The restructuring credit in the first six months of fiscal 2022 primarily related to a reduction in termination benefits resulting from adjustments to previously planned organizational changes and higher-than-expected retention rates. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

Our operating income rate increased in the second quarter and first six months of fiscal 2022, primarily driven by the favorability in gross profit rate described above and increased leverage from higher sales volume on our fixed expenses, which resulted in favorable SG&A rates.

International

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Revenue	$838	$782	$1,634	$1,429
Revenue % change	7.2%	9.4%	14.3%	3.9%
Comparable sales % change	5.0%	15.1%	15.0%	8.0%
Gross profit	$204	$186	$393	$330
Gross profit as a % of revenue	24.3%	23.8%	24.1%	23.1%
SG&A	$160	$142	$312	$298
SG&A as a % of revenue	19.1%	18.2%	19.1%	20.9%
Restructuring charges	$4	$-	$6	$-
Operating income	$40	$44	$75	$32
Operating income as a % of revenue	4.8%	5.6%	4.6%	2.2%

The increase in revenue in the second quarter of fiscal 2022 was primarily driven by the benefit of 1,070 basis points of favorable foreign currency exchange rate fluctuations and comparable sales growth of 5.0%. In the first six months of fiscal 2022, revenue increased primarily from comparable sales growth of 15.0% and the benefit of 1,040 basis points of favorable foreign currency exchange rate fluctuations. These increases were partially offset by lower revenue in Mexico in the second quarter and first six months of fiscal 2022 of $60 million and $129 million, respectively, as a result of our decision in the third quarter of fiscal 2021 to exit operations.

International segment stores open at the beginning and end of the second quarters of fiscal 2022 and fiscal 2021, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2022				Fiscal 2021
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Best Buy	130	-	(1)	129	131	-	-	131
Best Buy Mobile	33	-	-	33	41	-	(1)	40
Mexico
Best Buy	-	-	-	-	35	-	(1)	34
Best Buy Express	-	-	-	-	14	-	-	14
Total	163	-	(1)	162	221	-	(2)	219

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Computing and Mobile Phones	44%	49%	(1.6)%	31.0%
Consumer Electronics	30%	27%	11.8%	(4.7)%
Appliances	12%	12%	11.6%	13.4%
Entertainment	7%	6%	13.7%	44.5%
Services	5%	4%	2.2%	(11.1)%
Other	2%	2%	10.8%	12.0%
Total	100%	100%	5.0%	15.1%

Similar to the Domestic segment, continued strong demand for technology products and services with a focus on the home, including working, learning, entertaining and cooking, contributed to our International segment’s comparable sales growth across most of our categories. Notable comparable sales changes were as follows:

•Computing and Mobile Phones: The 1.6% comparable sales decline was driven primarily by computing.

•Consumer Electronics: The 11.8% comparable sales gain was driven primarily by home theater.

•Appliances: The 11.6% comparable sales gain was primarily driven by large appliances.

•Entertainment: The 13.7% comparable sales gain was driven primarily by gaming, virtual reality and drones.

•Services: The 2.2% comparable sales gain was primarily due to our repair and warranty services.

Our gross profit rate increased in the second quarter and first six months of fiscal 2022, primarily driven by sales mixing out of Mexico, which had a lower gross profit rate than Canada.

Our SG&A increased in the second quarter of fiscal 2022, primarily due to the unfavorable impact of foreign currency exchange rates and increased store payroll and incentive compensation expenses in Canada, partially offset by lower expenses in Mexico as a result of our decision to exit operations there.

Our SG&A increased in the first six months of fiscal 2022, primarily due to the unfavorable impact of foreign currency exchange rates and increased incentive compensation expense in Canada, partially offset by lower expenses in Mexico as a result of our decision to exit operations there.

Restructuring charges in the second quarter and first six months of fiscal 2022 primarily related to our decision to exit operations in Mexico. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

Our operating income rate decreased in the second quarter of fiscal 2022, primarily due to the unfavorable SG&A rate and restructuring charges, partially offset by the favorability in gross profit rate described above.

Our operating income rate increased in the first six months of fiscal 2022, primarily due to the favorability in gross profit rate described above and increased leverage from higher sales volume on our fixed expenses, which resulted in a favorable SG&A rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating income	$797	$568	$1,566	$797
% of revenue	6.7%	5.7%	6.7%	4.3%
Intangible asset amortization(1)	20	20	40	40
Restructuring charges(2)	4	-	(38)	1
Restructuring - inventory markdowns(3)	-	-	(6)	-
Non-GAAP operating income	$821	$588	$1,562	$838
% of revenue	6.9%	5.9%	6.7%	4.5%

Effective tax rate	8.0%	22.9%	15.1%	24.2%
Intangible asset amortization(1)	0.4%	0.1%	0.3%	-%
Restructuring charges(2)	-%	-%	(0.3)%	-%
Non-GAAP effective tax rate	8.4%	23.0%	15.1%	24.2%

Diluted EPS	$2.90	$1.65	$5.22	$2.26
Intangible asset amortization(1)	0.08	0.08	0.16	0.16
Restructuring charges(2)	0.02	-	(0.15)	-
Restructuring - inventory markdowns(3)	-	-	(0.02)	-
Income tax impact of non-GAAP adjustments(4)	(0.02)	(0.02)	-	(0.04)
Non-GAAP diluted EPS	$2.98	$1.71	$5.21	$2.38

(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology.

(2)Represents adjustments to previously planned organizational changes and higher-than-expected retention rates in the Domestic segment and charges and subsequent adjustments associated with the decision to exit operations in Mexico in the International segment for the periods ended July 31, 2021. Represents charges associated with U.S. retail operating model changes for the periods ended August 1, 2020.

(3)Represents inventory markdown adjustments recorded within cost of sales associated with the decision to exit operations in Mexico.

(4)The non-GAAP adjustments primarily relate to the U.S. and Mexico. As such, the income tax charge is calculated using the statutory tax rate of 24.5% for all U.S. non-GAAP items for all periods presented. There is no income tax charge for the Mexico non-GAAP items, as there was no tax benefit recognized on these expenses in the calculation of GAAP income tax expense.

Our non-GAAP operating income rate increased in the second quarter and first six months of fiscal 2022, primarily driven by higher gross profit rates due to favorable product margin rates and rate improvement from supply chain costs, and increased leverage from higher sales volume on our fixed expenses, which resulted in favorable SG&A rates.

Our non-GAAP effective tax rate decreased in the second quarter and first six months of fiscal 2022, primarily due to the resolution of certain discrete tax matters. Refer to Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Our non-GAAP diluted EPS increased in the second quarter and first six months of fiscal 2022, primarily driven by the increase in non-GAAP operating income and the lower non-GAAP effective tax rate.

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

Cash and cash equivalents were as follows ($ in millions):

	July 31, 2021	January 30, 2021	August 1, 2020
Cash and cash equivalents	$4,340	$5,494	$5,305

The decreases in cash and cash equivalents from July 31, 2021, compared to January 30, 2021, and August 1, 2020, were primarily due to share repurchases, which were temporarily suspended from March to November 2020, partially offset by the excess of operating cash flows from higher earnings over capital spending and dividends.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	Six Months Ended
	July 31, 2021	August 1, 2020
Total cash provided by (used in):
Operating activities	$864	$3,788
Investing activities	(358)	(383)
Financing activities	(1,662)	(332)
Effect of exchange rate changes on cash	5	(6)
Increase (decrease) in cash, cash equivalents and restricted cash	$(1,151)	$3,067

Operating Activities

The decrease in cash provided by operating activities in the first half of fiscal 2022 was primarily due to changes in inventory, which saw a decrease in receipts in the prior-year period from measures taken in light of COVID-19 and an increase in receipts in the current-year period to match our inventory levels to increased demand. Changes in accounts payable also contributed to the decrease from favorable payment terms with vendors in the prior-year period. These decreases were partially offset by higher earnings in the current-year period.

Investing Activities

The decrease in cash used in investing activities in the first half of fiscal 2022 was primarily driven by an increase in sales of short-term investments.

Financing Activities

The increase in cash used in financing activities in the first half of fiscal 2022 was driven primarily by an increase in share repurchases. In fiscal 2021, we temporarily suspended share repurchases from March to November 2020. In addition, we increased the quarterly dividend rate from $0.55 to $0.70 in fiscal 2022.

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

In the first quarter of fiscal 2021, in light of the uncertainty surrounding the impact of COVID-19 and to maximize liquidity, we executed a short-term draw on the full amount of our Previous Facility on March 19, 2020, which remained outstanding until July 27, 2020, when the Previous Facility was repaid in full. There were no borrowings outstanding under the Five-Year Facility Agreement as of July 31, 2021, or the Previous Facility as of January 30, 2021, and August 1, 2020.

Our credit ratings and outlook as of August 27, 2021, are summarized below. On May 20, 2021, Standard & Poor’s upgraded its rating to BBB+ and confirmed its outlook of Stable. Moody’s rating and outlook remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to use for workers’ compensation and general liability insurance claims. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $134 million, $131 million and $117 million at July 31, 2021, January 30, 2021, and August 1, 2020, respectively. The increase from August 1, 2020, was primarily due to the timing of insurance premium payments.

Debt and Capital

As of July 31, 2021, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for additional information about our outstanding debt.

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

On February 16, 2021, our Board approved a new $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this new authorization. As of July 31, 2021, $3.8 billion of the $5.0 billion share repurchase authorization was available. On August 24, 2021, we announced our plan to repurchase more than $2.5 billion of shares in fiscal 2022.

Share repurchase and dividend activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Total cost of shares repurchased	$416	$-	$1,331	$56
Average price per share	$112.75	$-	$109.92	$86.30
Number of shares repurchased	3.7	-	12.1	0.6
Regular quarterly cash dividends per share	$0.70	$0.55	$1.40	$1.10
Cash dividends declared and paid	$175	$143	$350	$284

The total cost of shares repurchased increased in fiscal 2022, primarily due to the temporary suspension of all share repurchases from March to November of fiscal 2021 to conserve liquidity in light of COVID-19-related uncertainties. Cash dividends declared and paid increased in fiscal 2022 primarily due to an increase in the regular quarterly cash dividend per share.

Between the end of the second quarter of fiscal 2022 on July 31, 2021, and August 27, 2021, we repurchased an incremental 1.4 million shares of our common stock at a cost of $160 million.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained relatively unchanged at 1.2 as of July 31, 2021, and January 30, 2021, and 1.1 as of August 1, 2020.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months decreased to 0.5 as of July 31, 2021, compared to 0.8 as of January 30, 2021, and August 1, 2020, primarily due to higher earnings.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of July 31, 2021, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

As of July 31, 2021, we had $4.3 billion of cash and cash equivalents and $0.5 billion of fixed-rate debt that was swapped to floating rate, resulting in a net balance exposed to interest rate changes of $3.8 billion. As of July 31, 2021, a 50-basis point increase in short-term interest rates would have led to an estimated $19 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $19 million increase in net interest expense.

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

Foreign currency exchange rate fluctuations were primarily driven by the strength of the Canadian dollar compared to the U.S. dollar compared to the prior-year period, which had a positive overall impact on our revenue as these foreign currencies translated into more U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net favorable impact of $84 million and $149 million on our revenue in the second quarter and first six months of fiscal 2022, respectively. The impact of foreign exchange rate fluctuations on our net earnings for the second quarter and first six months of fiscal 2022 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 31, 2021, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 2, 2021 through May 29, 2021	81,787	$115.62	81,787	$4,194,000,000
May 30, 2021 through July 3, 2021	1,993,562	$113.70	1,993,562	$3,968,000,000
July 4, 2021 through July 31, 2021	1,604,914	$111.42	1,604,914	$3,789,000,000
Total	3,680,263	$112.75	3,680,263	$3,789,000,000

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)
*10.1	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) - Directors
10.2

Five Year Credit Agreement dated as of May 18, 2021, among the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on May 20, 2021).

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
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022, filed with the SEC on August 31, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets at July 31, 2021, January 30, 2021, and August 1, 2020, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended July 31, 2021, and August 1, 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 31, 2021, and August 1, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2021, and August 1, 2020, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended July 31, 2021, and August 1, 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2022, filed with the SEC on August 31, 2021, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: August 31, 2021	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: August 31, 2021	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: August 31, 2021	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer