Form 10-Q
period 2021-10-30
BEST BUY CO INC
filed 2021-12-03
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

The registrant had 240,560,898 shares of common stock outstanding as of December 1, 2021.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Current assets
Cash and cash equivalents	$3,465	$5,494	$5,136
Short-term investments	-	-	545
Receivables, net	1,016	1,061	1,028
Merchandise inventories	8,553	5,612	7,459
Other current assets	486	373	383
Total current assets	13,520	12,540	14,551
Property and equipment, net	2,256	2,260	2,265
Operating lease assets	2,688	2,612	2,692
Goodwill	986	986	986
Other assets	652	669	708
Total assets	$20,102	$19,067	$21,202

Liabilities and equity
Current liabilities
Accounts payable	$8,405	$6,979	$9,110
Unredeemed gift card liabilities	306	317	278
Deferred revenue	977	711	788
Accrued compensation and related expenses	703	725	446
Accrued liabilities	895	972	968
Short-term debt	-	110	-
Current portion of operating lease liabilities	645	693	685
Current portion of long-term debt	15	14	670
Total current liabilities	11,946	10,521	12,945
Long-term operating lease liabilities	2,102	2,012	2,117
Long-term debt	1,223	1,253	1,256
Long-term liabilities	553	694	798
Contingencies (Note 11)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 243.8 million, 256.9 million and 258.8 million shares, respectively	24	26	26
Additional paid-in capital	-	-	133
Retained earnings	3,917	4,233	3,659
Accumulated other comprehensive income	337	328	268
Total equity	4,278	4,587	4,086
Total liabilities and equity	$20,102	$19,067	$21,202

NOTE: The Consolidated Balance Sheet as of January 30, 2021, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

Three Months Ended			Nine Months Ended
October 30, 2021		October 31, 2020	October 30, 2021	October 31, 2020
Revenue	$11,910	$11,853	$35,396	$30,325
Cost of sales	9,108	9,058	27,069	23,295
Gross profit	2,802	2,795	8,327	7,030
Selling, general and administrative expenses	2,133	2,123	6,130	5,560
Restructuring charges	(1)	111	(39)	112
Operating income	670	561	2,236	1,358
Other income (expense):
Investment income and other	1	5	7	19
Interest expense	(7)	(11)	(19)	(43)
Earnings before income tax expense and equity in income of affiliates	664	555	2,224	1,334
Income tax expense	166	164	402	352
Equity in income of affiliates	1	-	6	-
Net earnings	$499	$391	$1,828	$982

Basic earnings per share	$2.02	$1.50	$7.31	$3.79
Diluted earnings per share	$2.00	$1.48	$7.23	$3.74

Weighted-average common shares outstanding:
Basic	246.4	259.8	249.9	259.3
Diluted	249.1	263.7	252.9	262.5

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net earnings	$499	$391	$1,828	$982
Foreign currency translation adjustments, net of tax	2	10	9	(25)
Cash flow hedges	-	2	-	(2)
Comprehensive income	$501	$403	$1,837	$955

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Nine Months Ended
	October 30, 2021	October 31, 2020
Operating activities
Net earnings	$1,828	$982
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	644	628
Restructuring charges	(39)	112
Stock-based compensation	105	107
Deferred income taxes	(16)	19
Other, net	3	10
Changes in operating assets and liabilities:
Receivables	43	106
Merchandise inventories	(2,924)	(2,300)
Other assets	(12)	(60)
Accounts payable	1,387	3,824
Income taxes	(172)	121
Other liabilities	214	358
Total cash provided by operating activities	1,061	3,907

Investing activities
Additions to property and equipment	(548)	(534)
Purchases of investments	(221)	(620)
Sales of investments	64	-
Other, net	(2)	1
Total cash used in investing activities	(707)	(1,153)

Financing activities
Repurchase of common stock	(1,728)	(62)
Issuance of common stock	28	28
Dividends paid	(522)	(426)
Borrowings of debt	-	1,892
Repayments of debt	(123)	(1,261)
Other, net	(2)	(1)
Total cash provided by (used in) financing activities	(2,347)	170

Effect of exchange rate changes on cash and cash equivalents	6	(8)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,987)	2,916
Cash, cash equivalents and restricted cash at beginning of period	5,625	2,355
Cash, cash equivalents and restricted cash at end of period	$3,638	$5,271

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at July 31, 2021	247.3	$25	$-	$3,975	$335	$4,335
Net earnings, three months ended October 30, 2021	-	-	-	499	-	499
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	2	2
Stock-based compensation	-	-	34	-	-	34
Issuance of common stock	0.2	-	6	-	-	6
Common stock dividends, $0.70 per share	-	-	3	(175)	-	(172)
Repurchase of common stock	(3.7)	(1)	(43)	(382)	-	(426)
Balances at October 30, 2021	243.8	$24	$-	$3,917	$337	$4,278

Balances at January 30, 2021	256.9	$26	$-	$4,233	$328	$4,587
Net earnings, nine months ended October 30, 2021	-	-	-	1,828	-	1,828
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	9	9
Stock-based compensation	-	-	105	-	-	105
Issuance of common stock	2.7	-	28	-	-	28
Common stock dividends, $2.10 per share	-	-	11	(533)	-	(522)
Repurchase of common stock	(15.8)	(2)	(144)	(1,611)	-	(1,757)
Balances at October 30, 2021	243.8	$24	$-	$3,917	$337	$4,278

Balances at August 1, 2020	258.8	$26	$83	$3,413	$256	$3,778
Net earnings, three months ended October 31, 2020	-	-	-	391	-	391
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	10	10
Cash flow hedges	-	-	-	-	2	2
Stock-based compensation	-	-	41	-	-	41
Issuance of common stock	-	-	6	-	-	6
Common stock dividends, $0.55 per share	-	-	3	(145)	-	(142)
Balances at October 31, 2020	258.8	$26	$133	$3,659	$268	$4,086

Balances at February 1, 2020	256.5	$26	$-	$3,158	$295	$3,479
Net earnings, nine months ended October 31, 2020	-	-	-	982	-	982
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(25)	(25)
Cash flow hedges	-	-	-	-	(2)	(2)
Stock-based compensation	-	-	106	-	-	106
Issuance of common stock	2.9	-	28	-	-	28
Common stock dividends, $1.65 per share	-	-	7	(433)	-	(426)
Repurchase of common stock	(0.6)	-	(8)	(48)	-	(56)
Balances at October 31, 2020	258.8	$26	$133	$3,659	$268	$4,086

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

During the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico. All stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment is now comprised of operations in Canada. Refer to Note 2, Restructuring, for additional information.

In order to align our fiscal reporting periods and comply with statutory filing requirements, we consolidate the financial results of our Mexico operations on a one-month lag. Our policy is to accelerate recording the effect of events occurring in the lag period that significantly affect our condensed consolidated financial statements. No such events were identified for the reported periods.

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season in the U.S., Canada and Mexico. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. The first nine months of fiscal 2022 and fiscal 2021 included 39 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from October 30, 2021, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than the acquisitions described in Note 13, Subsequent Events, no such events were identified for the reported periods.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	October 30, 2021	January 30, 2021	October 31, 2020
Cash and cash equivalents	$3,465	$5,494	$5,136
Restricted cash included in Other current assets	173	131	135
Total cash, cash equivalents and restricted cash	$3,638	$5,625	$5,271

Amounts included in restricted cash are primarily restricted to use for workers’ compensation and general liability insurance claims, and product protection plans provided under our Best Buy TotaltechTM membership offering.

2. Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Mexico Exit and Strategic Realignment(1)	$(1)	$148	$(45)	$148
Fiscal 2020 U.S. Retail Operating Model Changes	-	(1)	-	-
Total	$(1)	$147	$(45)	$148

(1)Includes inventory markdowns recorded in Cost of sales on our Condensed Consolidated Statements of Earnings of ($6) million for the nine months ended October 30, 2021, and $36 million for the three and nine months ended October 31, 2020.

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

Charges incurred in our Domestic segment primarily related to actions taken to align our organizational structure in support of our strategy. During the nine months ended October 30, 2021, we recorded a $44 million credit primarily due to a reduction in expected termination benefits resulting from adjustments to previously planned organizational changes and higher-than-expected employee retention.

As we continue to evolve our Building the New Blue Strategy, it is possible that we will incur material future restructuring costs, but we are unable to forecast the timing and magnitude of such costs.

All charges incurred related to the exit from Mexico and strategic realignment described above were from continuing operations and were presented as follows ($ in millions):

	Statement of	Three Months Ended October 30, 2021			Nine Months Ended October 30, 2021
	Earnings Location	Domestic	International	Total	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$-	$-	$-	$(6)	$(6)
Asset impairments	Restructuring charges	-	(1)	(1)	-	6	6
Termination benefits	Restructuring charges	-	-	-	(44)	(1)	(45)
		$-	$(1)	$(1)	$(44)	$(1)	$(45)

	Statement of	Three and Nine Months Ended October 31, 2020
	Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$36	$36
Asset impairments	Restructuring charges	10	48	58
Termination benefits	Restructuring charges	36	18	54
		$46	$102	$148

	Statement of	Cumulative Amount as of October 30, 2021
	Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$17	$17
Asset impairments(1)	Restructuring charges	10	63	73
Termination benefits	Restructuring charges	79	19	98
Currency translation adjustment	Restructuring charges	-	39	39
Other(2)	Restructuring charges	-	5	5
		$89	$143	$232

(1)Remaining net carrying value approximates fair value and was immaterial as of October 30, 2021.

(2)Other charges are primarily comprised of contract termination costs.

Restructuring accrual activity related to the exit from Mexico and strategic realignment described above was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at February 1, 2020	$-	$-	$-
Charges	36	18	54
Cash payments	(7)	-	(7)
Balances at October 31, 2020	$29	$18	$47

Balances at January 30, 2021	$104	$20	$124
Cash payments	(54)	(17)	(71)
Adjustments(1)	(44)	(1)	(45)
Changes in foreign currency exchange rates	-	(1)	(1)
Balances at October 30, 2021	$6	$1	$7

(1)Represents adjustments to previously planned organizational changes in our Domestic segment and higher-than-expected employee retention in both our Domestic and International segments.

Fiscal 2020 U.S. Retail Operating Model Changes

In the second quarter of fiscal 2020, we made changes primarily related to our U.S. retail operating model to increase organization effectiveness and create a more seamless customer experience across all channels. All charges incurred were related to termination benefits within our Domestic segment and were presented within Restructuring charges from continuing operations on our Condensed Consolidated Statements of Earnings. As of October 30, 2021, the cumulative amount of charges incurred was $41 million and no material liability remains.

3. Goodwill and Intangible Assets

Goodwill

Balances related to goodwill remained unchanged as of October 30, 2021, January 30, 2021, and October 31, 2020, as follows ($ in millions):

	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,053	$(67)
International	608	(608)
Total	$1,661	$(675)

No impairment charges were recorded during the fiscal periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	October 30, 2021		January 30, 2021		October 31, 2020		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of October 30, 2021 (in years)
Customer relationships	$339	$165	$339	$124	$339	$111	6.5
Tradenames	81	34	81	24	81	20	4.3
Developed technology	56	36	56	27	56	24	1.9
Total	$476	$235	$476	$175	$476	$155	5.7

Amortization expense was as follows ($ in millions):

	Statement of	Three Months Ended		Nine Months Ended
	Earnings Location	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Amortization expense	SG&A	$20	$20	$60	$60

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2022	$20
Fiscal 2023	79
Fiscal 2024	54
Fiscal 2025	16
Fiscal 2026	16
Fiscal 2027	13
Thereafter	43

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	October 30, 2021	January 30, 2021	October 31, 2020
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$313	$1,575	$4,119
Time deposits(3)	Cash and cash equivalents	Level 2	625	865	84
Time deposits(3)	Short-term investments	Level 2	-	-	545
Time deposits(3)	Other current assets	Level 2	-	65	100
Interest rate swap derivative instruments(4)	Other current assets	Level 2	-	-	7
Interest rate swap derivative instruments(4)	Other assets	Level 2	58	91	95
Marketable securities that fund deferred compensation(5)	Other assets	Level 1	54	53	51

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	October 30, 2021		January 30, 2021		October 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,257	$1,208	$1,331	$1,241	$1,954	$1,902

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

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	October 30, 2021	January 30, 2021	October 31, 2020
Derivatives designated as net investment hedges	$125	$153	$68
Derivatives designated as interest rate swaps	500	500	1,150
No hedge designation (foreign exchange contracts)	106	51	81
Total	$731	$704	$1,299

Effects of our derivatives on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
	Statement of Earnings Location	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Interest rate swap contracts	Interest expense	$(21)	$(32)	$(33)	$13
Adjustments to carrying value of long-term debt	Interest expense	21	32	33	(13)
Total		$-	$-	$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

On May 18, 2021, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was originally scheduled to expire in April 2023, but was terminated on May 18, 2021. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of October 30, 2021, or the Previous Facility as of January 30, 2021, and October 31, 2020.

Bank Advance

In conjunction with a solar energy investment, we were advanced $110 million due October 31, 2021. The advance was recorded within Short-term debt on our Condensed Consolidated Balance Sheets as of January 30, 2021, and bore interest at 0.14%. This advance was repaid on October 29, 2021.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	October 30, 2021	January 30, 2021	October 31, 2020
2021 Notes	$-	$-	$650
2028 Notes	500	500	500
2030 Notes	650	650	650
Interest rate swap valuation adjustments	58	91	102
Subtotal	1,208	1,241	1,902
Debt discounts and issuance costs	(11)	(12)	(13)
Finance lease obligations	41	38	37
Total long-term debt	1,238	1,267	1,926
Less current portion	15	14	670
Total long-term debt, less current portion	$1,223	$1,253	$1,256

See Note 4, Fair Value Measurements, for the fair value of long-term debt.

7. Revenue

We generate substantially all of our revenue from contracts with customers for the sale of products and services. Contract balances primarily consist of receivables and liabilities related to product merchandise not yet delivered to customers, unredeemed gift cards, services not yet completed and options that provide a material right to customers, such as our customer loyalty programs. Contract balances were as follows ($ in millions):

	October 30, 2021	January 30, 2021	October 31, 2020
Receivables, net(1)	$638	$618	$625
Short-term contract liabilities included in:
Unredeemed gift card liabilities	306	317	278
Deferred revenue	977	711	788
Accrued liabilities	88	71	71

(1)Receivables are recorded net of allowances for doubtful accounts of $24 million, $32 million and $30 million as of October 30, 2021, January 30, 2021, and October 31, 2020, respectively.

During the first nine months of fiscal 2022 and fiscal 2021, $1,001 million and $792 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator
Net earnings	$499	$391	$1,828	$982
Denominator
Weighted-average common shares outstanding	246.4	259.8	249.9	259.3
Dilutive effect of stock compensation plan awards	2.7	3.9	3.0	3.2
Weighted-average common shares outstanding, assuming dilution	249.1	263.7	252.9	262.5

Basic earnings per share	$2.02	$1.50	$7.31	$3.79
Diluted earnings per share	$2.00	$1.48	$7.23	$3.74

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

Information regarding the shares we repurchased was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Total cost of shares repurchased	$426	$-	$1,757	$56
Average price per share	$115.94	$-	$111.33	$86.30
Number of shares repurchased	3.7	-	15.8	0.6

As of October 30, 2021, $3.4 billion of the $5.0 billion share repurchase authorization was available. Between the end of the third quarter of fiscal 2022 on October 30, 2021, and December 1, 2021, we repurchased an incremental 3.6 million shares of our common stock at a cost of $452 million.

10. Income Taxes

Unrecognized Tax Benefits

Our income tax returns are routinely examined by domestic and foreign tax authorities. During the second quarter of fiscal 2022, we reduced our unrecognized tax benefits by $101 million relating to multi-jurisdiction, multi-year non-cash benefits from the resolution of certain discrete tax matters, all of which resulted in a tax benefit in the second quarter.

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

12. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Revenue by reportable segment
Domestic	$10,985	$10,850	$32,837	$27,893
International	925	1,003	2,559	2,432
Total revenue	$11,910	$11,853	$35,396	$30,325
Revenue by product category
Domestic:
Computing and Mobile Phones	$4,901	$5,059	$14,460	$13,130
Consumer Electronics	3,346	3,197	9,964	8,090
Appliances	1,628	1,478	4,864	3,703
Entertainment	527	509	1,755	1,430
Services	541	578	1,667	1,461
Other	42	29	127	79
Total Domestic revenue	$10,985	$10,850	$32,837	$27,893
International:
Computing and Mobile Phones	$462	$531	$1,230	$1,211
Consumer Electronics	253	265	720	663
Appliances	87	93	260	243
Entertainment	54	50	176	156
Services	54	51	128	119
Other	15	13	45	40
Total International revenue	$925	$1,003	$2,559	$2,432

Operating income (loss) by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Domestic	$609	$612	$2,100	$1,377
International	61	(51)	136	(19)
Total operating income	670	561	2,236	1,358
Other income (expense):
Investment income and other	1	5	7	19
Interest expense	(7)	(11)	(19)	(43)
Earnings before income tax expense and equity in income of affiliates	$664	$555	$2,224	$1,334

Assets by reportable segment were as follows ($ in millions):

	October 30, 2021	January 30, 2021	October 31, 2020
Domestic	$18,518	$17,625	$19,525
International	1,584	1,442	1,677
Total assets	$20,102	$19,067	$21,202

13. Subsequent Events

On October 10, 2021, we signed a definitive agreement to acquire Current Health Ltd. (“Current Health”), a care-at-home technology platform that brings together remote patient monitoring, telehealth and patient engagement into a single solution for healthcare organizations, for approximately $400 million. The acquisition was completed on November 2, 2021, and will be included in our consolidated results beginning in the fourth quarter of fiscal 2022.

On October 18, 2021, we signed a definitive agreement to acquire Two Peaks, LLC d/b/a Yardbird Furniture (“Yardbird”), an outdoor furniture company, for approximately $85 million. The acquisition was completed on November 4, 2021, and will be included in our consolidated results beginning in the fourth quarter of fiscal 2022.

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

Overview

Our purpose is to enrich lives through technology. We do this by leveraging our unique combination of tech expertise and human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have two reportable segments: Domestic and International. The Domestic segment is comprised of operations, including our Best Buy Health business, in all states, districts and territories of the U.S. The International segment is comprised of all operations in Canada and Mexico. During the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico. All stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment is now comprised of operations in Canada. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill impairments, price-fixing settlements, gains and losses on investments, intangible asset amortization, certain acquisition-related transaction costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

Business Strategy Update

Throughout the third quarter of fiscal 2022, we provided customers multiple ways to interact with us depending on their needs, preference and comfort. Similar to the first half of fiscal 2022, customers migrated back into our stores to touch and feel products and to seek in-person expertise and service. At the same time, they continued to interact with us digitally at a significantly higher rate than before the pandemic. Online sales were 31% of Domestic revenue compared to 16% in the third quarter of fiscal 2020, growing by more than $2 billion during that time. During the third quarter, we reached our fastest small-product delivery times ever as same-day delivery was up 400% and we nearly doubled the percentage of products delivered within one day compared to last year.

Product availability continued to improve throughout the quarter. While we had areas of product constraints, we do not believe this materially limited our overall sales growth. We are proactively navigating supply chain challenges, including delays and higher costs, by making strategic sourcing and inventory decisions earlier in the year to set us up well heading into holiday, pulling up product flow, adjusting store assortment based on availability and acquiring additional, alternative transportation. In addition, we believe the deep, longstanding relationships we have with our transportation and logistics partners and our product vendors have been instrumental in helping us manage through the difficult supply chain environment.

We believe we have made the right investment decisions to position us as a leader in omnichannel retailing. We also believe there are even more opportunities ahead of us and that it is important to build on our position of strength to become even more customer-centric, digitally-focused and efficient.

During the quarter, we launched our new membership program, Best Buy TotaltechTM, nationally and online. Totaltech leverages our strengths across merchandising, fulfillment, installation, tech support and product repair and is designed to give our customers the confidence that whatever their technology needs are, we will be there to help. Members receive product discounts and priority access to certain in-demand products, free delivery and standard installation, free technical support, up to 24 months of product protection on most purchases with active membership and other benefits. The goal of Totaltech is to create a membership experience that customers will love, and in turn, to generate a higher customer lifetime value and drive a larger share of consumer electronics spending to Best Buy.

We also continued to conduct several store tests and pilots during the quarter to continue our omnichannel evolution in a way that provides equal focus on all the ways customers shop with us. At the same time, we are piloting and evolving our labor models to meet our customers’ changing shopping behaviors. That means leveraging technology in stores that do not have as much labor and developing a much more flexible workforce. This is a workforce that not only provides expert help across product categories both in-store and virtually, but also flexes into other activities like curbside fulfillment, and this approach also empowers employees with the flexibility to pick up shifts at other stores or at our distribution centers.

We continue to believe that we are fundamentally in a stronger position than we expected to be in just two years ago. We believe there has been a structural increase in the need for technology, and that we now serve a larger install base of consumer electronics with customers who have an elevated appetite to upgrade due to constant technology innovation and needs that reflect structural life changes, like hybrid work and streaming entertainment content. We believe our significant omnichannel assets, including our ability to inspire what is possible across the breadth of consumer electronics, as well as our ability to keep it all working together the way customers want, truly differentiate us going forward in this new landscape.

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

Consolidated Performance Summary

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Revenue	$11,910	$11,853	$35,396	$30,325
Revenue % change	0.5%	21.4%	16.7%	6.6%
Comparable sales % change	1.6%	23.0%	17.5%	8.1%
Gross profit	$2,802	$2,795	$8,327	$7,030
Gross profit as a % of revenue(1)	23.5%	23.6%	23.5%	23.2%
SG&A	$2,133	$2,123	$6,130	$5,560
SG&A as a % of revenue(1)	17.9%	17.9%	17.3%	18.3%
Restructuring charges	$(1)	$111	$(39)	$112
Operating income	$670	$561	$2,236	$1,358
Operating income as a % of revenue	5.6%	4.7%	6.3%	4.5%
Net earnings	$499	$391	$1,828	$982
Diluted earnings per share	$2.00	$1.48	$7.23	$3.74

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

In the third quarter and first nine months of fiscal 2022, we generated $11.9 billion and $35.4 billion in revenue, and our comparable sales grew 1.6% and 17.5%, respectively. We continued to experience demand for technology products and services, as consumers continued to leverage technology to meet their needs, and we provided solutions that help them work, learn, entertain, cook and connect at home. Our performance resulted in operating income rate increases of 0.9% and 1.8% during the third quarter and first nine months of fiscal 2022, respectively.

See the Segment Performance Summary below for discussion of our Domestic and International segments’ performance.

Income Tax Expense

Income tax expense remained relatively unchanged in the third quarter of fiscal 2022. Our effective tax rate (“ETR”) decreased to 25.1% in the third quarter of fiscal 2022 compared to 29.6% in the third quarter of fiscal 2021, primarily due to a decrease in losses for which tax benefits were not recognized.

Income tax expense increased in the first nine months of fiscal 2022, primarily due to an increase in pre-tax earnings, partially offset by the resolution of certain discrete tax matters which occurred during the second quarter of fiscal 2022. Our ETR decreased to 18.1% in the first nine months of fiscal 2022 compared to 26.4% in the first nine months of fiscal 2021, primarily due to the resolution of certain discrete tax matters which occurred during the second quarter of fiscal 2022, as well as a decrease in losses for which tax benefits were not recognized. Refer to Note 10, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

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

Segment Performance Summary

Domestic

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Revenue	$10,985	$10,850	$32,837	$27,893
Revenue % change	1.2%	21.0%	17.7%	6.2%
Comparable sales % change(1)	2.0%	22.6%	18.3%	7.5%
Gross profit	$2,571	$2,604	$7,703	$6,509
Gross profit as a % of revenue	23.4%	24.0%	23.5%	23.3%
SG&A	$1,962	$1,948	$5,647	$5,087
SG&A as a % of revenue	17.9%	18.0%	17.2%	18.2%
Restructuring charges	$-	$44	$(44)	$45
Operating income	$609	$612	$2,100	$1,377
Operating income as a % of revenue	5.5%	5.6%	6.4%	4.9%
Selected Online Revenue Data
Total online revenue	$3,436	$3,823	$10,518	$12,014
Online revenue as a % of total segment revenue	31.3%	35.2%	32.0%	43.1%
Comparable online sales % change(1)	(10.1)%	173.7%	(12.5)%	191.4%

(1)Online sales are included in the comparable sales calculation.

The increase in revenue in the third quarter and first nine months of fiscal 2022 was primarily driven by comparable sales growth across most of our product categories, partially offset by the loss of revenue from permanent store closures in the past year. Online revenue of $3.4 billion and $10.5 billion in the third quarter and first nine months of fiscal 2022 decreased 10.1% and 12.5%, respectively, on a comparable basis, primarily due to channel shifts in customer shopping behavior as a result of the COVID-19 pandemic.

Domestic segment stores open at the beginning and end of the third quarters of fiscal 2022 and fiscal 2021, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2022				Fiscal 2021
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	947	-	(9)	938	970	-	(14)	956
Outlet Centers	15	1	-	16	14	-	-	14
Pacific Sales	21	-	-	21	21	-	-	21
Total	983	1	(9)	975	1,005	-	(14)	991

We continuously monitor store performance. As we approach the expiration date of our leases, we evaluate various options for each location, including whether a store should remain open.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Computing and Mobile Phones	45%	47%	(2.4)%	21.5%
Consumer Electronics	30%	29%	5.5%	21.1%
Appliances	15%	14%	10.9%	39.3%
Entertainment	5%	5%	4.1%	17.5%
Services	5%	5%	(5.6)%	12.7%
Total	100%	100%	2.0%	22.6%

Notable comparable sales changes were as follows:

•Computing and Mobile Phones: The 2.4% comparable sales decline was driven primarily by computing, networking and tablets, partially offset by a comparable sales gain in mobile phones.

•Consumer Electronics: The 5.5% comparable sales gain was driven primarily by home theater, headphones and portable speakers and health and fitness.

•Appliances: The 10.9% comparable sales gain was driven primarily by large appliances.

•Entertainment: The 4.1% comparable sales gain was driven primarily by gaming.

•Services: The 5.6% comparable sales decline was driven primarily by the launch of our Totaltech membership offering that includes benefits that were previously stand-alone revenue-generating services, such as warranty and installation.

Our gross profit rate decreased in the third quarter of fiscal 2022, primarily driven by lower product margin rates due to lapping low levels of promotions, product damages and product returns last year, as well as increased inventory shrink primarily due to theft. Our gross profit rate also decreased from lower services margin rates, which included rate pressure associated with our Totaltech membership offering that includes incremental customer benefits, and associated costs, compared to our previous Total Tech Support offer. These decreases were partially offset by higher profit-sharing revenue from our private label and co-branded credit card arrangement.

Our gross profit rate increased in the first nine months of fiscal 2022, primarily driven by product margin rate improvement from supply chain costs resulting from a lower mix of online revenue compared to the prior year, higher profit-sharing revenue from our private label and co-branded credit card arrangement and favorability from reduced promotions. These increases were partially offset by lower services margin rates.

Our SG&A increased in the third quarter of fiscal 2022, primarily due to higher advertising expenses and increased technology investments, which were partially offset by lapping last year’s $40 million donation to the Best Buy Foundation and lower incentive compensation.

Our SG&A increased in the first nine months of fiscal 2022, primarily due to higher short-term incentive compensation, technology investments, advertising expenses and store payroll expenses, which included $81 million of employee retention credits in the prior year period as a result of the Federal Coronavirus Aid, Relief and Economic Security Act. This was partially offset by lapping last year’s $40 million donation to the Best Buy Foundation.

The restructuring charges in the third quarter and first nine months of fiscal 2021 primarily related to termination benefits associated with actions taken to more broadly align our corporate organizational structure in support of our strategy. The restructuring credit in the first nine months of fiscal 2022 primarily related to subsequent adjustments to termination benefits resulting from changes in our previously planned organizational changes and higher-than-expected retention rates. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

Our operating income rate decreased in the third quarter of fiscal 2022, primarily driven by the unfavorable gross profit rate described above, partially offset by lower restructuring charges and increased leverage from higher sales volume on our fixed expenses, which resulted in a favorable SG&A rate.

Our operating income rate increased in the first nine months of fiscal 2022, primarily driven by the favorability in gross profit rate described above and increased leverage from higher sales volume on our fixed expenses, which resulted in a favorable SG&A rate.

International

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Revenue	$925	$1,003	$2,559	$2,432
Revenue % change	(7.8)%	25.4%	5.2%	11.8%
Comparable sales % change	(3.0)%	27.3%	7.7%	15.1%
Gross profit	$231	$191	$624	$521
Gross profit as a % of revenue	25.0%	19.0%	24.4%	21.4%
SG&A	$171	$175	$483	$473
SG&A as a % of revenue	18.5%	17.4%	18.9%	19.4%
Restructuring charges	$(1)	$67	$5	$67
Operating income (loss)	$61	$(51)	$136	$(19)
Operating income (loss) as a % of revenue	6.6%	(5.1)%	5.3%	(0.8)%

The decrease in revenue in the third quarter of fiscal 2022 was primarily driven by lower revenue in Mexico as a result of our decision in the third quarter of fiscal 2021 to exit operations and a comparable sales decline of 3.0% in Canada. These decreases were partially offset by the benefit of approximately 4.5% of favorable foreign currency exchange rates.

The increase in revenue in the first nine months of fiscal 2022 was primarily driven by the benefit of approximately 8.0% of favorable foreign currency exchange rates and comparable sales growth of 7.7%. These increases were partially offset by lower revenue in Mexico as a result of our decision in the third quarter of fiscal 2021 to exit operations.

International segment stores open at the beginning and end of the third quarters of fiscal 2022 and fiscal 2021, excluding stores that were temporarily closed as a result of COVID-19, were as follows:

	Fiscal 2022				Fiscal 2021
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Best Buy	129	-	-	129	131	-	-	131
Best Buy Mobile	33	-	-	33	40	-	(3)	37
Mexico
Best Buy	-	-	-	-	34	-	(3)	31
Best Buy Express	-	-	-	-	14	-	-	14
Total	162	-	-	162	219	-	(6)	213

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Computing and Mobile Phones	50%	53%	(6.7)%	35.7%
Consumer Electronics	27%	27%	(0.8)%	13.3%
Appliances	9%	9%	(1.8)%	40.1%
Entertainment	6%	5%	15.0%	35.6%
Services	6%	5%	(2.2)%	4.3%
Other	2%	1%	17.0%	22.0%
Total	100%	100%	(3.0)%	27.3%

Notable comparable sales changes were as follows:

•Computing and Mobile Phones: The 6.7% comparable sales decline was driven primarily by computing.

•Consumer Electronics: The 0.8% comparable sales decline was driven primarily by digital imaging and headphones and portable speakers.

•Appliances: The 1.8% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 15.0% comparable sales gain was driven primarily by gaming and virtual reality.

•Services: The 2.2% comparable sales decline was driven primarily by our repair services.

The increases in our gross profit rate in the third quarter and first nine months of fiscal 2022 were primarily driven by improved product margin rates in Canada and sales mixing out of Mexico, which had a lower gross profit rate than Canada. The increases were also driven by $36 million of inventory markdowns incurred in the prior year associated with our decision to exit operations in Mexico.

Our SG&A decreased in the third quarter of fiscal 2022, primarily due to lower expenses in Mexico as a result of our decision to exit operations, partially offset by the unfavorable impact of foreign currency exchange rates and increased store payroll expense in Canada.

Our SG&A increased in the first nine months of fiscal 2022, primarily due to the unfavorable impact of foreign currency exchange rates and increased incentive compensation and store payroll expense in Canada, partially offset by lower expenses in Mexico as a result of our decision to exit operations.

The restructuring charges for all periods presented primarily related to our decision to exit operations in Mexico. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

Our operating income rate increased in the third quarter of fiscal 2022, primarily due to lower restructuring charges and the favorability in gross profit rate described above.

Our operating income rate increased in the first nine months of fiscal 2022, primarily due to the favorability in gross profit rate described above, lower restructuring charges and increased leverage from higher sales volume on our fixed expenses, which resulted in a favorable SG&A rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating income	$670	$561	$2,236	$1,358
% of revenue	5.6%	4.7%	6.3%	4.5%
Intangible asset amortization(1)	20	20	60	60
Acquisition-related transaction costs(1)	5	-	5	-
Restructuring charges(2)	(1)	111	(39)	112
Restructuring - inventory markdowns(3)	-	36	(6)	36
Non-GAAP operating income	$694	$728	$2,256	$1,566
% of revenue	5.8%	6.1%	6.4%	5.2%

Effective tax rate	25.1%	29.6%	18.1%	26.4%
Intangible asset amortization(1)	(0.1)%	(1.5)%	0.1%	(1.1)%
Restructuring charges(2)	-%	(3.2)%	(0.1)%	(0.8)%
Non-GAAP effective tax rate	25.0%	24.9%	18.1%	24.5%

Diluted EPS	$2.00	$1.48	$7.23	$3.74
Intangible asset amortization(1)	0.08	0.08	0.24	0.23
Acquisition-related transaction costs(1)	0.02	-	0.02	-
Restructuring charges(2)	-	0.42	(0.15)	0.43
Restructuring - inventory markdowns(3)	-	0.14	(0.03)	0.13
Income tax impact of non-GAAP adjustments(4)	(0.02)	(0.06)	(0.02)	(0.10)
Non-GAAP diluted EPS	$2.08	$2.06	$7.29	$4.43

(1)Represents charges associated with acquisitions, including: (1) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and developed technology; and (2) acquisition-related transaction and due diligence costs, primarily comprised of professional fees.

(2)Represents charges and subsequent adjustments related to actions taken in the Domestic segment to better align the company’s organizational structure with its strategic focus and the decision to exit operations in Mexico in the International segment.

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

Our non-GAAP operating income rate decreased in the third quarter of fiscal 2022, primarily driven by a lower gross profit rate in our Domestic segment.

Our non-GAAP operating income rate increased in the first nine months of fiscal 2022, primarily driven by a higher gross profit rate due to favorable supply chain costs resulting from a lower mix of online revenue compared to the prior year, and increased leverage from higher sales volume on our fixed expenses, which resulted in a favorable SG&A rate.

Our non-GAAP effective tax rate remained relatively unchanged in the third quarter of fiscal 2022. Our non-GAAP effective tax rate decreased in the first nine months of fiscal 2022, primarily due to the resolution of certain discrete tax matters which occurred during the second quarter of fiscal 2022. Refer to Note 10, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, for additional information.

Our non-GAAP diluted EPS increased in the third quarter of fiscal 2022, primarily driven by lower diluted weighted-average common shares outstanding from share purchases.

Our non-GAAP diluted EPS increased in the first nine months of fiscal 2022, primarily driven by the increase in non-GAAP operating income, the lower non-GAAP effective tax rate and lower diluted weighted-average common shares outstanding from share purchases.

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

Cash, cash equivalents and short-term investments were as follows ($ in millions):

	October 30, 2021	January 30, 2021	October 31, 2020
Cash and cash equivalents	$3,465	$5,494	$5,136
Short-term investments	-	-	545
Total cash, cash equivalents and short-term investments	$3,465	$5,494	$5,681

The decrease in cash and cash equivalents from January 30, 2021, was primarily due to increases in share repurchases, capital expenditures and dividend payments. This was partially offset by positive cash flows from operations, primarily driven by earnings.

The decrease in cash, cash equivalents and short-term investments from October 31, 2020, was primarily due to increases in share repurchases, the repayment of our $650 million principal amount of notes due March 15, 2021, capital expenditures and dividend payments. This was partially offset by positive cash flows from operations, primarily driven by earnings.

Cash Flows

Cash flows from total operations were as follows ($ in millions):

	Nine Months Ended
	October 30, 2021	October 31, 2020
Total cash provided by (used in):
Operating activities	$1,061	$3,907
Investing activities	(707)	(1,153)
Financing activities	(2,347)	170
Effect of exchange rate changes on cash	6	(8)
Increase (decrease) in cash, cash equivalents and restricted cash	$(1,987)	$2,916

Operating Activities

The decrease in cash provided by operating activities in the first nine months of fiscal 2022 compared to the prior-year period was primarily due to the timing and volume of inventory purchases and payments, reflecting an earlier and more pronounced build of inventory for the holiday season in fiscal 2022, as we sought to manage supply chain challenges and sustained strong demand in most product categories. As a result, our inventory balance at the end of the third quarter of fiscal 2022 was materially higher than fiscal 2021, and a larger proportion of inventory purchases had been paid for by the end of the quarter. These decreases were partially offset by higher earnings in the current-year period.

Investing Activities

The decrease in cash used in investing activities in the first nine months of fiscal 2022 compared to the prior-year period was primarily driven by a decrease in purchases of short-term investments.

Financing Activities

The increase in cash used in financing activities in the first nine months of fiscal 2022 compared to the prior-year period was driven primarily by an increase in share repurchases, which were temporarily suspended from March to November of fiscal 2021. Fiscal 2021 also included the issuance of our $650 million principal amount of notes due October 1, 2030.

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

On May 18, 2021, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was originally scheduled to expire in April 2023, but was terminated on May 18, 2021. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of October 30, 2021, or the Previous Facility as of January 30, 2021, or October 31, 2020.

Our credit ratings and outlook as of December 1, 2021, are summarized below. On May 20, 2021, Standard & Poor’s upgraded its rating to BBB+ and confirmed its outlook of Stable. Moody’s rating and outlook remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to use for workers’ compensation and general liability insurance claims, and product protection plans provided under our Totaltech membership offering. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $173 million, $131 million and $135 million at October 30, 2021, January 30, 2021, and October 31, 2020, respectively. The increases from January 30, 2021, and October 31, 2020, were primarily due to the initial funding related to the national launch of our Totaltech membership offering in October 2021.

Debt and Capital

As of October 30, 2021, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for additional information about our outstanding debt.

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

On February 16, 2021, our Board approved a new $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this new authorization. As of October 30, 2021, $3.4 billion of the $5.0 billion share repurchase authorization was available. On August 24, 2021, we announced our plan to repurchase more than $2.5 billion of shares in fiscal 2022.

Share repurchase and dividend activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Total cost of shares repurchased	$426	$-	$1,757	$56
Average price per share	$115.94	$-	$111.33	$86.30
Number of shares repurchased	3.7	-	15.8	0.6
Regular quarterly cash dividend per share	$0.70	$0.55	$2.10	$1.65
Cash dividends declared and paid	$172	$142	$522	$426

The total cost of shares repurchased increased in fiscal 2022, primarily due to the temporary suspension of all share repurchases from March to November of fiscal 2021 to conserve liquidity in light of COVID-19-related uncertainties. Cash dividends declared and paid increased in fiscal 2022 primarily due to the increase in the regular quarterly cash dividend per share.

Between the end of the third quarter of fiscal 2022 on October 30, 2021, and December 1, 2021, we repurchased an incremental 3.6 million shares of our common stock at a cost of $452 million.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained relatively unchanged at 1.1 as of October 30, 2021, and October 31, 2020, and 1.2 as of January 30, 2021.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months decreased to 0.5 as of October 30, 2021, compared to 0.8 as of January 30, 2021, and 1.1 as of October 31, 2020, primarily due to higher earnings. The decrease from October 31, 2020, was also due to the retirement of our $650 million principal amount of notes due March 15, 2021, in December 2020.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of October 30, 2021, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2021. See our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2021.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as "anticipate," "assume," "believe," "estimate," "expect," "guidance," "intend," "outlook," "plan," "project" and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: the duration and scope of the COVID-19 pandemic and its resurgences and the impact on demand for our products and services; levels of consumer confidence; interruptions and other supply chain issues; any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S.; macroeconomic pressures in the markets in which we operate (including but not limited to the effects of COVID-19, increased levels of inventory loss due to organized crime, petty theft or otherwise, fluctuations in housing prices, energy markets and jobless rates); future outbreaks, catastrophic events, health crises and pandemics; susceptibility of our products to technological advancements, product life cycles and launches; conditions in the industries and categories in which we operate; changes in consumer preferences, spending and debt; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion strategies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our company transformation; our mix of products and services; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties); our reliance on our information technology systems; our dependence on internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including tax statutes and regulations); risks arising from our international activities; failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; and general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

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

As of October 30, 2021, we had $3.47 billion of cash and cash equivalents and $0.5 billion of fixed-rate debt that was swapped to floating rate, resulting in a net balance exposed to interest rate changes of $2.97 billion. As of October 30, 2021, a 50-basis point increase in short-term interest rates would have led to an estimated $15 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $15 million increase in net interest expense.

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

Foreign currency exchange rate fluctuations were primarily driven by the strength of the Canadian dollar compared to the U.S. dollar compared to the prior-year period, which had a positive overall impact on our revenue as these foreign currencies translated into more U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net favorable impact of $45 million and $194 million on our revenue in the third quarter and first nine months of fiscal 2022, respectively. The impact of foreign exchange rate fluctuations on our net earnings for the third quarter and first nine months of fiscal 2022 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 30, 2021, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended October 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1, 2021 through August 28, 2021	1,400,603	$114.28	1,400,603	$3,629,000,000
August 29, 2021 through October 2, 2021	-	$0.00	-	$3,629,000,000
October 3, 2021 through October 30, 2021	2,281,476	$116.96	2,281,476	$3,362,000,000
Total	3,682,079	$115.94	3,682,079	$3,362,000,000

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2022, filed with the SEC on December 3, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of October 30, 2021, January 30, 2021, and October 31, 2020, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended October 30, 2021, and October 31, 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 30, 2021, and October 31, 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 30, 2021, and October 31, 2020, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 30, 2021, and October 31, 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2022, filed with the SEC on December 3, 2021, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: December 3, 2021	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: December 3, 2021	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: December 3, 2021	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer