Form 10-K
period 2022-01-29
BEST BUY CO INC
filed 2022-03-18
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                             Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2021, was approximately 24.5 billion, computed by reference to the price of $112.35 per share, the price at which the common equity was last sold on July 30, 2021, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 16, 2022, the registrant had 225,227,756 shares of its common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to its 2022 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY STATEMENT PURSUANT TO THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “foresee,” “outlook,” “plan,” “project” and other words and terms of similar meaning. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause our future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

BEST BUY FISCAL 2022 FORM 10-K

PART I

Item 1. Business.

Unless the context otherwise requires, the terms “we,” “us” and “our” in this Annual Report on Form 10-K refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Description of Business

We were incorporated in the state of Minnesota in 1966. We are driven by our purpose to enrich lives through technology and our vision to personalize and humanize technology solutions for every stage of life. We accomplish this by leveraging our combination of technology and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have operations in the U.S. and Canada.

Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Health, CST, Current Health, Geek Squad, Lively, Magnolia, Pacific Kitchen and Home and Yardbird and the domain names bestbuy.com, currenthealth.com, lively.com and yardbird.com. All of our former stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment is now comprised of all operations in Canada under the brand names Best Buy, Best Buy Mobile and Geek Squad and the domain name bestbuy.ca.

In fiscal 2020, we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”) and the predictive healthcare technology business of BioSensics, LLC (“BioSensics”). In fiscal 2022, we acquired all of the outstanding shares of Current Health Ltd. (“Current Health”) and Two Peaks, LLC d/b/a Yardbird Furniture (“Yardbird”).

Operations

Our Domestic and International segments are managed by leadership teams responsible for all areas of the business. Both segments operate an omnichannel platform that allows customers to come to us online, visit our stores or invite us into their homes.

Development of merchandise and service offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising and labor deployment across all channels are centrally managed. In addition, support capabilities (for example, human resources, finance, information technology and real estate management) operate from our corporate headquarters. We also have field operations that support retail, services and in-home teams from our corporate headquarters and regional locations. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized. All stores generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics. While day-to-day operations of our stores is led by store management, more strategic decisions regarding, for example, store locations, format, category assortment and fulfillment strategy are addressed at a market or regional level.

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

•Consumer Electronics - digital imaging, health and fitness products, home theater, portable audio (including headphones and portable speakers) and smart home;

•Appliances - large appliances (including dishwashers, laundry, ovens and refrigerators) and small appliances (including blenders, coffee makers and vacuums);

•Entertainment - drones, gaming (including hardware, peripherals and software), movies, music, toys, virtual reality and other software;

•Services - consultation, delivery, design, health-related services, installation, memberships, repair, set-up, technical support and warranty-related services; and

•Other - other product offerings, including baby, food and beverage, luggage, outdoor living and sporting goods.

Distribution

Customers within our Domestic and International segments who purchase product online have the choice to pick up product at a Best Buy store (including curbside pick-up at most stores), at an alternative pick-up location or take delivery direct to their homes. Our ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise is shipped directly from manufacturers to our distribution centers.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2022, our 20 largest suppliers accounted for approximately 79% of the merchandise we purchased, with 5 suppliers – Apple, Samsung, HP, LG and Sony – representing approximately 56% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or that secure any of the key terms of our arrangements.

We carefully monitor and manage our inventory levels in an effort to match quantities on hand with consumer demand as closely as possible. Key elements to our inventory management process include the following: continuous monitoring of consumer demand, continuous monitoring and adjustment of inventory receipt levels and pricing, agreements with vendors relating to reimbursement for the cost of markdowns or sales incentives and agreements with vendors relating to return privileges for certain products.

We also have a global sourcing operation to design, develop, test and contract-manufacture our exclusive brands products.

Store Development

We had 1,144 stores at the end of fiscal 2022 throughout our Domestic and International segments. Our stores are a vital component of our omnichannel strategy, and we believe they are an important competitive advantage. We also have vendor store-within-a-store concepts to allow closer vendor partnerships and a higher quality customer experience. We continuously look for opportunities to optimize our store space, renegotiate leases and selectively open or close locations to support our operations.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and tradenames, including, but not limited to, Best Buy, Best Buy Ads, Best Buy Essentials, Best Buy Health, Best Buy Mobile, Best Buy Totaltech, CST, Current Health, Dynex, Geek Squad, Insignia, Jitterbug, Lively, Magnolia, Modal, My Best Buy, Pacific Kitchen and Home, Pacific Sales, Platinum, Rocketfish, Yardbird and our Yellow Tag logo.

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

Working Capital

We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs, for general corporate purposes, investments and growth opportunities. Our working capital needs typically increase in the months leading up to the holiday shopping season as we purchase inventory in advance of expected sales.

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

Environmental and Social

As we pursue our purpose to enrich lives through technology, we are committed to having a positive impact on the world, the environment and the communities in which we operate through interactions with all of our stakeholders, including our customers, employees, vendor partners and shareholders.

The Nominating, Corporate Governance and Public Policy Committee of our Board of Directors (“Board”) advises and counsels management regarding the effectiveness and risks of our environmental, social and governance strategy, programs and initiatives, including environmental goals and progress, social responsibility programs and initiatives and public policy positions and advocacy.

Environmental

We are committed to meaningfully reducing our impact on the environment and helping our customers do the same. In fiscal 2022, we invested in two additional solar projects, bringing our total to four. These investments, which are paired with Renewable Energy Credits, will contribute to our efforts to become carbon neutral in our U.S. retail stores.

We intend to reduce the use of natural resources in our operations as demonstrated by the following goals, which we believe can be managed within our normal operating budget without significant incremental spend:

•Reduce carbon emissions 75% by 2030 (over a 2009 baseline) and become carbon neutral by 2040. We plan to achieve this goal by investing in energy efficiency improvements, deploying small-scale onsite and utility-scale renewable energy systems, electrifying our fleet and neutralizing residual emissions.

•Reduce water consumption 15% by 2025 (over a 2019 baseline). We plan to achieve this goal by aligning with the United Nation’s Sustainable Development Goal 6, taking steps to support the ongoing protection of watersheds and identifying actions that lessen our dependence on water.

•Achieve zero-waste certification at additional distribution center locations. To continue reducing our impact on the environment, we are working toward building a more sustainable supply chain and expanding our Total Resource Use and Efficiency zero-waste certification efforts across our warehousing operations.

•Reduce single-use plastic bags and transition to sustainable alternatives.

We aim to help our customers reduce their impact on the environment as well. Through the sale of ENERGY STAR® products, we expect to help our customers reduce carbon emissions 20% by 2030 (over a 2017 baseline), which we estimate will save them at least $5 billion on utility bills.

We support the circular economy by keeping consumer products in use for as long as possible through our repair and trade-in services, and lastly, we put materials back into the manufacturing process when products reach the end of their lives through our electronics and appliance recycling program. We have collected more than 2.5 billion pounds of electronics and appliances for recycling since 2009, including more than 192 million pounds in 2021. We remain committed to maintaining this program to collect even more in the years ahead.

Social

Human Rights and Responsible Sourcing

We are committed to respecting and advancing human rights through our alignment with the United Nations Guiding Principles on Business and Human Rights. Further, across all the products and services we procure, we seek to enhance our partnership with suppliers and create value for all stakeholders through our Responsible Sourcing Program. We are active members of the Responsible Business Alliance, which allows us to partner with many of the brands we sell, including Apple, Intel, Microsoft and Samsung. Collectively, we embrace a common Supplier Code of Conduct and audit methodology that seeks to improve working and environmental conditions in the supply chain.

Community Impact

We are working to build brighter futures for teens from disinvested communities. Through a network of 47 Best Buy Teen Tech Center® locations (with a goal of expanding to 100 locations by 2025) and our suite of supporting programs, we are helping prepare teens for careers of the future by providing access to:

•cutting-edge technology and related training;

•post-secondary guidance for college prep and technical training programs;

•mentors who inspire new passions and possibilities;

•social and emotional support, including mental health resources; and

•paid internship and career exploration opportunities that put learning into practice.

Human Capital Management

We believe in the power of our people. Our culture is built on the belief that engaged and committed employees – supported by opportunities to learn, grow, innovate and explore – can lead to extraordinary outcomes. At the end of fiscal 2022, we employed approximately 105,000 employees in the U.S. and Canada, comprised of approximately 55% full-time employees, 35% part-time employees and 10% seasonal/occasional employees.

Diversity, Equity and Inclusion

We are creating a more inclusive future, both inside our company and in our communities. In fiscal 2021, we set employee diversity goals to be attained by 2025, and we are pleased to report the following progress in fiscal 2022:

•filled 37% of new, salaried corporate positions with Black, Indigenous and People of Color (“BIPOC”) employees, compared to our goal to fill one of three positions; and

•filled 26% of new, salaried field positions with female employees, compared to our goal to fill one of three positions.

In fiscal 2022, we made a significant commitment to supplier diversity. We plan to spend at least $1.2 billion with BIPOC and diverse businesses by 2025, with a focus on funding and supporting partner organizations that are empowering BIPOC leaders in the tech industry. In addition, we are investing up to $10 million with Brown Venture Group, a venture capital firm that focuses exclusively on Black, Latinx and Indigenous technology startups in emerging technologies.

For our communities, we plan to spend $44 million by 2025 to expand college preparation and career opportunities for BIPOC students, including adding scholarships for Historically Black Colleges and University students and increasing scholarship funding for Best Buy Teen Tech Center youth.

The Compensation and Human Resources Committee of our Board supports the development of an inclusive and diverse culture through oversight of our human resources policies and program. The Nominating, Corporate Governance and Public Policy Committee of our Board recommends criteria for the selection of individuals to be considered as candidates for election to the board, which includes diversity considerations.

Training and Development

Personal growth is at the heart of our people strategy and we believe investing in training, upskilling and reskilling programs will produce long-lasting benefits to the organization by creating a more productive, engaged and adaptable workforce. In fiscal 2022, each of our U.S. employees spent an average of at least 50 hours on training and development.

We made the following enhancements to our training and development program in fiscal 2022:

•implemented training content from LinkedIn Learning to augment the trainings specifically created for Best Buy employees;

•moved to emphasize the importance of skills and abilities, rather than just education and experience, when making hiring decisions, which we believe drives a more inclusive and growth-oriented culture;

•identified an artificial intelligence platform to proactively plan for future workforce roles, creating new learning and career paths; and

•piloted a high potential leadership development program and will begin to scale that program across the company.

Employee Benefits

We strive to help our employees live happy, healthy and productive lives that balances work and home. Our benefits aim to support employees’ overall well-being and we expanded them in several areas in fiscal 2022, including:

•maternity leave benefits that offer qualifying employees up to 10 weeks at 100% pay;

•caregiver support benefits that enable employees to receive personalized help in a time of great need through Wellthy, a caregiver support program, which helps employees with emergency housing, healthcare, substance abuse, complex eldercare issues and many other moments of crisis; and

•creation of the HOPE Fund – Helping Our People in Emergencies – in equal partnership with the Richard M. Schultze Family Foundation to provide employees in hardship situations an opportunity to receive up to $2,500 in financial assistance.

Additionally, we continued our focus on:

•enhanced pandemic-related benefits, including free-of-charge vaccination clinics and other vaccination incentives; pay support for those required to quarantine or isolate consistent with public-health guidance; coverage of COVID-19-related health care expenses; expanded caregiver leave; additional support for backup childcare; tutoring reimbursement and access to physical and mental health virtual visits;

•mental health, including our commitment to raise awareness about mental health, equipping employees with training to notice issues in themselves or others, and then find help; and

•tuition assistance, including the expansion of our partnership schools giving eligible employees the opportunity to earn a degree with no out-of-pocket costs.

The Compensation and Human Resources Committee of our Board oversees risks related to our human capital management through its regular review of our practices, policies and programs, which includes overall employee wellness and engagement in these areas, employee benefit plan compliance, leadership succession planning and wage, retention and hiring programs.

Health and Safety

The safety of our employees and customers continues to be a top priority. As the COVID-19 pandemic continues to evolve, our health-and-safety protocols also evolve, informed by CDC guidance, local requirements and enhanced scientific knowledge concerning COVID-19 and the impact of variants of concern. We have offered, and continue to evaluate, enhanced employee benefits throughout the pandemic as further described above within the Employee Benefits section.

For more information on environmental and social matters, as well as human capital management, please see Best Buy’s Fiscal 2022 Environmental, Social and Governance Report, including a Task Force for Climate Related Financial Disclosures index, expected to be published in June 2022, at corporate.bestbuy.com/sustainability. This website and the report are not part of this annual report and are not incorporated by reference herein.

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

We also make available, free of charge on our website, our Amended and Restated Articles of Incorporation, Amended and Restated By-laws, the Corporate Governance Principles of our Board and our Code of Business Ethics adopted by our Board, as well as the charters of all of our Board's committees: Audit Committee; Compensation and Human Resources Committee; Finance and Investment Policy Committee; and Nominating, Corporate Governance and Public Policy Committee. These documents are posted on our website at www.investors.bestbuy.com.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to Best Buy Co., Inc. Investor Relations Department at 7601 Penn Avenue South, Richfield, MN 55423-3645.

Item 1A. Risk Factors.

Described below are certain risks we believe apply to our business and the industry in which we operate. The risks are categorized using the following headings: external, strategic, operational, regulatory and legal, and financial and market. Each of the following risk factors should be carefully considered in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing and, consequently, the market value of our common stock and debt instruments. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

External Risks

The ongoing COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, and those risks may intensify or last for an extended period of time. Future pandemics may also introduce similar risks.

Risks Related to Sales and Customer Demand: At various times throughout the ongoing COVID-19 pandemic, the pandemic and the operational changes we have made have resulted in significant reductions in customer visits to, and spending at, our stores. The extent to which the pandemic continues to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic and its resurgences; the extent of the impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates, consumer discretionary spending and consumer confidence; actions governments take, including governments’ positions towards monetary and/or fiscal policy, including potential stimulus or the timing and nature of loosening of restrictions imposed in response to the pandemic and its resurgence; interruptions and other supply chain issues; actions businesses and individuals take in their ongoing responses to the pandemic; and our ability to successfully navigate those impacts. During the pandemic, consumer spending on consumer electronics has generally been higher than pre-pandemic levels. After the pandemic, consumers might shift their spending back towards categories or industries that were affected by the pandemic and away from consumer electronic categories. In addition, the pandemic has caused some products and services to be in high demand, and we may not be able to meet this demand in all of our categories due to product shortages or decisions by our vendors to allocate products to certain customers due to the circumstances resulting from the pandemic, and our vendors may increase prices, each of which may adversely impact our revenue and profitability. The pandemic has negatively impacted, and may continue to negatively impact, our products and services that historically have been more likely to be purchased in a physical store than online.

Risks Related to Operations: The pandemic forced us to make a number of operational changes. Although we continue to offer a contactless, curbside model for those who prefer to shop that way, we could be required to return to a curbside-only model or close stores due to the current or future resurgence of the pandemic (including the potential emergence of new and more transmissible variants, such as the Delta and Omicron variants). Our ability to continue to sell our products and services is highly dependent on our ability to maintain the safety of our customers and those employees who are needed to work at our stores and distribution facilities. Failure to maintain the recommended or required safety standards as defined by the CDC, federal and state Occupational Safety and Health agencies and local governments could also result in an increased risk of regulatory action or civil litigation. The ability of our employees to work may continue to be significantly impacted by individuals contracting or being exposed to COVID-19 and its resurgences and by the availability and efficacy of vaccinations, particularly against new variants of COVID-19. While we are following the requirements of governmental authorities and taking preventative and protective measures to prioritize the safety of our customers and employees, these measures may not be successful, and we may be required to temporarily close distribution centers or stores from time to time, halt certain services or take other measures. Also, if our customers and employees do not perceive our response to be appropriate or adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future. Additionally, while we have continued to prioritize the health and safety of our employees and customers as we continue to operate during the pandemic, we may face an increased risk of litigation related to our operating environments. The pandemic may also cause increased cybersecurity risk, as cybercriminals attempt to capitalize from the disruption, including remote working arrangements. Preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities; increase costs as we prioritize health and safety matters for our employees and customers; cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value; or otherwise disrupt our business operations.

Risks Related to Profitability: To the extent the pandemic continues to cause fundamental shifts in the channels in which customers choose to engage us, our profitability may be adversely impacted. Facility costs such as rent, depreciation and property taxes are largely fixed, regardless of whether we are able to keep our stores open, and our online mix of products and services generally produces lower gross profit rates than in-store sales. We also tend to see lower online revenue for certain service offerings that have higher profitability rates. To the extent we are not able to maintain or increase the level of customer traffic in our stores or maintain or enable a more profitable mix of sales in our digital and online channels, our profitability may be materially negatively impacted. We have also incurred costs due to the operational changes we have made in response to the pandemic, and these costs have adversely impacted our profitability. As a result of disruptions to our supply chain, primarily due to mandatory shutdowns in locations where our products are manufactured and domestic labor shortages impacting the ports, our distribution centers and our product delivery services, we are experiencing, and may continue to experience, increased costs for shipping and transportation resources. If we are unable to manage these costs and supply chain disruptions, our profitability may be adversely impacted. Even after the pandemic subsides, we could experience a longer-term impact on our costs, for example, the need for enhanced health and hygiene and testing requirements to counteract the risk of future outbreaks. In the event of continued decreased store traffic, certain of our stores may not generate revenue sufficient to meet operating expenses, which could adversely affect the value of our owned and leased properties, potentially requiring us to record more significant non-cash impairment charges in future periods.

Risks Related to Our Debt and Global Financing Markets: We may find it necessary to increase our cash position and our debt in the future in response to further resurgences of COVID-19. In the event we are required to raise capital, our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings and our business and industry outlook. There is no guarantee that debt or equity financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations.

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

Real GDP growth, consumer confidence, the COVID-19 pandemic, inflation (including wage inflation), employment levels (including as a result of an increasingly tight job market), oil prices, interest rates, tax rates, availability of consumer financing, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumer demand for the products and services that we offer. In addition to general levels of inflation, we are also subject to risks of specific inflationary pressures on product prices due to, for example, high consumer demand, component shortages and supply chain disruption. We may be unable to increase our prices sufficiently to offset these pressures.

Geopolitical issues around the world and how our markets are positioned can also impact macroeconomic conditions and could have a material adverse impact on our financial results. For example, the ultimate impact of the conflict in Ukraine on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, consumer confidence and demand for our products and services. Russia is a significant global producer of both fuel and raw materials used in certain of the products we sell, including nickel, aluminum and copper. Disruptions in the markets for those inputs or other inputs produced by Russia, whether due to sanctions, market pressure not to purchase inputs from Russia or otherwise, could increase overall material costs for many of the products we sell. We cannot predict the extent or duration of sanctions in response to the conflict in Ukraine, nor can we predict the effects of legislative or other governmental actions or regulatory scrutiny of Russia, its allies or other countries with which Russia has significant trade or financial ties, including China. The conflict in Ukraine may also exacerbate geopolitical tensions globally. Similarly, further deterioration of relations between Taiwan and China, the resulting actions taken, the response of the international community and other factors affecting trade with China or political or economic conditions in Taiwan could disrupt the manufacturing of products or hardware components in the region, such as semiconductors and television panels sourced from Taiwan or the broader array of products sourced from China. One or more of these factors could have a material adverse effect on our supply chain, the cost of our products or our revenues and financial results.

Catastrophic events could adversely affect our operating results.

The risk or actual occurrence of various catastrophic events could have a material adverse effect on our financial performance. Such events may consist of, or be caused by, for example:

• natural disasters or extreme weather events, including those related to climate change;

• diseases or pandemics (including COVID-19) that have affected and may continue to affect our employees, customers or partners;

• floods, fires or other catastrophes affecting our properties, employees or customers; or

• terrorism, civil unrest, mass violence or violent acts, or other conflicts.

In recent years, we have observed an increase in the number and severity of certain catastrophic events in many of our markets. Such events can adversely affect our workforce and prevent employees and customers from reaching our stores and properties. They can also disrupt or disable portions of our supply chain, distribution network and third-party business operations that may impact our ability to procure goods or services required for business operations at the quantities and levels we require. Finally, such events can also affect our information technology systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders.

Three of our largest states by total sales are California, Texas and Florida, areas where natural disasters and extreme weather conditions have been, and could continue to be, more prevalent. Natural disasters and climate-related events in those states and other areas where our sales and operations are concentrated could result in significant physical damage to or closure of our stores, distribution centers or other facilities.

Further, external social activism, tension and violence resulting from external events impacting social justice and inequality, and our response to them, may adversely affect our employees, customers, properties and the communities in which we operate. Also, if our customers and employees do not perceive our response to be appropriate or adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future. As a consequence of these or other catastrophic events, we may endure interruption to our operations or losses of property, equipment or inventory, which could adversely affect our revenue and profitability.

Many of the products we sell are highly susceptible to technological advancement, product life cycle fluctuations and changes in consumer preferences.

We operate in a highly and increasingly dynamic industry sector fueled by constant technology innovation and disruption. This manifests itself in a variety of ways: the emergence of new products and categories, the often rapid maturation of categories, cannibalization of categories, changing price points and product replacement and upgrade cycles.

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

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high-quality services and assistance for our customers requires a highly-trained and engaged workforce. The turnover rate in the retail sector is relatively high and has increased during the pandemic, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include, for example, employee engagement, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. Failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

We operate in a competitive labor market and there is a risk that market increases in compensation and employer-provided benefits could have a material adverse effect on our profitability. We may also be subject to continued market pressure to increase employee hourly wage rates and increased cost pressure on employer-provided benefits. Our need to implement corresponding adjustments within our labor model and compensation and benefit packages could have a material adverse impact to the profitability of our business.

Our strategy to expand into new products, services, health and technologies brings new business, financial and regulatory risks.

As we introduce new products and services, using new technologies and applications, we may have limited experience in these newer markets and regulatory environments and our customers may not like our new value propositions. These offerings may present new and difficult technology and regulatory challenges, and we may be subject to claims if customers of these offerings experience service disruptions, failures or other issues.

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

The healthcare space in which we operate is highly regulated from a product safety and quality perspective, and its services and products, including parts or materials from suppliers, are subject to regulation by various government and regulatory agencies, including the U.S. Food and Drug Administration (“FDA”). In the European Union, a Medical Device Regulation was published in 2017 that will impose significant additional pre-market and post-market requirements on some of our offerings.

With our focus on healthcare, new products and services may frequently require regulatory approvals for market introduction. The number and diversity of regulatory bodies add complexity and may negatively impact time to market and implementation costs. Non-compliance with conditions imposed by regulatory authorities could result in product recalls, a temporary ban on products, stoppages at production facilities, remediation costs, fines or claims for damages. Product safety incidents or user concerns could trigger business reviews by the FDA or other regulatory agencies, which, if failed, could trigger these impacts.

In addition, the ongoing digitalization of Best Buy Health’s products and services, including our holding of personal health data and medical data, increases the importance of compliance with data privacy and similar laws. The services and systems used in certain instances subject us to privacy and information security requirements, such as the Health Insurance Portability and Accountability Act, and could expose us to customer data privacy and information security risks, as well as business or system interruption risks. Given our acquisition of Current Health Ltd., a care-at-home technology platform, we also are subject to the UK General Data Protection Regulation (“GDPR”) and other newly applicable regulatory frameworks. These and other related issues could have a material adverse impact on our financial results and reputation.

Our focus on services exposes us to certain risks that could have a material adverse impact on our revenue and profitability, as well as our reputation.

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

• increased pressure on margins as we roll out our Totaltech membership offering, which includes incremental customer benefits, and associated costs, compared to our previous Total Tech Support offer, and the risk that increased volumes will not fully compensate for lower margins, or for loss of revenue and profit from revenue streams that are now included as benefits;

• pressure on traditional labor models to meet the evolving landscape of offerings and customer needs;

• use of third-party services that do not meet our standards or comply with applicable labor and independent contractor regulations, leading to potential reputational damage and liability risk;

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

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2022, our 20 largest suppliers accounted for approximately 79% of the merchandise we purchased, with five suppliers – Apple, Samsung, HP, LG and Sony - representing approximately 56% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. Our profitability depends on our securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. While we believe we offer capabilities that these vendors value and depend upon to varying degrees, our vendors may be able to leverage their competitive advantages - for example, their financial strength, the strength of their brands with customers, their own stores or online channels or their relationships with other retailers - to our commercial disadvantage. The potential adverse impact of these factors can be amplified by price transparency (which can limit our flexibility to modify selling prices) and a highly competitive retail environment. Generally, our ability to negotiate favorable terms with our vendors is more difficult with vendors where our purchases represent a smaller proportion of their total revenues and/or when there is less competition for those products. In addition, vendors may decide to limit or cease allowing us to offer certain categories, focus their marketing efforts on alternative channels or make unfavorable changes to our financial or other terms.

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

We may decide to enter into new joint ventures, partnerships, alliances or acquisitions with third parties (collectively, “new ventures”). Assessing the viability of new ventures is typically subject to significant uncertainty, and the success of such new ventures can be adversely affected by many factors, including, for example:

• different and incremental business risks of the new venture not identified in our diligence assessments;

• failure to attract, motivate and retain key employees of the new venture;

• uncertainty of forecasting financial performance;

• failure to integrate aspects of the new venture into our existing business, such as new product or service offerings or information technology systems;

• failure to maintain appropriate internal controls over financial reporting;

• failure to generate expected synergies, such as cost reductions;

• unforeseen changes in the business environment of the new venture;

• disputes or strategic differences with key employees or other third-party participants in the new venture; and

• adverse impacts on relationships with vendors and other key partners of our existing business or the new venture.

If new ventures are unsuccessful, our liquidity and profitability could be materially adversely affected, and we may be required to recognize material impairments to goodwill and other assets acquired. New ventures may also divert our financial resources and management’s attention from other important areas of our business.

Failure to effectively manage our real estate portfolio may negatively impact our operating results.

Effective management of our real estate portfolio is critical to our omnichannel strategy. Failure to identify and secure suitable locations for our stores and other facilities could impair our ability to compete successfully and our profitability. Most of our properties are leased under multi-year contracts. As such, it is essential that we effectively evaluate a range of factors that may influence the success of our long-term real estate strategy. Such factors include, for example:

• changing patterns of customer consumption and behavior, particularly in light of an evolving omnichannel environment;

• our ability to adjust store operating models to adapt to these changing patterns, as we have done with our curbside pick-up and ship-from-store models;

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

Operational Risks

Interruptions and other factors affecting our stores and supply chain, including in-bound deliveries from our vendors, may adversely affect our business.

Our stores and supply chain assets are a critical part of our operations, particularly in light of industry trends and initiatives, such as ship-from-store and the emphasis on fast delivery when purchasing online. We depend on our vendors’ abilities to deliver products to us at the right location, at the right time and in the right quantities. We also depend on third parties for the operation of certain aspects of our supply chain network. The factors that can adversely affect these aspects of our operations include, but are not limited to:

• interruptions to our delivery capabilities;

• failure of third parties to meet our standards or commitments;

• disruptions to our systems and the need to implement new systems;

• limitations in capacity;

• global supply-chain impacts that could hinder our vendors’ ability to meet our demand for product volumes and timing;

• increased levels of inventory loss due to organized crime, theft or damage;

• risk to our employees and customers arising from burglary or robbery from our stores or other facilities;

• consolidation or business failures in the transportation and distribution sectors;

• labor strikes, slow-downs or labor shortages, including as a result of an increasingly competitive job market, affecting our stores or impacting ports or any other aspect of our supply chain;

• diseases, pandemics (including COVID-19), outbreaks and other health-related concerns;

• increasing transportation costs; and

• the COVID-19 pandemic and disruptions as a result of efforts to control or mitigate the pandemic (such as facility closures, governmental orders, outbreaks and/or transportation capacity).

It is important that we maintain optimal levels of inventory in each store and distribution center and respond rapidly to shifting demands. Any disruption to, or inefficiency in, our supply chain network, whether due to geopolitical conflicts, COVID-19 or other factors, could damage our revenue and profitability. The risks associated with our dependence on third parties are greater for small parcel home deliveries because of the relatively small number of carriers with the scope and capacity required by our business. The continuing growth of online purchases for delivery increases our exposure to these risks. If we fail to manage these risks effectively, we could experience a material adverse impact on our reputation, revenue and profitability.

We utilize third-party vendors for certain aspects of our operations, and any material disruption in our relationship or their services may have an adverse impact on our business.

We engage key third-party business partners to support various functions of our business, including, but not limited to, delivery and installation, customer warranty, information technology, web hosting and cloud-based services, customer loyalty programs, promotional financing and customer loyalty credit cards, gift cards, technical support, transportation, insurance programs and human resource operations. Any material disruption in our relationships with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

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

• we have experienced and are likely to continue to experience disruptions in manufacturing and logistics due to COVID-19, and we may experience disruptions in manufacturing or logistics in the future due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key manufacturers, other diseases or pandemics, unforeseen natural disasters or geopolitical crises, such as the conflict in Ukraine and this conflict’s potential impact on global geopolitical tensions, including with China or between China and Taiwan;

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

Our information technology systems and those of our partners are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks and other malicious actions, including the recent increasing use of “ransomware” and phishing attacks), catastrophic events (such as fires, tornadoes, earthquakes and hurricanes) and usage errors by our employees. While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The failure or interruption of these information systems, data centers or their backup systems could significantly disrupt our business and cause higher costs and lost revenues and could threaten our ability to remain in operation.

As we continue to migrate more systems to the cloud, we may face additional risks that may compromise our security or disrupt our business capabilities, including ensuring the proper configuration, the unknowns of operating more workloads in the cloud, securing systems in the cloud and the types of cloud-based services we leverage.

We face a heightened risk of cybersecurity attacks or data security incidents and are more dependent on internet and telecommunications access and capabilities.

We utilize complex information technology platforms to operate our websites and mobile applications. If we fail to secure these systems against attacks or fail to effectively upgrade and maintain our hardware, software, network and system infrastructure and improve the efficiency and resiliency of our systems, it could cause system interruptions and delays. Disruptions to these services, such as those caused by unforeseen traffic levels, malicious attacks by governments, criminals or other non-state actors, other technical difficulties or events outside of our control, such as natural disasters, power or telecommunications failures or loss of critical data, could prevent us from accepting and fulfilling customer orders for products or services, which could cause us to forgo material revenues and incur material costs and could adversely affect our reputation.

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

Our business involves the collection, use and storage of personal information, including payment card information and protected health information, as well as confidential information regarding our employees, vendors and other company information. We also share personal and confidential information with suppliers and other third parties, as well as use third-party technology and systems which process and transmit information for a variety of activities. We have been the target of attempted cyber-attacks and other security threats, and we may be subject to breaches of our information technology systems. While we engage in significant data-protection efforts, criminal activity, such as cyber-attacks, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties, may undermine our privacy and security measures, and, as a result, unauthorized parties may obtain access to our data systems and misappropriate employee, customer and other confidential data, or authorized parties may use or share personal information in an inappropriate manner or otherwise seek to extract financial gain based on access to or possession of company, employee or customer information. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, we may be unable to anticipate such attacks or promptly and effectively respond to them. Any compromise of our customer information or other confidential information could have a material adverse effect on our reputation or our relationships with our customers and partners, which may in turn have a negative impact on our revenue and may expose us to material costs, penalties and claims.

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

Increasing costs associated with information security and privacy, such as increased investment in technology and qualified staff, costs of compliance, costs resulting from fraud or criminal activity and costs of cyber and privacy insurance, could cause our business and results of operations to suffer materially. Additionally, new laws, such as the California Privacy Rights Act, Virginia Consumer Data Protection Act, and the Colorado Privacy Act, and laws newly applicable to us, such as the UK GDPR, are expanding our obligations to protect and honor the privacy and security of customer data, requiring additional resources and creating incremental risk arising from a potential breach. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Product safety and quality concerns could have a material adverse impact on our revenue and profitability.

If the products we sell fail to meet applicable safety standards or our customers’ expectations regarding safety and quality, we could be exposed to increased legal risk and our reputation may be damaged. Failure to take appropriate actions in relation to product recalls could lead to breaches of laws and regulations and leave us susceptible to government enforcement actions or private litigation. Recalls of products, particularly when combined with lack of available alternatives or difficulty in sourcing sufficient volumes of replacement products, could also have a material adverse impact on our revenue and profitability.

Changes to labor or employment laws or regulations could have an adverse impact on our costs and impair the viability of our operating model.

As an employer of approximately 105,000 people in a large number of different jurisdictions, we are subject to risks related to employment laws and regulations including, for example:

• the organization of unions and related rules that affect the nature of labor relations, changes to which the National Labor Relations Board frequently considers;

• laws that impact the relationship between the company and independent contractors and the classification of employees and independent contractors; and

• laws that impact minimum wage, sick time, paid leave and scheduling requirements that could directly or indirectly increase our payroll costs and/or impact the level of service we are able to provide.

Changes to laws and regulations such as these could adversely impact our reputation, our ability to continue operations and our profitability.

Regulatory and Legal Risks

We are subject to statutory, regulatory and legal developments that could have a material adverse impact on our business.

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

• the impact of other new or changing statutes and regulations, including, but not limited to, financial reform; National Labor Relations Board rule changes; healthcare reform; contracted worker labor laws; corporate governance matters (including increased focus on environmental, social and governance matters by certain investors and regulators); escheatment rules; rules governing pricing, content, distribution, copyright, mobile communications, electronic device certification or payment services; and/or other future legislation that could affect how we operate and execute our strategies as well as alter our expense structure;

• the impact of litigation, including class-action lawsuits involving consumers and shareholders, and labor and employment matters; and

• the impact of changes in the federal executive and legislative branches on the development, or changes in, laws, regulations and policies, such as economic, fiscal, tax, retail, labor and social policies.

The impact of geo-political tensions, including the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S. or countries where we sell our products and services or procure products could have a material adverse effect on our business. In particular, future trade disputes or future phases of trade negotiations with China could lead to the imposition of tariffs or other trade actions that could adversely affect our supply chain and our business and could require us to take action to mitigate those effects.

Further, the impact of potential changes in U.S., state or other countries’ tax laws and regulations or evolving interpretations of existing laws, could adversely affect our financial condition and results of operations.

Regulatory activity that affects the retail sector has grown in recent years, increasing the risk of fines and additional operating costs associated with compliance. Additionally, defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters.

Concern over climate change may result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, compliance, transportation and utility cost increases. Our own climate change-oriented initiatives, such as our attempts to increase energy efficiency during store construction and remodeling, could also increase our costs. In addition, changes to the environment, both long-term and short-term, may affect consumer shopping behavior in a way that negatively impacts our revenue, revenue mix and profitability.

Further, as the COVID-19 pandemic and its resurgences persist, we will continue to face risk and uncertainty as it relates to federal, state and local government public health orders or mandates, which may restrict how we do business and potentially impact our performance and profitability.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We operate retail locations in Canada. All of our former stores in Mexico were closed as of the end of the first quarter of fiscal 2022. In addition, most of our exclusive brands products are manufactured by contract manufacturers based in southeast Asia. We also have wholly owned legal entities registered in various other foreign countries, including Bermuda, China, Hong Kong, Luxembourg, the Republic of Mauritius and the U.K. During fiscal 2022, our International segment’s operations generated approximately 8% of our revenue. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

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

As discussed above, our revenues are susceptible to volatility from various sources, which can lead to periods of flat or declining revenues. However, some of our operating costs are fixed and/or are subject to multi-year contracts. Some elements of our costs may be higher than our competitors’ because of, for example, our extended retail footprint and structure, our hourly pay structure, our differentiated service offerings or our levels of customer service. Accordingly, our ongoing drive to reduce costs and increase efficiency represents a strategic imperative. Failure to successfully manage our costs could have a material adverse impact on our profitability and curtail our ability to fund our growth or other critical initiatives.

We are highly dependent on the cash flows and net earnings we generate during our fiscal fourth quarter, which includes the majority of the holiday shopping season.

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of competitive promotional activity, new product release activity and customer buying patterns, which makes it difficult to forecast and react to these factors quickly. Unexpected events or developments, such as resurgences of the COVID-19 pandemic, natural or man-made disasters, changes in consumer demand, economic factors, product sourcing issues, cyber-attacks, failure or interruption of management information systems or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations. As a result of these factors, there is risk that our fiscal fourth quarter and annual results could be adversely affected.

Economic, regulatory and other developments could adversely affect our ability to offer attractive promotional financing to our customers and adversely affect the profits we generate from these programs.

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 25% of our fiscal 2022 revenue was transacted using one of the company’s branded cards. In addition, we earn profit-share income and share in any losses from certain of our banking partners based on the performance of the programs. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits of the programs.

Constraints in the capital markets or our vendor credit terms may have a material adverse impact on our liquidity.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and liquid investments, credit facilities, other debt arrangements and trade payables. Our liquidity could be materially adversely impacted if our vendors reduce payment terms and/or impose tighter credit limits. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. The future availability of financing will depend on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit, our credit ratings and our reputation with potential lenders. These factors could have a material adverse effect on our costs of borrowing and our ability to pursue business opportunities and threaten our ability to meet our obligations as they become due.

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

We may provide public guidance on our expected financial results or other forward-looking information for future periods. When we provide guidance, we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our existing and potential shareholders, but such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not be in line with guidance we have provided. We may not be able to accurately forecast our growth rate and profit margins. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected. Our revenue growth may not be sustainable and our percentage growth rates may decrease. Our revenue and operating profit growth depend on the continued growth of demand for the products and services offered by us, and our business is affected by general economic and business conditions worldwide. If our financial results for a particular period do not meet any guidance we provide or the expectations of market participants, or if we reduce any guidance for future periods, the market price of our common stock may decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Domestic Stores

The location and total square footage of our Domestic segment stores at the end of fiscal 2022 were as follows:

	U.S. Stores(1)		U.S. Stores(1)
Alabama	11	Nebraska	5
Alaska	2	Nevada	9
Arizona	22	New Hampshire	6
Arkansas	7	New Jersey	26
California	135	New Mexico	5
Colorado	23	New York	49
Connecticut	10	North Carolina	30
Delaware	3	North Dakota	4
District of Columbia	1	Ohio	32
Florida	61	Oklahoma	12
Georgia	29	Oregon	11
Hawaii	2	Pennsylvania	34
Idaho	5	Puerto Rico	2
Illinois	43	Rhode Island	1
Indiana	22	South Carolina	13
Iowa	10	South Dakota	2
Kansas	8	Tennessee	14
Kentucky	9	Texas	98
Louisiana	15	Utah	11
Maine	3	Vermont	1
Maryland	22	Virginia	31
Massachusetts	22	Washington	20
Michigan	29	West Virginia	5
Minnesota	20	Wisconsin	20
Mississippi	8	Wyoming	1
Missouri	17	Total Domestic store count	984
Montana	3	Square footage (in thousands)	37,705

(1)Includes 21 Pacific Sales stores, 16 Best Buy Outlet Centers and 9 Yardbird stand-alone stores.

International Stores

The location and total square footage of our International segment stores at the end of fiscal 2022 were as follows:

Canada Stores(1)
Alberta	24
British Columbia	27
Manitoba	4
New Brunswick	3
Newfoundland	1
Nova Scotia	4
Ontario	69
Prince Edward Island	1
Quebec	23
Saskatchewan	4
Total International store count	160
Square footage (in thousands)	3,605

(1)Includes 33 Best Buy Mobile stores.

Ownership and Leased Locations

The ownership status of our stores at the end of fiscal 2022 was as follows:

	Leased Locations	Owned Locations	Owned Buildings and Leased Land
Domestic	927	24	33
International	153	3	4

Distribution Centers

The ownership status and total square footage of space utilized for distribution centers at the end of fiscal 2022 were as follows:

	Square Footage (in thousands)
	Leased Locations	Owned Locations
Domestic	11,745	2,448
International	1,496	-

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

(As of March 16, 2022)

Name	Age	Position with the Company	Years with the Company
Corie S. Barry	46	Chief Executive Officer	22
Matt Bilunas	49	Chief Financial Officer	16
Jason Bonfig	45	Chief Merchandising Officer	23
Deborah DiSanzo	62	President, Best Buy Health	1
Matt Furman	51	Chief Communications and Public Affairs Officer	10
Damien Harmon	44	Executive Vice President, Omnichannel	3
Todd G. Hartman	55	General Counsel and Chief Risk Officer	16
Mark Irvin	59	Chief Supply Chain Officer	8
Allison Peterson	47	Chief Customer Officer	18
Kamy Scarlett	58	Executive Vice President, Human Resources & Best Buy Canada	8
Brian Tilzer	51	Chief Digital and Technology Officer	4
Mathew R. Watson	51	Senior Vice President, Finance - Controller and Chief Accounting Officer	16

Corie S. Barry was appointed our Chief Executive Officer in 2019. Prior to her current role, she served as chief financial officer and chief strategic transformation officer responsible for overseeing all aspects of strategic transformation and growth, digital and technology, global finance, investor relations, enterprise risk and compliance, integration management and Best Buy Health, which includes GreatCall. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles within the organization, both in the field and at corporate. Her prior roles include: the company’s chief strategic growth officer and the interim leader of Best Buy’s services organization from 2015 to 2016; senior vice president of domestic finance from 2013 to 2015; vice president, chief financial officer and business development of our home business group from 2012 to 2013; and vice president, finance of the home customer solutions group from 2010 to 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche LLP. Ms. Barry serves on the board of directors for Domino’s Pizza Inc. and the board of trustees for the College of St. Benedict. She also serves on the executive committee for the Business Roundtable, Business Council, Retail Industry Leaders Association and the Minnesota Business Partnership.

Matt Bilunas is our Chief Financial Officer (“CFO”), appointed in 2019. In this role, he is responsible for overseeing all aspects of global finance and strategic planning, as well as audit, procurement and financial services. Since joining Best Buy in 2006, Mr. Bilunas has served in a variety of financial leadership roles, both in the field and at the corporate campus. He started as a territory finance director in Los Angeles and has worked in the company’s domestic and international businesses. Mr. Bilunas has been a key finance leader during Best Buy’s transformation. Prior to becoming CFO, he was senior vice president of enterprise and merchandise finance since 2017; vice president, finance for category, e-commerce and marketing from 2015 to 2017; and vice president, category finance from 2014 to 2015. He also has held finance roles in retail, e-commerce and marketing. Before Best Buy, he worked at Carlson Inc., NRG Energy Inc., Bandag Inc. and KPMG. Mr. Bilunas serves on the board of directors for the Children’s Hospital of Minnesota.

Jason Bonfig was appointed our Chief Merchandising Officer in 2019. In this role he oversees all elements of merchandising and product category management for Best Buy’s core U.S. business, including demand planning, buying, pricing and promotional planning. He also leads the company’s Exclusive Brands private-label team. Prior to his current role, Mr. Bonfig served in the positions of chief category officer – computing, mobile, gaming, Exclusive Brands, printing, wearables and accessories from 2018 to 2019; and senior vice president – computing, mobile, tablets, wearables, printing and accessories from 2014 to 2018. Mr. Bonfig has held other merchant-related roles since joining the company in 1999. He serves on the board of directors for the Best Buy Foundation.

Deborah DiSanzo joined Best Buy as our President, Best Buy Health in 2020. In this role she is responsible for the company’s health strategy, with a particular focus on bringing health technology into the home to help people live better, safer and more independent lives. Her oversight of Best Buy Health includes providing digital health solutions in active aging, virtual care and consumer health. She also leads the incubation, strategy and corporate development teams focused on scaling health initiatives at Best Buy. Prior to Best Buy, Ms. DiSanzo served as an instructor at the Harvard T.H. Chan School of Public Health from 2018 to 2020. Prior to that, she led the IBM Watson Health team from 2015 to 2018, launching artificial intelligence offerings designed to help doctors, researchers, healthcare providers, pharmacists and insurers better serve patients around the world. Ms. DiSanzo was the chief executive officer of Philips Healthcare from 2001 to 2014, where she and her team brought consumer-grade, automatic defibrillators to the market, making them first available in public places then, ultimately, in the homes of Americans across the country. Ms. DiSanzo has an appointment at the Harvard T.H. Chan School of Public Health, where she teaches artificial intelligence in health, and serves as a director on the board of AstraZeneca.

Matt Furman has served as our Chief Communications and Public Affairs Officer since 2012. In this role, he oversees internal and external communications, government affairs, corporate responsibility and sustainability, community relations, as well as the company’s in-house production studio and event planning functions. Prior to joining Best Buy in 2012, Mr. Furman was the vice president of corporate affairs at Mars Chocolate, the manufacturer of such iconic brands as Snickers, M&M’s and Dove. He previously held senior communications positions at Google, CNN and in the administrations of New York City Mayor Rudy Giuliani and President Bill Clinton. He is a member of the board of directors for the Best Buy Foundation, Dunwoody College of Technology, YMCA of the USA and Fair Vote Minnesota. He is also on the adjunct faculty of the University of Minnesota’s School of Journalism and Mass Communication.

Damien Harmon has served as our Executive Vice President, Omnichannel since 2021 and is responsible for establishing a dedicated operations plan that enhances the company’s ability to create seamless experiences for our customers. He oversees all of Best Buy’s various service offerings in stores, online and in customers’ homes. In his role, Mr. Harmon leads the Geek Squad, a national tech-support organization with more than 20,000 agents dedicated to helping customers learn about and enjoy their technology. Mr. Harmon previously served as president, operations from 2020 to 2021 and senior vice president of workforce design from 2019 to 2020. Mr. Harmon first joined Best Buy as a general manager in 2005 and held various leadership positions in store operations, international operations and store leadership, including vice president of retail operations and services. Before rejoining Best Buy in 2019, Mr. Harmon spent four years at Bridgestone Americas Inc., where he served as president of GCR Tires from 2017 to 2018 and chief operating officer at Bridgestone Tires from 2016 to 2017. Mr. Harmon serves on the board of directors for the Best Buy Foundation and Petlove Foundation.

Todd G. Hartman was appointed General Counsel in 2019 and has also served as Chief Risk Officer since 2017. In this role, he is responsible for the company’s legal activities and its global risk program. He also serves as corporate secretary. Mr. Hartman joined Best Buy in 2006. He most recently served as chief risk and compliance officer, overseeing enterprise data security, customer data privacy, enterprise risk management, global security, business continuity/disaster recovery, internal investigations, crisis response management and compliance and ethics from 2017 to 2019. He continues to lead the risk functions in his current role. Mr. Hartman previously was Best Buy’s deputy general counsel from 2011 to 2017. Before that, he served as the company’s chief compliance officer and vice president of strategic alliances. Prior to joining Best Buy, Mr. Hartman was a partner at Minneapolis law firm Robins Kaplan. He serves as chair of the Best Buy Foundation and on the board of directors for the Guthrie Theater.

Mark Irvin was appointed our Chief Supply Chain Officer in 2022 and oversees the strategy and day-to-day operations of Best Buy’s global supply chain that supports our stores and Best Buy’s online customers. He previously served as our chief inclusion, diversity and talent officer from 2020 until his current appointment. In this role, he was responsible for the company’s strategy for creating and sustaining an inclusive work environment for all employees worldwide. He also oversaw all programs aimed at attracting, retaining and growing diverse talent and perspectives. Mr. Irvin joined the company in 2013 as senior vice president, distribution. Prior to Best Buy, Mr. Irvin worked for Target Corp. in various supply chain leadership roles from 2003 to 2013. He has also held leadership roles at Cummins Inc., Corporate Express Delivery Systems and Baxter Healthcare. Mr. Irvin serves on the board of directors for the Best Buy Foundation and is a member of the board of directors for Black Men Teach and The Alan Page Foundation.

Allison Peterson is our Chief Customer Officer, appointed in 2020. She is responsible for the holistic enterprise and customer strategy, including the development of innovative business initiatives, value propositions and experiences that create meaningful differentiation and brand love. Ms. Peterson leads the company’s broader enterprise strategy, planning and corporate development, marketing and membership offerings. Prior to her current role, she served as the company’s chief marketing officer from 2019 to 2020 and was president of e-commerce from 2017 to 2019. Since joining Best Buy in 2004, Ms. Peterson has held several leadership roles within marketing and e-commerce, including from 2015 to 2017 as vice president of category marketing and vice president of brand strategy from 2014 to 2015. In these roles she has been integral in defining the marketing strategy for the company and leading the shift from traditional to digital marketing. Prior to joining Best Buy, she worked for Target Corp. in merchandising and demand planning. Ms. Peterson serves on the board of directors for PVH Corp.

Kamy Scarlett was appointed our Executive Vice President, Human Resources in 2017, and also assumed responsibility for Best Buy Canada in 2021. In this role, she oversees talent development and the health and well-being of approximately 105,000 employees worldwide. She also served as our president, U.S. retail stores from 2019 to 2020, and was responsible for the execution and operation of all domestic Best Buy store locations. Ms. Scarlett joined Best Buy in 2014 as senior vice president of retail and chief human resources officer for Best Buy Canada, serving in that role until 2017. She was responsible for sales and profits in more than 180 stores in addition to enacting the human resources and talent management strategies for the company. She has served in a variety of retail operations, marketing and human resources leadership roles since beginning her career in retail more than 30 years ago. Prior to joining Best Buy, Ms. Scarlett was the chief operating officer from 2012 to 2014 at Grafton-Fraser Inc., a leading Canadian retailer of men’s apparel. She also previously held leadership roles at Loblaw Cos., Hudson’s Bay Co. and Dylex Inc. Ms. Scarlett serves on the board of directors for Floor & Decor, a specialty retailer of hard-surface flooring.

Brian Tilzer has served as our Chief Digital and Technology Officer since he joined the company in 2018. In this role, he is responsible for Best Buy’s digital transformation strategy leveraging technology, artificial intelligence and analytics to support its enterprise strategy. He also leads Best Buy’s technology and analytics teams that partner across Best Buy to shape and deliver technology solutions and analytical services for the enterprise. Mr. Tilzer spearheads the company’s enterprise-wide effort to adopt agile ways of working to accelerate customer-driven innovation, an effort for which Best Buy was named one of Fast Company’s Top Workplaces for Innovators in 2021. With nearly 30 years of experience delivering growth and innovation at the intersection of retail, technology and analytics, Mr. Tilzer has deep expertise in understanding, defining and delivering the technology necessary to provide a superior customer experience in a multichannel environment. Prior to joining Best Buy in 2018, he served as chief digital officer from 2013 to 2018 at CVS Health, creating a digital transformation program that was broadly recognized for its innovation and impact. He also served as senior vice president of e-commerce for Staples, then the second largest online retailer. Prior to that, Mr. Tilzer held leadership roles at Linens ’n Things and Accenture, where he provided technology and business transformation services to a variety of retail and consumer businesses. Mr. Tilzer serves on the board of directors for Signet Jewelers, the largest retail jewelry chain in North America and the United Kingdom, as well as on the executive committee of the board of directors for the Minnesota Orchestra.

Mathew R. Watson was appointed our Senior Vice President, Finance - Controller and Chief Accounting Officer in 2017. He previously served as our vice president, controller and chief accounting officer from 2015 until his current role. Mr. Watson is responsible for our controllership, financial operations and external reporting functions. Mr. Watson has served in the role of vice president, finance - controller since 2014. Prior to that role, he was vice president - finance, domestic controller from 2013 to 2014. Mr. Watson was also senior director, external reporting and corporate accounting from 2010 to 2013 and director, external reporting and corporate accounting beginning in 2007. Prior to joining us in 2005, Mr. Watson worked at KPMG, a professional audit, advisory and tax firm, from 1995 to 2005. He serves on the boards of directors for AchieveMpls and the Best Buy Foundation.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol BBY. In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. On March 3, 2022, we announced an increase in our regular quarterly dividend from $0.70 per share to $0.88 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Holders

As of March 16, 2022, there were 1,990 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 16, 2021, our Board approved a $5.0 billion share repurchase program. On February 28, 2022, our Board approved a new $5.0 billion share repurchase authorization, replacing the then-existing program, which had $1.6 billion remaining available for repurchases as of January 29, 2022. There is no expiration date governing the period over which we can repurchase shares under this authorization. During fiscal 2022, we repurchased and retired 32.2 million shares at a cost of $3.5 billion. On March 3, 2022, we announced our plans to spend approximately $1.5 billion on share repurchases in fiscal 2023. Between the end of fiscal 2022 on January 29, 2022, and March 16, 2022, we repurchased an incremental 2.4 million shares of our common stock at a cost of $239 million. For additional information, see “Share Repurchases and Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Shareholders’ Equity, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Information regarding our repurchases of common stock during the fourth quarter of fiscal 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
Oct. 31, 2021 through Nov. 27, 2021	3,028,950	$128.88	3,028,950	$2,971,571,060
Nov. 28, 2021 through Jan. 1, 2022	9,708,461	$102.02	9,708,461	$1,981,118,947
Jan. 2, 2022 through Jan. 29, 2022	3,628,413	$100.73	3,628,413	$1,615,616,656
Total fiscal 2022 fourth quarter	16,365,824	$106.71	16,365,824	$1,615,616,656

(1)On February 28, 2022, our Board approved a new $5.0 billion share repurchase authorization, replacing the existing program approved in February 2021. Share repurchases prior to February 28, 2022, will be made under the February 2021 share repurchase program and thereafter will be made under our February 2022 share repurchase program.

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

The graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the Standard & Poor's 500 Index (“S&P 500”), of which we are a component, and the Standard & Poor's Retailing Group Industry Index (“S&P Retailing Group”), of which we are also a component. The S&P Retailing Group is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ and includes high-capitalization stocks representing the retail sector of the S&P 500.

The graph assumes an investment of $100 at the close of trading on January 28, 2017, the last trading day of fiscal 2017, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

$350
$300
$250
$200
$150
$100
$50
$0
FY17
FY18
FY19
FY20
FY21
FY22
Best Buy Co., Inc.
S&P 500
S&P Retailing Group

Fiscal Years Ended	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022
Best Buy Co., Inc.	$100.00	$167.99	$141.53	$210.84	$278.42	$256.34
S&P 500	$100.00	$126.41	$123.48	$150.26	$176.18	$217.21
S&P Retailing Group	$100.00	$148.34	$159.89	$190.43	$278.09	$296.49

* Cumulative total return assumes dividend reinvestment.

Source: Research Data Group, Inc.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended January 30, 2021, for discussion of the results of operations for the year ended January 30, 2021, compared to the year ended February 1, 2020, which is incorporated by reference herein.

Overview

We are driven by our purpose to enrich lives through technology and our vision to personalize and humanize technology solutions for every stage of life. We accomplish this by leveraging our combination of technology and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have operations in the U.S. and Canada.

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Health, CST, Current Health, Geek Squad, Lively, Magnolia, Pacific Kitchen and Home and Yardbird and the domain names bestbuy.com, currenthealth.com, lively.com and yardbird.com. All of our former stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment is now comprised of all operations in Canada under the brand names Best Buy, Best Buy Mobile and Geek Squad and the domain name bestbuy.ca.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2022, fiscal 2021 and fiscal 2020 included 52 weeks. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season.

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores, websites and call centers by measuring the change in net sales for a particular period over the comparable prior-period of equivalent length. Comparable sales includes revenue from stores, websites and call centers operating for at least 14 full months. Revenue from online sales is included in comparable sales and represents sales initiated on a website or app, regardless of whether customers choose to pick up product in store, curbside, at an alternative pick-up location or take delivery direct to their homes. Revenue from acquisitions is included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales also includes credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Revenue from stores closed more than 14 days, including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters, is excluded from comparable sales until at least 14 full months after reopening. Comparable sales excludes the impact of revenue from discontinued operations and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). All periods presented apply this methodology consistently.

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

On May 9, 2019, we acquired all outstanding shares of Critical Signal Technologies, Inc. (“CST”). On November 2, 2021, we acquired all outstanding shares of Current Health Ltd. (“Current Health”). On November 4, 2021, we acquired all outstanding shares of Two Peaks, LLC d/b/a Yardbird Furniture (“Yardbird”). Consistent with our comparable sales policy, the results of CST were included in our comparable sales calculation beginning in the third quarter of fiscal 2021, and the results of Current Health and Yardbird are excluded from our comparable sales calculation until the first quarter of fiscal 2024.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and intangible impairments, price-fixing settlements, gains and losses on certain investments, intangible asset amortization, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures as presented herein may not be comparable to similarly titled measures used by other companies.

In our discussions of the operating results of our consolidated business and our International segment, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert the International segment’s operating results from local currencies into U.S. dollars for reporting purposes. We also may use the term “constant currency,” which represents results adjusted to exclude foreign currency impacts. We calculate those impacts as the difference between the current period results translated using the current period currency exchange rates and using the comparable prior period currency exchange rates. We believe the disclosure of revenue changes in constant currency provides useful supplementary information to investors in light of significant fluctuations in currency rates.

Refer to the Non-GAAP Financial Measures section below for detailed reconciliations of items impacting non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS in the presented periods.

Business Strategy Update

In fiscal 2022, we delivered record revenue and earnings. Our leaders continued to drive new ways of operating, and our employees continued to support our customers’ technology needs in knowledgeable, fast and convenient ways in the face of unprecedented challenges and change.

As we entered the year, we anchored on three concepts we believed to be permanent and structural implications of the pandemic that were, and are, shaping our strategic priorities and investments:

1.Customer shopping behavior will be permanently changed in a way that is even more digital and puts customers entirely in control to shop how they want. Our strategy is to embrace that reality, and to lead, not follow.

2.Our workforce will need to evolve in a way that meets the needs of customers while we provide more flexible opportunities for our employees.

3.Technology is a need and is playing an even more crucial role in peoples’ lives, and, as a result, our purpose to enrich lives through technology has never been more important.

With these concepts in mind, we piloted numerous store formats to test and learn in the past year. We advanced our flexible workforce initiative and invested in our employees’ well-being and we introduced new technology tools designed to support both our customers and our employees.

We also launched a bold new membership program called Best Buy Totaltech, designed to significantly elevate our customer experience and drive incremental sales. Totaltech leverages our strengths across merchandising, fulfillment, installation, tech support and product repair and is designed to give our customers the confidence that whatever their technology needs are, we will be there to help. Members receive product discounts and priority access to certain in-demand products, free delivery and standard installation, free technical support, up to 24 months of product protection on most purchases with active membership and other benefits. While this new offering introduces pressure to our near-term profitability, we believe Totaltech is a membership experience that customers will love, and in turn, will generate a higher customer lifetime value and drive a larger share of consumer electronics spending to Best Buy.

All of this was advanced against a constantly evolving backdrop. During the year we navigated supply chain and transportation challenges, uncertainty as COVID-19 peaks rolled across the country and then, most recently, the disruption from the COVID-19 Omicron wave. Our teams have expertly managed supply chain challenges since the beginning of the pandemic to bring in products our customers needed.

During the year, we continued serving our customers digitally at much higher rates than before the pandemic. Our online revenue was 34% of our Domestic revenue, compared to 43% last year and 19% two years ago. And while online revenue declined compared to last year, it was up 115%, or $8.8 billion, compared to two years ago.

At the same time, we reached our fastest package delivery speeds. The percent of online orders we delivered in one day was twice as high as pre-pandemic levels, despite the significant increase in volume during that same timeframe.

These strong results were driven by the investment decisions we have made in the last several years in our supply chain, store operations, our people and technology. More importantly, these results are driven by our employees across the company. Over the past 24 months, they have flexibly dealt with rapidly changing store operations as we responded to impacts of the pandemic, created safe environments for our customers and worked tirelessly to provide excellent service. In fact, despite all the changes throughout the year, we delivered customer satisfaction improvements both online and in our stores.

As we look to the future, we view technology as a permanent and growing need in the home, and we expect technology to constantly evolve as the world's largest technology companies continue to innovate. We are investing now to ensure we pivot to meet the needs of our customers, helping enrich their lives through technology in ways we believe no one else can and retaining our unique position in our industry.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

Consolidated Performance Summary	2022	2021	2020
Revenue	$51,761	$47,262	$43,638
Revenue % change	9.5%	8.3%	1.8%
Comparable sales % change	10.4%	9.7%	2.1%
Gross profit	$11,640	$10,573	$10,048
Gross profit as a % of revenue(1)	22.5%	22.4%	23.0%
SG&A	$8,635	$7,928	$7,998
SG&A as a % of revenue(1)	16.7%	16.8%	18.3%
Restructuring charges	$(34)	$254	$41
Operating income	$3,039	$2,391	$2,009
Operating income as a % of revenue	5.9%	5.1%	4.6%
Net earnings	$2,454	$1,798	$1,541
Diluted earnings per share	$9.84	$6.84	$5.75

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

In fiscal 2022, we generated $51.8 billion in revenue and our comparable sales increased 10.4%. We continued to experience elevated demand for technology products and services throughout most of the year, as consumers continued to leverage technology to meet their needs, and we provided solutions that help them work, learn, entertain, cook and connect at home. Our performance resulted in an operating income rate increase of 0.8% compared to fiscal 2021.

Revenue, SG&A and operating income rate changes in fiscal 2022 were primarily driven by our Domestic segment. The gross profit rate change in fiscal 2022 was primarily driven by our International segment. For further discussion of each segment’s rate changes, see Segment Performance Summary, below.

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

Domestic Segment Performance Summary	2022	2021	2020
Revenue	$47,830	$43,293	$40,114
Revenue % change	10.5%	7.9%	2.1%
Comparable sales % change(1)	11.0%	9.2%	2.3%
Gross profit	$10,702	$9,720	$9,234
Gross profit as a % of revenue	22.4%	22.5%	23.0%
SG&A	$7,946	$7,239	$7,286
SG&A as a % of revenue	16.6%	16.7%	18.2%
Restructuring charges	$(39)	$133	$41
Operating income	$2,795	$2,348	$1,907
Operating income as a % of revenue	5.8%	5.4%	4.8%
Selected Online Revenue Data
Total online revenue	$16,430	$18,674	$7,640
Online revenue as a % of total segment revenue	34.4%	43.1%	19.0%
Comparable online sales % change(1)	(12.0)%	144.4%	17.0%

(1)Comparable online sales are included in the comparable sales calculation.

The increase in revenue in fiscal 2022 was primarily driven by the comparable sales growth across most of our product categories, partially offset by the loss of revenue from permanent store closures in the past year. Online revenue of $16.4 billion decreased 12.0% on a comparable basis in fiscal 2022, primarily due to channel shifts in customer shopping behavior as a result of the evolution of the COVID-19 pandemic.

Domestic segment stores open at the end of each of the last three fiscal years were as follows:

	2020	2021			2022
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed(1)	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed(1)	Total Stores at End of Fiscal Year
Best Buy	977	-	(21)	956	2	(20)	938
Outlet Centers	11	3	-	14	2	-	16
Pacific Sales	21	-	-	21	-	-	21
Yardbird	-	-	-	-	9	-	9
Total Domestic segment stores	1,009	3	(21)	991	13	(20)	984

(1)Excludes stores that were temporarily closed as a result of COVID-19.

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to close approximately 20 to 30 Best Buy stores annually through fiscal 2025, consistent with prior-year trends. We also expect to increase the number of Outlet Centers to approximately 30 by the end of fiscal 2023.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2022	2021	2022	2021
Computing and Mobile Phones	44%	46%	5.1%	13.0%
Consumer Electronics	31%	30%	15.9%	(0.2)%
Appliances	14%	13%	24.1%	23.2%
Entertainment	6%	6%	7.4%	17.9%
Services	5%	5%	5.9%	(1.4)%
Total	100%	100%	11.0%	9.2%

Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 5.1% comparable sales growth was driven primarily by computing, mobile phones and wearables, partially offset by a comparable sales decline in networking.

• Consumer Electronics: The 15.9% comparable sales growth was driven primarily by home theater, headphones and portable speakers and digital imaging.

• Appliances: The 24.1% comparable sales growth was driven primarily by large appliances.

• Entertainment: The 7.4% comparable sales growth was driven primarily by virtual reality.

• Services: The 5.9% comparable sales growth was driven primarily by membership offerings.

Our gross profit rate decreased in fiscal 2022, primarily driven by lower services margin rates, which included pressure associated with our Totaltech membership offering that includes incremental customer benefits, and associated costs, compared to our previous Total Tech Support offer. The decrease was partially offset by higher profit-sharing revenue from our private label and co-branded credit card arrangement and improved product margins.

Our SG&A increased in fiscal 2022, primarily due to higher short-term incentive compensation, technology investments, advertising expenses and store payroll expenses, which included $81 million of employee retention credits in the prior-year period as a result of the Federal Coronavirus Aid, Relief and Economic Security Act. This was partially offset by the impact of a $40 million donation to the Best Buy Foundation in the prior year.

The restructuring credit in fiscal 2022 was primarily related to subsequent adjustments to termination benefits resulting from changes in our previously planned organizational changes and higher-than-expected retention rates. Refer to Note 3, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Our operating income rate increased in fiscal 2022, primarily driven by increased leverage from higher sales volume on our fixed expenses, which resulted in a favorable SG&A rate, and lower restructuring charges, partially offset by the unfavorable gross profit rate described above.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

International Segment Performance Summary	2022	2021	2020
Revenue	$3,931	$3,969	$3,524
Revenue % change	(1.0)%	12.6%	(1.4)%
Comparable sales % change	3.3%	15.0%	(0.5)%
Gross profit	$938	$853	$814
Gross profit as a % of revenue	23.9%	21.5%	23.1%
SG&A	$689	$689	$712
SG&A as a % of revenue	17.5%	17.4%	20.2%
Restructuring charges	$5	$121	$-
Operating income	$244	$43	$102
Operating income as a % of revenue	6.2%	1.1%	2.9%

The decrease in revenue in fiscal 2022 was primarily driven by lower revenue in Mexico as a result of our decision in fiscal 2021 to exit operations, partially offset by favorable foreign currency exchange fluctuations and comparable sales growth across most of our product categories in Canada.

International segment stores open at the end of each of the last three fiscal years were as follows:

	2020	2021			2022
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed(1)	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed(1)	Total Stores at End of Fiscal Year
Canada
Best Buy	131	-	-	131	-	(4)	127
Best Buy Mobile	42	-	(9)	33	-	-	33
Mexico
Best Buy	35	-	(31)	4	-	(4)	-
Best Buy Express	14	-	(14)	-	-	-	-
Total International segment stores	222	-	(54)	168	-	(8)	160

(1)Excludes stores that were temporarily closed as a result of COVID-19.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2022	2021	2022	2021
Computing and Mobile Phones	45%	47%	1.6%	23.8%
Consumer Electronics	30%	30%	4.0%	0.3%
Appliances	10%	10%	6.2%	20.9%
Entertainment	8%	8%	3.5%	52.1%
Services	5%	4%	7.9%	(11.0)%
Other	2%	1%	8.8%	9.4%
Total	100%	100%	3.3%	15.0%

Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 1.6% comparable sales growth was driven primarily by mobile phones, partially offset by a comparable sales decline in tablets.

• Consumer Electronics: The 4.0% comparable sales growth was driven primarily by home theater and health and fitness, partially offset by a comparable sales decline in portable speakers.

• Appliances: The 6.2% comparable sales growth was driven by both small and large appliances.

• Entertainment: The 3.5% comparable sales growth was driven primarily by virtual reality, partially offset by a comparable sales decline in gaming.

• Services: The 7.9% comparable sales growth was driven primarily by warranty services.

• Other: The 8.8% comparable sales growth was driven primarily by sporting goods.

Our gross profit rate increased in fiscal 2022, primarily driven by improved product margin rates in Canada and sales mixing out of Mexico, which had a lower gross profit rate than Canada. The increases were also driven by higher inventory markdowns in the prior year associated with our decision to exit operations in Mexico.

Our SG&A in fiscal 2022 was flat compared to fiscal 2021, primarily due to the unfavorable impact of foreign currency rates and increased store payroll and incentive compensation expenses in Canada, offset by lower expenses in Mexico as a result of our decision to exit operations there.

The restructuring charges in fiscal 2022 related to our decision to exit operations in Mexico. Refer to Note 3, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Our operating income rate increased in fiscal 2022, primarily driven by lower restructuring charges and the increase in gross profit rate described above.

Additional Consolidated Results

Income Tax Expense

Income tax expense decreased in fiscal 2022, primarily due to multi-jurisdiction, multi-year non-cash benefits from the resolution of certain discrete tax matters, partially offset by the impact of increased pre-tax earnings. Our effective tax rate decreased in fiscal 2022, primarily due to these non-cash benefits from the resolution of certain discrete tax matters, as well as a decrease in losses for which tax benefits were not recognized.

Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures), respectively, were as follows ($ in millions, except per share amounts):

Fiscal Year	2022	2021	2020
Operating income	$3,039	$2,391	$2,009
% of revenue	5.9%	5.1%	4.6%
Restructuring - inventory markdowns(1)	(6)	23	-
Price-fixing settlement(2)	-	(21)	-
Intangible asset amortization(3)	82	80	72
Restructuring charges(4)	(34)	254	41
Acquisition-related transaction costs(3)	11	-	3
Non-GAAP operating income	$3,092	$2,727	$2,125
% of revenue	6.0%	5.8%	4.9%

Effective tax rate	19.0%	24.3%	22.7%
Price-fixing settlement(2)	-%	0.2%	-%
Intangible asset amortization(3)	0.1%	(0.6)%	0.1%
Restructuring charges(4)	(0.1)%	(1.0)%	-%
Gain on investments, net(5)	-%	0.1%	-%
Non-GAAP effective tax rate	19.0%	23.0%	22.8%

Diluted EPS	$9.84	$6.84	$5.75
Restructuring - inventory markdowns(1)	(0.02)	0.09	-
Price-fixing settlement(2)	-	(0.08)	-
Intangible asset amortization(3)	0.33	0.30	0.27
Restructuring charges(4)	(0.14)	0.97	0.15
Acquisition-related transaction costs(3)	0.04	-	0.01
Gain on investments, net(5)	-	(0.05)	-
Income tax impact of non-GAAP adjustments(6)	(0.04)	(0.16)	(0.11)
Non-GAAP diluted EPS	$10.01	$7.91	$6.07

For additional information regarding the nature of charges discussed below, refer to Note 2, Acquisitions; Note 3, Restructuring; Note 4, Goodwill and Intangible Assets; and Note 11, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

(4)Represents charges in fiscal 2021 and subsequent adjustments in fiscal 2022 related to actions taken in the Domestic segment to better align the company’s organizational structure with its strategic focus and the decision to exit operations in Mexico in the International segment, and charges and subsequent adjustments associated with U.S. retail operating model changes in fiscal 2020.

(5)Represents an increase in the fair value of a minority equity investment in fiscal 2021.

(6)The non-GAAP adjustments primarily relate to the U.S. and Mexico. As such, the income tax charge is generally calculated using the statutory tax rate of 24.5% for U.S. non-GAAP items for all periods presented. There is no income tax charge for Mexico non-GAAP items and a minimal amount of U.S. non-GAAP items, as there was no tax benefit recognized on these expenses in the calculation of GAAP income tax expense.

Our non-GAAP operating income rate increased in fiscal 2022, primarily driven by an increase in gross profit rate and increased leverage from higher sales volume on our fixed expenses, which resulted in a favorable SG&A rate.

Our non-GAAP effective tax rate decreased in fiscal 2022, primarily due to multi-jurisdiction, multi-year non-cash benefits from the resolution of certain discrete tax matters.

Our non-GAAP diluted EPS increased in fiscal 2022, primarily driven by the increase in non-GAAP operating income, lower diluted weighted-average common shares outstanding from share repurchases and a lower effective tax rate.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment required to support our business strategies, the performance of our business, capital expenditures, dividends, credit facilities, short-term borrowing arrangements and working capital management. We modify our approach to managing these variables as changes in our operating environment arise. For example, at the onset of the COVID-19 pandemic in fiscal 2021, we adopted several measures to preserve cash, such as reducing capital expenditures, suspending share repurchases and temporarily drawing down on our revolving credit facility. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our strategy.

Cash and cash equivalents were as follows ($ in millions):

	January 29, 2022	January 30, 2021
Cash and cash equivalents	$2,936	$5,494

The decrease in cash and cash equivalents in fiscal 2022 was primarily due to share repurchases, investments in capital expenditures, dividends paid and the acquisitions of Current Health and Yardbird. These decreases were partially offset by positive cash flows from operations, primarily driven by earnings.

Cash Flows

Cash flows were as follows ($ in millions):

	2022	2021	2020
Total cash provided by (used in):
Operating activities	$3,252	$4,927	$2,565
Investing activities	(1,372)	(788)	(895)
Financing activities	(4,297)	(876)	(1,498)
Effect of exchange rate changes on cash	(3)	7	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	$(2,420)	$3,270	$171

Operating Activities

In fiscal 2021, cash provided by operating activities was higher than historical averages, primarily due to higher inventory turnover and the timing of inventory purchases and payments to meet continued higher demand. The decrease in cash provided by operating activities in fiscal 2022 was primarily due to the timing and volume of inventory purchases and payments, reflecting an earlier build of inventory and greater inventory availability in the fourth quarter of fiscal 2022, which resulted in a higher proportion of inventory purchases having been paid for, compared to fiscal 2021. This decrease was partially offset by higher earnings in fiscal 2022.

Investing Activities

The increase in cash used in investing activities in fiscal 2022 was primarily due to the acquisitions of Current Health and Yardbird.

Financing Activities

The increase in cash used in financing activities in fiscal 2022 was primarily due to higher share repurchases.

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

On May 18, 2021, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was originally scheduled to expire in April 2023, but was terminated on May 18, 2021. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of January 29, 2022, or under the Previous Facility as of January 30, 2021.

Our ability to continue to access the Five-Year Facility Agreement is subject to our compliance with its terms and conditions, including financial covenants. The financial covenants require us to maintain certain financial ratios. As of January 29, 2022, we were in compliance with all financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under the Five-Year Facility Agreement as well.

Our credit ratings and outlook as of March 16, 2022, are summarized below. On May 20, 2021, Standard & Poor’s upgraded its rating to BBB+ and confirmed its outlook of Stable. Moody’s rating and outlook remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to use to cover self-insurance liabilities and product protection plans provided under our Totaltech membership offering. Restricted cash, which is included in Other current assets on our Consolidated Balance Sheets, was $269 million and $131 million as of January 29, 2022, and January 30, 2021, respectively. The increase in restricted cash was primarily due to the initial funding related to the national launch of our Totaltech membership offering in October 2021.

Capital Expenditures

Capital expenditures were as follows ($ in millions):

	2022	2021	2020
E-commerce and information technology	$549	$539	$431
Store-related projects(1)	178	117	238
Supply chain	10	57	74
Total capital expenditures(2)	$737	$713	$743

(1)Store-related projects are primarily comprised of store remodels and various merchandising projects.

(2)Total capital expenditures exclude non-cash capital expenditures of $46 million, $32 million and $10 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Non-cash capital expenditures are comprised of additions to property and equipment included in accounts payable, as well as finance leases.

We currently expect to increase our annual capital expenditures to at least $1 billion over the next three fiscal years as we continue to invest in our stores and information technology to further our strategy.

Debt and Capital

As of January 29, 2022, we had $500 million of principal amount of notes due October 1, 2028 (“2028 Notes”) and $650 million of principal amount of notes due October 1, 2030 (“2030 Notes”). Refer to Note 8, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our outstanding debt.

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

On February 16, 2021, our Board approved a $5.0 billion share repurchase program. On February 28, 2022, our Board approved a new $5.0 billion share repurchase program, replacing the then-existing program, which had $1.6 billion remaining available for repurchases as of January 29, 2022. There is no expiration date governing the period over which we can repurchase shares under this authorization. On March 3, 2022, we announced our plans to spend approximately $1.5 billion on share repurchases in fiscal 2023.

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	2022	2021	2020
Total cost of shares repurchased	$3,504	$318	$1,009
Average price per share	$108.97	$102.63	$72.34
Total number of shares repurchased	32.2	3.1	14.0
Regular quarterly cash dividends per share	$2.80	$2.20	$2.00
Cash dividends declared and paid	$688	$568	$527

The total cost of shares repurchased increased in fiscal 2022, primarily due to our announced plan to repurchase more than $2.5 billion shares in fiscal 2022, following the temporary suspension of all share repurchases from March to November of fiscal 2021 to preserve liquidity in light of COVID-19-related uncertainties. Between the end of fiscal 2022 on January 29, 2022, and March 16, 2022, we repurchased an incremental 2.4 million shares of our common stock at a cost of $239 million.

Cash dividends declared and paid increased in fiscal 2022, primarily due to an increase in the regular quarterly cash dividend per share. On March 3, 2022, we announced the Board’s approval of a 26% increase in the regular quarterly dividend to $0.88 per share.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, decreased to 1.0 as of January 29, 2022, compared to 1.2 as of January 30, 2021, primarily due to the decrease in cash and cash equivalents. Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings, decreased to 0.5 as of January 29, 2022, compared to 0.8 as of January 30, 2021, primarily due to higher earnings.

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not have outstanding off-balance-sheet arrangements. Contractual obligations as of January 29, 2022, were as follows ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations(1)	$4,499	$4,252	$180	$60	$7
Operating lease obligations(2)(3)	2,892	706	1,165	667	354
Long-term debt obligations(4)	1,150	-	-	-	1,150
Interest payments(5)	220	25	61	60	74
Finance lease obligations(2)	44	15	20	5	4
Total	$8,805	$4,998	$1,426	$792	$1,589

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

(2)Lease obligations exclude $51 million of legally binding fixed costs for leases signed but not yet commenced.

(3)Operating lease obligations exclude payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.6 billion as of January 29, 2022.

(4)Represents principal amounts only and excludes interest rate swap valuation adjustments related to our long-term debt obligations.

(5)Interest payments related to our 2028 Notes and 2030 Notes include the variable interest rate payments included in our interest rate swaps.

Additionally, we have $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of January 29, 2022, which if drawn upon, would be included in either short-term or long-term debt on our Consolidated Balance Sheets.

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

Our significant accounting policies are discussed in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Other than our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases, in the first quarter of fiscal 2020, we have not made any material changes to our accounting policies or methodologies during the past three fiscal years. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results. These estimates require our most difficult, subjective or complex judgments and generally incorporate significant uncertainty.

Vendor Allowances

Description

We receive funds from our merchandise vendors through a variety of programs and arrangements, primarily in the form of purchases-based or sales-based volumes and for product advertising and placement. We recognize allowances based on purchases and sales as a reduction of cost of sales when the associated inventory is sold. Allowances for advertising and placement are recognized as a reduction of cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell a vendor's products are recorded as an offset to the related expense within SG&A when incurred.

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

Effect if actual results differ from assumptions

A 10% change in our vendor funding deferral as of January 29, 2022, would have affected net earnings by approximately $35 million in fiscal 2022. The overall level of vendor funding deferral has remained relatively stable over the last three fiscal years.

Goodwill

Description

Goodwill is evaluated for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. The impairment test involves a comparison of the fair value of each reporting unit with its carrying value. Fair value reflects the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction.

Judgments and uncertainties involved in the estimate

Determining fair value of a reporting unit is complex and typically requires analysis of discounted cash flows and market information, such as trading multiples and other observable metrics. Cash flow analysis requires judgment regarding many factors, such as revenue growth rates, expenses and capital expenditures. Market information requires judgmental selection of relevant market comparables. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $491 million and $893 million, respectively, as of January 29, 2022. There is greater uncertainty surrounding the key assumptions used to estimate the fair value of the Best Buy Health reporting unit and therefore a greater degree of complexity and judgment involved in our impairment analysis. Our valuation of Best Buy Health incorporates relatively higher levels of revenue growth than our valuation of Best Buy Domestic, and incorporates estimates such as new customer growth, customer retention rates, capital expenditure requirements, advertising and cost-to-serve expenses and weighted-average cost of capital rates, all of which incorporate significant judgment.

Effect if actual results differ from assumptions

A 10% change in the fair value of the Best Buy Health reporting unit as of January 29, 2022, would not have triggered an impairment of goodwill in fiscal 2022. The fair value of our Best Buy Health reporting unit has remained substantially in excess of its carrying value over the last three fiscal years.

Inventory Markdown

Description

Our merchandise inventories were $6.0 billion as of January 29, 2022. We value our inventory at the lower of cost or net realizable value through the establishment of inventory markdown adjustments. Markdown adjustments reflect the excess of cost over the net recovery we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis. No adjustment is recorded for inventory that we are able to return to our vendors for full credit.

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

Effect if actual results differ from assumptions

A 10% change in our markdown adjustment as of January 29, 2022, would have affected net earnings by approximately $12 million in fiscal 2022. The level of markdown adjustments has remained relatively stable over the last three fiscal years.

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

Effect if actual results differ from assumptions

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement generally would require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may reduce our effective income tax rate in the period of resolution. See Note 11, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Service Revenue

Description

We sell membership plans that include access to benefits such as technical support, price discounts on certain products and services, product protection plans and anti-virus software. We allocate the transaction price to all performance obligations identified in the contract based on their relative fair value. For performance obligations provided over the term of the contract, we typically recognize revenue on a usage basis, an input method of measuring progress over the related contract term. This method involves the estimation of expected usage patterns, primarily derived from historical information.

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

Effect if actual results differ from assumptions

A 10% change in the amount of services membership deferred revenue as of January 29, 2022, would have affected net earnings by approximately $26 million in fiscal 2022. While our underlying assumptions have remained relatively consistent, the amount of services membership deferred revenue has increased over the last three fiscal years, primarily due to growth in our membership program offerings.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash, cash equivalents and restricted cash generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating-rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 6, Derivative Instruments, and Note 8, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our interest rate swaps.

As of January 29, 2022, we had $3.2 billion of cash, cash equivalents and restricted cash and $500 million of debt that has been swapped to floating rate, and therefore the net balance exposed to interest rate changes was $2.7 billion. As of January 29, 2022, a 50-basis point increase in short-term interest rates would have led to an estimated $14 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $14 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to operations in our International segment. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments. Refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding these instruments.

In fiscal 2022, foreign currency exchange rate fluctuations were primarily driven by the strength of the Canadian dollar compared to the U.S. dollar compared to the prior-year period, which had a positive overall impact on our revenue as this foreign currency revenue translated into more U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net favorable impact on our revenue of approximately $217 million. The impact of foreign exchange rate fluctuations on our net earnings in fiscal 2022 was not significant.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 29, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of January 29, 2022. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended January 29, 2022, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of January 29, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of January 29, 2022 and January 30, 2021, the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Allowances — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company receives vendor allowances from certain merchandise vendors through a variety of programs intended to offset the invoice cost of inventory and for promoting and selling merchandise inventory. Allowances based on purchases are initially deferred and recorded as a reduction of merchandise inventory and are recognized as a reduction to cost of sales when the associated inventory is sold. Allowances based on sales volumes are based on merchandise sold and are calculated using an agreed upon amount for each unit sold and recognized as a reduction to cost of sales when the associated inventory is sold. Other promotional allowances not specifically related to volume of purchases or sales, such as advertising and placement, are recognized as a reduction to cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental, and identifiable costs incurred to sell a vendor’s products are recorded as an offset to the related expense when incurred.

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

Goodwill – Best Buy Health Reporting Unit — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $1,384 million as of January 29, 2022, of which $893 million was related to the Best Buy Health reporting unit. The Company uses the discounted cash flow model to estimate the fair value of the Best Buy Health reporting unit, which requires management to make subjective estimates and assumptions related to forecasts of future revenues. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Best Buy Health reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 18, 2022

We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 29, 2022, of the Company and our report dated March 18, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 18, 2022

Consolidated Balance Sheets

$ and shares in millions, except per share amounts

	January 29, 2022	January 30, 2021
Assets
Current assets
Cash and cash equivalents	$2,936	$5,494
Receivables, net	1,042	1,061
Merchandise inventories	5,965	5,612
Other current assets	596	373
Total current assets	10,539	12,540
Property and equipment
Land and buildings	671	658
Leasehold improvements	2,160	2,192
Fixtures and equipment	5,419	6,333
Property under finance leases	91	73
Gross property and equipment	8,341	9,256
Less accumulated depreciation	6,091	6,996
Net property and equipment	2,250	2,260
Operating lease assets	2,654	2,612
Goodwill	1,384	986
Other assets	677	669
Total assets	$17,504	$19,067

Liabilities and equity
Current liabilities
Accounts payable	$6,803	$6,979
Unredeemed gift card liabilities	316	317
Deferred revenue	1,103	711
Accrued compensation and related expenses	845	725
Accrued liabilities	946	972
Short-term debt	-	110
Current portion of operating lease liabilities	648	693
Current portion of long-term debt	13	14
Total current liabilities	10,674	10,521
Long-term operating lease liabilities	2,061	2,012
Long-term liabilities	533	694
Long-term debt	1,216	1,253
Contingencies and commitments (Note 13)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 227.4 shares and 256.9 shares, respectively	23	26
Additional paid-in capital	-	-
Retained earnings	2,668	4,233
Accumulated other comprehensive income	329	328
Total equity	3,020	4,587
Total liabilities and equity	$17,504	$19,067

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ and shares in millions, except per share amounts

Fiscal Years Ended	January 29, 2022	January 30, 2021	February 1, 2020
Revenue	$51,761	$47,262	$43,638
Cost of sales	40,121	36,689	33,590
Gross profit	11,640	10,573	10,048
Selling, general and administrative expenses	8,635	7,928	7,998
Restructuring charges	(34)	254	41
Operating income	3,039	2,391	2,009
Other income (expense):
Gain on sale of investments	-	1	1
Investment income and other	10	37	47
Interest expense	(25)	(52)	(64)
Earnings before income tax expense and equity in income of affiliates	3,024	2,377	1,993
Income tax expense	574	579	452
Equity in income of affiliates	4	-	-
Net earnings	$2,454	$1,798	$1,541

Basic earnings per share	$9.94	$6.93	$5.82
Diluted earnings per share	$9.84	$6.84	$5.75

Weighted-average common shares outstanding:
Basic	246.8	259.6	264.9
Diluted	249.3	263.0	268.1

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

$ in millions

Fiscal Years Ended	January 29, 2022	January 30, 2021	February 1, 2020
Net earnings	$2,454	$1,798	$1,541
Foreign currency translation adjustments, net of tax	1	(4)	1
Cash flow hedges	-	(2)	-
Reclassification of cumulative translation adjustments into earnings due to exit of business	-	39	-
Comprehensive income	$2,455	$1,831	$1,542

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	January 29, 2022	January 30, 2021	February 1, 2020
Operating activities
Net earnings	$2,454	$1,798	$1,541
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	869	839	812
Restructuring charges	(34)	254	41
Stock-based compensation	141	135	143
Deferred income taxes	14	(36)	70
Other, net	11	3	21
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	17	73	(131)
Merchandise inventories	(328)	(435)	237
Other assets	(14)	(51)	16
Accounts payable	(201)	1,676	47
Income taxes	(156)	173	(132)
Other liabilities	479	498	(100)
Total cash provided by operating activities	3,252	4,927	2,565
Investing activities
Additions to property and equipment, net of $46, $32 and $10, respectively, of non-cash capital expenditures	(737)	(713)	(743)
Purchases of investments	(233)	(620)	(330)
Sales of investments	66	546	322
Acquisitions, net of cash acquired	(468)	-	(145)
Other, net	-	(1)	1
Total cash used in investing activities	(1,372)	(788)	(895)
Financing activities
Repurchase of common stock	(3,502)	(312)	(1,003)
Issuance of common stock	29	28	48
Dividends paid	(688)	(568)	(527)
Borrowings of debt	-	1,892	-
Repayments of debt	(133)	(1,916)	(15)
Other, net	(3)	-	(1)
Total cash used in financing activities	(4,297)	(876)	(1,498)

Effect of exchange rate changes on cash	(3)	7	(1)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,420)	3,270	171
Cash, cash equivalents and restricted cash at beginning of period	5,625	2,355	2,184
Cash, cash equivalents and restricted cash at end of period	$3,205	$5,625	$2,355

Supplemental cash flow information
Income taxes paid	$716	$442	$514
Interest paid	$22	$50	$62

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts

Common Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances as of February 2, 2019	265.7	$27	$-	$2,985	$294	$3,306
Adoption of ASU 2016-02	-	-	-	(22)	-	(22)
Net earnings	-	-	-	1,541	-	1,541
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	1	1
Stock-based compensation	-	-	143	-	-	143
Issuance of common stock	4.7	-	48	-	-	48
Common stock dividends, $2.00 per share	-	-	9	(536)	-	(527)
Repurchase of common stock	(13.9)	(1)	(198)	(810)	-	(1,009)
Other	-	-	(2)	-	-	(2)
Balances as of February 1, 2020	256.5	26	-	3,158	295	3,479
Net earnings	-	-	-	1,798	-	1,798
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	-	-	-	-	(4)	(4)
Cash flow hedges	-	-	-	-	(2)	(2)
Reclassification of cumulative translation adjustments into earnings due to exit of business	-	-	-	-	39	39
Stock-based compensation	-	-	135	-	-	135
Issuance of common stock	3.5	-	28	-	-	28
Common stock dividends, $2.20 per share	-	-	12	(580)	-	(568)
Repurchase of common stock	(3.1)	-	(175)	(143)	-	(318)
Balances as of January 30, 2021	256.9	26	-	4,233	328	4,587
Net earnings	-	-	-	2,454	-	2,454
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	1	1
Stock-based compensation	-	-	141	-	-	141
Issuance of common stock	2.7	-	29	-	-	29
Common stock dividends, $2.80 per share	-	-	14	(702)	-	(688)
Repurchase of common stock	(32.2)	(3)	(184)	(3,317)	-	(3,504)
Balances as of January 29, 2022	227.4	$23	$-	$2,668	$329	$3,020

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” in these Notes to Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

We are driven by our purpose to enrich lives through technology and our vision to personalize and humanize technology solutions for every stage of life. We accomplish this by leveraging our combination of technology and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have operations in the U.S. and Canada.

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Health, CST, Current Health, Geek Squad, Lively, Magnolia, Pacific Kitchen and Home and Yardbird and the domain names bestbuy.com, currenthealth.com, lively.com and yardbird.com. All of our former stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment is now comprised of all operations in Canada under the brand names Best Buy, Best Buy Mobile and Geek Squad and the domain name bestbuy.ca. Refer to Note 3, Restructuring, for additional information on our Mexico exit.

We acquired Current Health Ltd. (“Current Health”) and Two Peaks, LLC d/b/a Yardbird Furniture (“Yardbird”) during the fourth quarter of fiscal 2022, and Critical Signal Technologies, Inc. (“CST”) and BioSensics, LLC (“BioSensics”) in fiscal 2020. Refer to Note 2, Acquisitions, for additional information.

COVID-19

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. At various times throughout fiscal 2021, we operated our stores with a contactless, curbside-only operating model and temporarily suspended in-home delivery, repair and consultation services. Throughout fiscal 2022, most of our stores remained open as we continued to navigate the pandemic and its resurgences with a focus on the health and safety of our customers and employees. We continue to offer contactless curbside pick-up, as well as digital, phone and chat options for customers who prefer to shop that way.

On March 27, 2020, in response to the COVID-19 pandemic, the U.S. Congress enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which among other things, contains provisions for deferral of the employer portion of social security taxes incurred through the end of calendar 2020 and an employee retention credit, a refundable payroll credit for 50% of wages and health benefits paid to employees not providing services due to the COVID-19 pandemic. As a result of the CARES Act, we deferred $142 million of qualified payroll taxes in fiscal 2021, of which half was repaid in fiscal 2022 and half will be repaid in fiscal 2023. We also claimed employee retention credits of $81 million in fiscal 2021 that were recorded as an offset to the related employee expenses within Selling, general and administrative (“SG&A”) expenses.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2022, fiscal 2021 and fiscal 2020 included 52 weeks.

Adopted Accounting Pronouncements

In the fourth quarter of fiscal 2022, we prospectively adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, issued by the Financial Accounting Standards Board. This ASU requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in the recognition of contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The adoption of the new standard did not have a material impact on our results of operations, cash flows or financial position.

Segment Information

Our business is organized into two reportable segments: Domestic (which is comprised of all states, districts and territories of the U.S. and our Best Buy Health business) and International (which is comprised of all operations in Canada and Mexico, prior to our exit from Mexico). Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM has ultimate responsibility for enterprise decisions, including determining resource allocation for, and monitoring the performance of, the consolidated enterprise, the Domestic reportable segment and the International reportable segment.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheets is reconciled to the total shown on our Consolidated Statements of Cash Flows as follows ($ in millions):

	January 29, 2022	January 30, 2021	February 1, 2020
Cash and cash equivalents	$2,936	$5,494	$2,229
Restricted cash included in Other current assets	269	131	126
Total cash, cash equivalents and restricted cash	$3,205	$5,625	$2,355

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market accounts, money market funds and time deposits with an original maturity of three months or less when purchased. The amounts of cash equivalents as of January 29, 2022, and January 30, 2021, were $1,584 million and $3,559 million, respectively, and the weighted-average interest rates were 0.2% and 0.6%, respectively.

Amounts included in restricted cash are primarily restricted to use for self-insurance liabilities and product protection plans provided under our Best Buy Totaltech membership offering.

Receivables

Receivables consist primarily of amounts due from vendors for various vendor funding programs, banks for customer credit card and debit card transactions, online marketplace partnerships and mobile phone network operators for device sales and commissions. Receivables are stated at their carrying values, net of a reserve for expected credit losses, which is primarily based on historical collection trends. Our allowances for uncollectible receivables were $39 million and $38 million as of January 29, 2022, and January 30, 2021, respectively. We had $52 million and $88 million of write-offs in fiscal 2022 and fiscal 2021, respectively.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or net realizable value. The weighted-average method is used to determine the cost of inventory which includes costs of in-bound freight to move inventory into our distribution centers. Also included in the cost of inventory are certain vendor allowances. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included within Cost of sales on our Consolidated Statements of Earnings.

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

Estimated useful lives by major asset category are as follows (in years):

Asset Category	Useful Life
Buildings	5-35
Leasehold improvements	5-10
Fixtures and equipment	2-15

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

In the first quarter of fiscal 2021, we concluded that the COVID-19 pandemic’s impact on our store operations was a triggering event to review for potential impairments of our store assets. As a result of this analysis, we recorded an immaterial asset impairment charge for a small number of stores within SG&A. No other triggering events were identified for the periods presented.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $491 million and $893 million, respectively, as of January 29, 2022.

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

Interest Rate Swaps

We utilized “receive fixed-rate, pay variable-rate” interest rate swaps to mitigate the effect of interest rate fluctuations on our $500 million principal amount of notes due October 1, 2028 (“2028 Notes”). Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Consolidated Statements of Earnings from the fair value of the derivatives.

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

Fair value remeasurements are based on significant unobservable inputs (Level 3). Fixed asset fair values are primarily derived using a discounted cash flow (“DCF”) model to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF model generally include our forecasts of net cash generated from investment operations, as well as an appropriate discount rate.

Insurance

We are self-insured for certain losses related to workers’ compensation, medical, general liability and auto claims; however, we obtain third-party excess insurance coverage to limit our exposure to certain claims. Some of these self-insured losses are managed through a wholly-owned insurance captive. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We utilize valuations provided by qualified, independent third-party actuaries as well as internal insurance and risk expertise. Our self-insured liabilities included on our Consolidated Balance Sheets were as follows ($ in millions):

	January 29, 2022	January 30, 2021
Accrued liabilities	$80	$101
Long-term liabilities	51	45
Total	$131	$146

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

Product Revenue

Product revenue is recognized when the customer takes physical control, either in our stores or at their home. Any fees charged to customers for delivery are a component of the transaction price and are recognized when delivery has been completed. We use delivery information to determine when to recognize revenue for delivered products and any related delivery fee revenue.

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

For technical support membership contracts (for example, our Totaltech membership offering), we are responsible for fulfilling the support services to customers. These contracts have terms ranging from one month to one year and typically contain several performance obligations. Payment for the membership contracts is due at the start of the contract period. We have determined that our contracts do not include a significant financing component. For performance obligations provided over time, we recognize revenue on a usage basis, an input method of measuring progress over the related contract term. This method is derived by analysis of historical utilization patterns as this depicts when customers use the services and, accordingly, when delivery of the performance obligation occurs. There is judgment in (1) determining the level at which we apply a portfolio approach to these contracts; (2) measuring the relative standalone selling price for performance obligations within these contracts to the extent that they are only bundled and sold to customers with other performance obligations, or alternatively, using a cost-plus margin approach; and (3) assessing the pattern of delivery across multiple portfolios of customers, including estimating current and future usage patterns. When insufficient history is available to estimate usage, we generally recognize revenue ratably over the life of the contract.

Services - When we are the agent

On behalf of third-party underwriters, we sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue at a point in time when the corresponding product revenue is recognized. In addition, in some cases we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the financial performance of the underwriter’s protection plan portfolio. We do not share in any losses of the portfolio. We record any profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs during our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year. Service and commission revenues earned from the sale of extended warranties represented 1.4%, 1.6% and 1.8% of revenue in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

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

Credit Card Revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Approximately 25% of revenue in fiscal 2022, fiscal 2021 and fiscal 2020 was transacted using one of our branded cards. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partners based on the annual performance of their corresponding portfolio, and we receive quarterly payments based on forecasts of full-year performance. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each quarter when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically quarterly. Profit-share payments occur quarterly, shortly after the end of each program quarter.

Best Buy Gift Cards

We sell Best Buy gift cards to our customers in our retail stores, online and through select third parties. Our gift cards do not expire. We recognize revenue from gift cards when the card is redeemed by the customer. We also recognize revenue for the portion of gift card values that is not expected to be redeemed (“breakage”). We estimate breakage based on historical patterns and other factors, such as laws and regulations applicable to each jurisdiction. We recognize breakage revenue using a method that is consistent with customer redemption patterns. Typically, over 90% of gift card redemptions (and therefore recognition of over 90% of gift card breakage revenue) occur within one year of issuance. There is judgment in assessing (1) the level at which we group gift cards for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of gift cards which we do not expect to be redeemed. Gift card breakage income was $49 million, $33 million and $35 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

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

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each purchase completed with us or when using our co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases. Depending on the customer’s membership level within our loyalty program, certificate expirations typically range from 2 to 6 months from the date of issuance. Our loyalty programs represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by our loyalty program members is deferred and included in Deferred revenue on our Consolidated Balance Sheets based on the percentage of points that are projected to be redeemed. We recognize revenue for this performance obligation over time when a certificate is estimated to be redeemed by the customer. There is inherent judgment in estimating the value of our customer loyalty programs as they are susceptible to factors outside of our influence, particularly customer redemption activity. However, we have significant experience in estimating the amount and timing of redemptions of certificates, based primarily on historical data.

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

Vendor Allowances

We receive funds from our merchandise vendors through a variety of programs and arrangements, primarily in the form of purchases-based or sales-based volumes and for product advertising and placement. We recognize allowances based on purchases and sales as a reduction of cost of sales when the associated inventory is sold. Allowances for advertising and placement are recognized as a reduction of cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell a vendor’s products are recorded as an offset to the related expense within SG&A when incurred.

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of digital and television advertisements, as well as support costs. Advertising expenses were $915 million, $819 million and $840 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense for the fair value of our stock-based compensation awards, which is determined based on the closing market price of our stock at the date of grant for time-based and performance-based share awards, and Monte-Carlo simulation for market-based share awards. Compensation expense is recognized on a straight-line basis over the period in which services are required, except where there are performance-based share awards that vest on a graded basis, in which case the expense for these awards is front-loaded or recognized on a graded-attribution basis. Forfeitures are expensed as incurred or upon termination.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity. In addition to net earnings, the significant component of comprehensive income (loss) includes foreign currency translation adjustments.

2.   Acquisitions

Current Health Ltd.

On November 2, 2021, we acquired all of the outstanding shares of Current Health Ltd. (“Current Health”) for net cash consideration of $389 million. Current Health is a care-at-home technology platform that brings together remote patient monitoring, telehealth and patient engagement into a single solution for healthcare organizations. The acquisition of Current Health is aligned with our focus in virtual care to enable people in their homes to connect seamlessly with their health care providers.

The acquisition was accounted for using the acquisition method of accounting for business combinations. The purchase price allocation for the assets acquired and liabilities assumed is substantially complete, but may be subject to changes as we complete our valuation analysis in fiscal 2023. The acquired assets included $351 million of goodwill that was assigned to our Best Buy Health reporting unit and was not deductible for income tax purposes. Results of operations from the date of acquisition were included within our Domestic reportable segment and our Services revenue category. The acquisition of Current Health was not material to the results of our operations.

Two Peaks, LLC d/b/a Yardbird Furniture

On November 4, 2021, we acquired all of the outstanding shares of Two Peaks, LLC d/b/a Yardbird Furniture (“Yardbird”) for net cash consideration of $79 million. The acquisition of Yardbird, a direct-to-consumer outdoor furniture company, expands our assortment in categories like outdoor living, as more and more consumers look to make over or upgrade their outdoor living spaces.

The acquisition was accounted for using the acquisition method of accounting for business combinations. The purchase price allocation for the assets acquired and liabilities assumed is substantially complete, but may be subject to changes as we complete our valuation analysis in fiscal 2023. The acquired assets included $47 million of goodwill that was assigned to our Best Buy Domestic reporting unit and was deductible for income tax purposes. Results of operations from the date of acquisition were included within our Domestic reportable segment and Other revenue category. The acquisition of Yardbird was not material to the results of our operations.

BioSensics, LLC

In fiscal 2020, we acquired the predictive healthcare technology business of BioSensics, LLC (“BioSensics”) on August 7, 2019, for net cash consideration of $20 million. The acquired assets included $19 million of goodwill that was assigned to our Best Buy Domestic reporting unit and was deductible for tax purposes. The acquisition currently supports our health strategy and is included in our Domestic reportable segment. The transaction was accounted for as a business combination and was not material to the results of our operations.

Critical Signal Technologies, Inc.

In fiscal 2020, we acquired all of the outstanding shares of Critical Signal Technologies, Inc. (“CST”), a health services company, on May 9, 2019, for net cash consideration of $125 million. The acquired assets included $52 million of goodwill that was assigned to our Best Buy Health reporting unit and was not deductible for income tax purposes. The acquisition of CST is aligned with our strategy to address health and wellness with a focus on aging seniors and how technology can help them live longer in their homes and is included in our Domestic reportable segment and Services revenue category. The acquisition was accounted for using the acquisition method of accounting for business combinations and was not material to the results of our operations.

3.   Restructuring

Restructuring charges were as follows ($ in millions):

	2022	2021	2020
Mexico Exit and Strategic Realignment(1)	$(41)	$277	$-
Fiscal 2020 U.S. Retail Operating Model Changes	1	-	41
Total	$(40)	$277	$41

(1)Includes ($6) million and $23 million related to inventory markdowns recorded in Cost of sales on our Consolidated Statements of Earnings in fiscal 2022 and fiscal 2021, respectively.

Mexico Exit and Strategic Realignment

The COVID-19 pandemic has had significant impacts on, for example, the economic conditions of the markets in which we operate, customer shopping behaviors, the role of technology in peoples’ lives and the way we meet their needs. In light of these changes, we are adapting our strategy to ensure that our focus and resources are closely aligned with the opportunities we see in front of us. As a result, in the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico and began taking other actions to more broadly align our organizational structure in support of our strategy.

Charges incurred in our International segment primarily related to our decision to exit our operations in Mexico. All remaining stores in Mexico were closed in the first quarter of fiscal 2022, and we do not expect to incur material future restructuring charges. Charges incurred in our Domestic segment primarily related to actions taken to align our organizational structure in support of our strategy. As we continue to evolve our strategy, it is possible that we will incur material future restructuring costs, but we are unable to forecast the timing and magnitude of such costs.

All charges incurred related to the exit from Mexico and strategic realignment described above were from continuing operations and were presented as follows ($ in millions):

		2022
	Statement of Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$(6)	$(6)
Asset impairments(1)	Restructuring charges	-	6	6
Termination benefits	Restructuring charges	(40)	(1)	(41)
		$(40)	$(1)	$(41)

		2021
	Statement of Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$23	$23
Asset impairments(1)	Restructuring charges	10	57	67
Termination benefits	Restructuring charges	123	20	143
Currency translation adjustment	Restructuring charges	-	39	39
Other(2)	Restructuring charges	-	5	5
		$133	$144	$277

		Cumulative Amount as of January 29, 2022
	Statement of Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$17	$17
Asset impairments(1)	Restructuring charges	10	63	73
Termination benefits	Restructuring charges	83	19	102
Currency translation adjustment	Restructuring charges	-	39	39
Other(2)	Restructuring charges	-	5	5
		$93	$143	$236

(1)Remaining net carrying value of asset impairments approximates fair value and was immaterial as of January 29, 2022, and January 30, 2021.

(2)Other charges are primarily comprised of contract termination costs.

Restructuring accrual activity related to the exit from Mexico and strategic realignment described above was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances as of February 1, 2020	$-	$-	$-
Charges	123	20	143
Cash payments	(19)	-	(19)
Balances as of January 30, 2021	104	20	124
Charges	4	-	4
Cash payments	(57)	(18)	(75)
Adjustments(1)	(44)	(1)	(45)
Changes in foreign currency exchange rates	-	(1)	(1)
Balances as of January 29, 2022	$7	$-	$7

(1)Represents adjustments to previously planned organizational changes in our Domestic segment and higher-than-expected employee retention in both our Domestic and International segments.

Fiscal 2020 U.S. Retail Operating Model Changes

In the second quarter of fiscal 2020, we made changes primarily related to our U.S. retail operating model to increase organization effectiveness and create a more seamless customer experience across all channels. All charges incurred, including $11 million related to a voluntary early retirement offer, related to termination benefits within our Domestic segment and were presented within Restructuring charges from continuing operations on our Consolidated Statements of Earnings. As of January 29, 2022, the cumulative amount of charges incurred was $42 million and no material liability remains.

4.   Goodwill and Intangible Assets

Goodwill

Goodwill balances by reportable segment were as follows ($ in millions):

	January 29, 2022		January 30, 2021
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,451	$(67)	$1,053	$(67)
International	608	(608)	608	(608)
Total	$2,059	$(675)	$1,661	$(675)

In the first quarter of fiscal 2021, we completed a review for potential impairments of our goodwill as a result of the COVID-19 pandemic’s impact on our store operations, concluding that no impairment had occurred. A similar conclusion was reached upon completion of our annual goodwill impairment review during the fourth quarters of fiscal 2021 and fiscal 2022. As a result, no goodwill impairment charges were recorded for the periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Consolidated Balance Sheets as follows ($ in millions):

	January 29, 2022		January 30, 2021		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of January 29, 2022 (in years)
Customer relationships	$360	$180	$339	$124	5.8
Tradenames	108	38	81	24	2.6
Developed technology	64	39	56	27	2.9
Total	$532	$257	$476	$175	4.7

Amortization expense was as follows ($ in millions):

	Statement of Earnings Location	2022	2021	2020
Amortization expense	SG&A	$82	$80	$72

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amount
Fiscal 2023	$86
Fiscal 2024	60
Fiscal 2025	22
Fiscal 2026	21
Fiscal 2027	18
Thereafter	68

5.   Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets accounted for at fair value were as follows ($ in millions):

		Fair Value	Fair Value at
Assets	Balance Sheet Location(1)	Hierarchy	January 29, 2022	January 30, 2021
Money market funds(2)	Cash and cash equivalents	Level 1	$548	$1,575
Time deposits(3)	Cash and cash equivalents	Level 2	278	865
Time deposits(3)	Other current assets	Level 2	-	65
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	54	53
Interest rate swap derivative instruments(5)	Other assets	Level 2	50	91

(1)Balance sheet location is determined by the length to maturity.

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

Nonrecurring Fair Value Measurements

In fiscal 2022 and fiscal 2021, we recorded asset impairments related to our decision to exit our operations in Mexico. See Note 3, Restructuring, for additional information regarding the charges incurred and the net carrying value of assets remaining.

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

Long-term debt is presented at carrying value on our Consolidated Balance Sheets. If our long-term debt was recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	January 29, 2022		January 30, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,205	$1,200	$1,331	$1,241

(1)Excludes debt discounts, issuance costs and finance lease obligations.

6.   Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations, and interest rate swaps to mitigate the effect of interest rate fluctuations on our 2028 Notes. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Consolidated Balance Sheets at fair value. See Note 5, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

	Notional Amount
Contract Type	January 29, 2022	January 30, 2021
Derivatives designated as net investment hedges	$155	$153
Derivatives designated as interest rate swap contracts	500	500
No hedging designation (foreign exchange forward contracts)	68	51
Total	$723	$704

Effects of our derivative instruments on our Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
Contract Type	Statement of Earnings Location	2022	2021
Interest rate swap contracts	Interest expense	$(41)	$2
Adjustments to carrying value of long-term debt	Interest expense	41	(2)
Total		$-	$-

7.   Leases

Supplemental balance sheet information related to our leases was as follows ($ in millions):

	Balance Sheet Location	January 29, 2022	January 30, 2021
Assets
Operating leases	Operating lease assets	$2,654	$2,612
Finance leases	Property under finance leases, net(1)	45	37
Total lease assets		$2,699	$2,649
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$648	$693
Finance leases	Current portion of long-term debt	13	14
Non-current:
Operating leases	Long-term operating lease liabilities	2,061	2,012
Finance leases	Long-term debt	27	24
Total lease liabilities		$2,749	$2,743

(1)Finance leases were recorded net of accumulated depreciation of $46 million and $36 million as of January 29, 2022, and January 30, 2021, respectively.

Components of our total lease cost were as follows ($ in millions):

	Statement of Earnings Location	2022	2021
Operating lease cost(1)	Cost of sales and SG&A(2)	$770	$777
Finance lease cost:
Depreciation of lease assets	Cost of sales and SG&A(2)	13	13
Interest on lease liabilities	Interest expense	1	1
Variable lease cost	Cost of sales and SG&A(2)	238	249
Sublease income	SG&A	(13)	(16)
Total lease cost		$1,009	$1,024

(1)Includes short-term leases, which are immaterial.

(2)Supply chain-related amounts are included in Cost of sales.

Other information related to our leases was as follows ($ in millions):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$814	$795
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	18	15
Lease assets obtained in exchange for new lease liabilities:
Operating leases	759	608
Finance leases	21	33
Weighted average remaining lease term (in years):
Operating leases	5.1	5.1
Finance leases	5.0	5.6
Weighted average discount rate:
Operating leases	2.5%	2.9%
Finance leases	2.4%	2.9%

Future lease payments under our non-cancellable leases as of January 29, 2022, were as follows ($ in millions):

	Operating Leases(1)	Finance Leases(1)
Fiscal 2023	$706	$15
Fiscal 2024	644	12
Fiscal 2025	521	8
Fiscal 2026	390	4
Fiscal 2027	277	1
Thereafter	354	4
Total future undiscounted lease payments	2,892	44
Less imputed interest	183	4
Total reported lease liability	$2,709	$40

(1)Lease payments exclude $51 million of legally binding fixed costs for leases signed but not yet commenced.

8.   Debt

Short-Term Debt

U.S. Revolving Credit Facility

On May 18, 2021, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Five Year Facility Agreement”) with a syndicate of banks. The Five Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was originally scheduled to expire in April 2023, but was terminated on May 18, 2021. The Five Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five Year Facility Agreement as of January 29, 2022, or under the Previous Facility as of January 30, 2021.

The interest rate under the Five Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.’s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) the one-month London Interbank Offered Rate (“LIBOR”), subject to certain adjustments plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) the LIBOR plus a variable margin rate (the “LIBOR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, LIBOR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.225%, the LIBOR Margin ranges from 0.805% to 1.225%, and the facility fee ranges from 0.07% to 0.15%. Additionally, the Five Year Facility Agreement includes fallback language related to the transition from LIBOR to alternative rates. The Five Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries’ abilities to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and other fundamental changes; or engage in certain transactions with affiliates.

The Five Year Facility Agreement also contains covenants that require us to maintain a maximum cash flow leverage ratio. The Five Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Bank Advance

In conjunction with a solar energy investment, we were advanced $110 million due October 31, 2021. The advance was recorded within Short-term debt on our Consolidated Balance Sheets as of January 30, 2021, and bore interest at 0.14%. This advance was repaid on October 29, 2021.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	January 29, 2022	January 30, 2021
2028 Notes	$500	$500
2030 Notes	650	650
Interest rate swap valuation adjustments	50	91
Subtotal	1,200	1,241
Debt discounts and issuance costs	(11)	(12)
Finance lease obligations	40	38
Total long-term debt	1,229	1,267
Less: current portion	13	14
Total long-term debt, less current portion	$1,216	$1,253

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

2030 Notes

In October 2020, we issued $650 million principal amount of notes due October 1, 2030, (the “2030 Notes”) that bear interest at a fixed rate of 1.95% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021. Net proceeds from the issuance were $642 million after underwriting and issuance discounts totaling $8 million.

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

As of January 29, 2022, we do not have any future maturities of long-term debt within the next five fiscal years.

9.   Shareholders’ Equity

Stock Compensation Plans

The Best Buy Co., Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) approved by shareholders in June 2020 authorizes us to issue up to 18.6 million shares plus the remaining unused shares available for issuance under the Best Buy Co., Inc. Amended and Restated 2014 Omnibus Incentive Plan (the “2014 Plan”). In addition, shares subject to any outstanding awards under our prior stock incentive plans that are forfeited, cancelled or reacquired by the Company are available for reissuance under the 2020 Plan. The 2014 Plan was terminated as to the grant of any additional awards, but prior awards remain outstanding and continue to vest in accordance with the original terms of such plan.

The 2020 Plan authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. We have not granted incentive stock options. Under the terms of the 2020 Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the 2020 Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors (“Board”) at the time of grant. Dividend equivalents accrue on restricted stock and restricted stock units during the vesting period, are forfeitable prior to the vesting date and are settled in shares of our common stock at the vesting or distribution date. As of January 29, 2022, a total of 19.4 million shares were available for future grants under the 2020 Plan.

Stock-based compensation expense was as follows ($ in millions):

	2022	2021	2020
Share awards:
Time-based	$109	$99	$95
Performance-based	17	21	28
Market-based	12	11	13
Stock options	3	4	7
Stock-based compensation expense	141	135	143
Income tax benefits	26	25	26
Stock-based compensation expense, net of tax	$115	$110	$117

Time-Based Share Awards

Time-based share awards vest solely upon continued employment, generally 33% on each of the three annual anniversary dates following the grant date. Time-based share awards to directors vest one year from the date of grant. Information on our time-based share awards was as follows (shares in thousands):

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of January 30, 2021	3,843	$58.94
Granted	1,454	$118.90
Vested and distributed	(1,646)	$88.62
Forfeited	(255)	$76.94
Outstanding as of January 29, 2022	3,396	$80.30

The total fair value vested and distributed during fiscal 2022, fiscal 2021 and fiscal 2020 was $194 million, $145 million and $129 million, respectively. The actual tax benefits realized for the tax deductions related to vesting in fiscal 2022, fiscal 2021 and fiscal 2020 was $41 million, $33 million and $28 million, respectively. As of January 29, 2022, there was $180 million of unrecognized compensation expense related to non-vested time-based share awards that we expect to recognize over a weighted-average period of 1.9 years.

Performance-Based Share Awards

Performance-based share awards vest upon the achievement of company performance goals based upon compound annual growth in enterprise revenue (“CAGR”) and attainment of net earnings (“adjusted net earnings”). The number of shares of common stock that could be distributed at the end of the three-year CAGR-incentive period may range from 0% to 150% of each share granted (“target”). Shares are granted at 100% of target. Awards based on adjusted net earnings vest 33% on each of the three annual anniversary dates following the grant date if the adjusted net earnings goal has been met. Information on our performance-based share awards was as follows (shares in thousands):

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of January 30, 2021	929	$63.20
Granted	99	$118.19
Adjustment for performance achievement	78	$72.24
Distributed	(366)	$69.29
Forfeited	(67)	$55.56
Outstanding as of January 29, 2022	673	$68.40

The total fair value distributed during fiscal 2022, fiscal 2021 and fiscal 2020 was $43 million, $28 million and $19 million, respectively. The actual tax benefits realized for the tax deductions related to distributions in fiscal 2022, fiscal 2021 and fiscal 2020 were $3 million, $5 million and $4 million, respectively. As of January 29, 2022, there was $10 million of unrecognized compensation expense related to non-vested performance-based share awards that we expect to recognize over a weighted-average period of 1.5 years.

Market-Based Share Awards

Market-based share awards vest at the end of a three-year incentive period based upon our total shareholder return ("TSR") compared to the TSR of companies that comprise Standard & Poor's 500 Index. The number of shares of common stock that could be distributed at the end of the three-year TSR-incentive period may range from 0% to 150% of each share granted (“target”). Shares are granted at 100% of target. Information on our market-based share awards was as follows (shares in thousands):

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of January 30, 2021	558	$65.88
Granted	147	$132.21
Adjustment for performance achievement	76	$74.30
Distributed	(225)	$74.30
Forfeited	(32)	$65.49
Outstanding as of January 29, 2022	524	$80.78

The total fair value distributed during fiscal 2022, fiscal 2021 and fiscal 2020 was $27 million, $37 million and $70 million, respectively. The actual tax benefits realized for the tax deductions related to distributions in fiscal 2022, fiscal 2021 and fiscal 2020 was $3 million, $8 million and $16 million, respectively. As of January 29, 2022, there was $15 million of unrecognized compensation expense related to non-vested market-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

Stock Options

Our outstanding stock options have a 10-year term and generally vest 33% on each of the three annual anniversary dates following the grant date. Information on our stock options was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 30, 2021	1,272	$57.83
Exercised	(320)	$57.49
Forfeited	(117)	$61.91
Outstanding as of January 29, 2022	835	$57.39	6.1	$34
Vested or expected to vest as of January 29, 2022	835	$57.39	6.1	$34
Exercisable as of January 29, 2022	295	$43.83	4.6	$16

No stock options were granted in fiscal 2022. The weighted-average grant-date fair value of stock options granted during fiscal 2021 and fiscal 2020 was $19.89 and $19.81 per share, respectively. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2022, fiscal 2021 and fiscal 2020 was $19 million, $21 million and $59 million, respectively. As of January 29, 2022, there was $3 million of unrecognized compensation expense related to stock options that we expect to recognize over a weighted-average period of 1.1 years.

Net cash proceeds from the exercise of stock options were $18 million, $20 million and $40 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. There was $2 million, $5 million and $14 million of income tax benefits realized from stock option exercises in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

We estimated the fair value of each stock option on the date of grant using a lattice valuation model with the following assumptions:

Valuation Assumptions	2021			2020
Risk-free interest rate(1)	0.1%	-	0.9%	1.9%	-	2.5%
Expected dividend yield	2.9%			2.9%
Expected stock price volatility(2)	56%			36%
Expected life of stock options (in years)(3)	6.3			7.4

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

As of January 29, 2022, options to purchase common stock were all in-the-money and outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	0.3	35	$43.83	0.5	65	$64.80	0.8	100	$57.39

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	2022	2021	2020
Numerator
Net earnings	$2,454	$1,798	$1,541
Denominator
Weighted-average common shares outstanding	246.8	259.6	264.9
Dilutive effect of stock compensation plan awards	2.5	3.4	3.2
Weighted-average common shares outstanding, assuming dilution	249.3	263.0	268.1

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.1	-	0.8

Basic earnings per share	$9.94	$6.93	$5.82
Diluted earnings per share	$9.84	$6.84	$5.75

Repurchase of Common Stock

On February 16, 2021, our Board approved a $5.0 billion share repurchase program. On February 28, 2022, our Board approved a new $5.0 billion share repurchase program, replacing the then-existing program, which had $1.6 billion remaining available for repurchases as of January 29, 2022. There is no expiration date governing the period over which we can repurchase shares under this authorization. We temporarily suspended all share repurchases from March to November of fiscal 2021 to preserve liquidity in light of COVID-19-related uncertainties. On May 27, 2021, we announced our plan to repurchase more than $2.5 billion of shares in fiscal 2022.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	2022	2021	2020
Total cost of shares repurchased	$3,504	$318	$1,009
Average price per share	$108.97	$102.63	$72.34
Number of shares repurchased and retired	32.2	3.1	14.0

On March 3, 2022, we announced our plans to spend approximately $1.5 billion on share repurchases in fiscal 2023. Between the end of fiscal 2022 on January 29, 2022, and March 16, 2022, we repurchased an incremental 2.4 million shares of our common stock at a cost of $239 million.

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

	January 29, 2022	January 30, 2021
Receivables(1)	$591	$618
Short-term contract liabilities included in:
Unredeemed gift cards	316	317
Deferred revenue	1,103	711
Accrued liabilities	83	71

(1)Receivables are recorded net of allowances for doubtful accounts of $31 million and $32 million as of January 29, 2022, and January 30, 2021, respectively.

During fiscal 2022 and fiscal 2021, $924 million and $923 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

See Note 14, Segment and Geographic Information, for information on our revenue by reportable segment and product category.

11.   Income Taxes

Reconciliations of the federal statutory income tax rate to income tax expense were as follows ($ in millions):

	2022	2021	2020
Federal income tax at the statutory rate	$635	$499	$419
State income taxes, net of federal benefit	88	72	59
Change in unrecognized tax benefits	(88)	20	19
Expense (benefit) from foreign operations	(8)	20	(21)
Other	(53)	(32)	(24)
Income tax expense	$574	$579	$452
Effective income tax rate	19.0%	24.3%	22.7%

Earnings before income tax expense and equity in income of affiliates by jurisdiction were as follows ($ in millions):

	2022	2021	2020
United States	$2,677	$2,203	$1,704
Foreign	347	174	289
Earnings before income tax expense and equity in income of affiliates	$3,024	$2,377	$1,993

Income tax expense (benefit) was comprised of the following ($ in millions):

	2022	2021	2020
Current:
Federal	$367	$447	$261
State	132	117	73
Foreign	61	51	48
	560	615	382
Deferred:
Federal	22	(25)	56
State	(9)	(16)	8
Foreign	1	5	6
	14	(36)	70
Income tax expense	$574	$579	$452

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	January 29, 2022	January 30, 2021
Deferred revenue	$76	$67
Compensation and benefits	156	122
Stock-based compensation	31	29
Other accrued expenses	46	64
Operating lease liabilities	707	698
Loss and credit carryforwards	143	143
Other	45	48
Total deferred tax assets	1,204	1,171
Valuation allowance	(128)	(127)
Total deferred tax assets after valuation allowance	1,076	1,044

Inventory	(24)	(13)
Property and equipment	(270)	(258)
Operating lease assets	(676)	(662)
Goodwill and intangibles	(64)	(55)
Other	(39)	(39)
Total deferred tax liabilities	(1,073)	(1,027)
Net deferred tax assets	$3	$17

Deferred taxes were presented as follows ($ in millions):

Balance Sheet Location	January 29, 2022	January 30, 2021
Other assets	$25	$17
Long-term liabilities	(22)	-
Net deferred tax assets	$3	$17

As of January 29, 2022, we had deferred tax assets for net operating loss carryforwards from international operations of $108 million, of which $93 million will expire in various years through 2038 and the remaining amounts have no expiration; acquired U.S. federal net operating loss carryforwards of $11 million, of which $4 million will expire in various years between 2025 and 2029 and the remaining amounts have no expiration; U.S. federal foreign tax credit carryforwards of $7 million, which expire between 2024 and 2032; state credit carryforwards of $3 million, which expire between 2023 and 2028; state net operating loss carryforwards of $5 million, which expire between 2023 and 2041; international credit carryforwards of $1 million, which have no expiration; and international capital loss carryforwards of $8 million, which have no expiration.

As of January 29, 2022, a valuation allowance of $128 million had been established, of which $7 million is against U.S. federal foreign tax credit carryforwards, $10 million is against international, federal and state capital loss carryforwards, $110 million is against international, acquired federal and state net operating loss carryforwards, and $1 million is against international and state credit carryforwards. The $1 million increase in fiscal 2022 is primarily due to acquired international and federal net operating loss carryforwards and the current year loss activity from international net operating loss carryforwards, partially offset by the expiration of certain international net operating loss carryforwards and the exchange rate impact on the valuation allowance against certain international net operating loss carryforwards.

Reconciliations of changes in unrecognized tax benefits were as follows ($ in millions):

	2022	2021	2020
Balances at beginning of period	$327	$318	$300
Gross increases related to prior period tax positions	3	17	1
Gross decreases related to prior period tax positions(1)	(103)	(25)	(5)
Gross increases related to current period tax positions	28	29	34
Settlements with taxing authorities	(7)	(1)	-
Lapse of statute of limitations	(13)	(11)	(12)
Balances at end of period	$235	$327	$318

(1)Represents multi-jurisdiction, multi-year non-cash benefits from the resolution of certain discrete tax matters.

Unrecognized tax benefits of $214 million, $307 million and $300 million as of January 29, 2022, January 30, 2021, and February 1, 2020, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the “unrecognized tax benefits” above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest income of $20 million, interest expense of $4 million and interest expense of $11 million was recognized in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. As of January 29, 2022, January 30, 2021, and February 1, 2020, we had accrued interest of $46 million, $74 million and $67 million, respectively.

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

12.   Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. We match 100% of the first 3% of participating employees’ contributions and 50% of the next 2%. Employer contributions vest immediately. In fiscal 2021, we temporarily suspended the employer contribution match from June 1, 2020, to November 6, 2020, due to uncertainty surrounding the impact of COVID-19. Total employer contributions were $77 million, $44 million and $73 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.

We offer a non-qualified, unfunded deferred compensation plan for highly-compensated employees and members of our Board. Amounts contributed and deferred under the plan are invested in options offered under the plan and elected by the participants. The liability for compensation deferred under the plan was $24 million and $25 million as of January 29, 2022, and January 30, 2021, respectively, and is included in Long-term liabilities on our Consolidated Balance Sheets. See Note 5, Fair Value Measurements, for the fair value of assets held for deferred compensation.

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

We had outstanding letters of credit with an aggregate fair value of $74 million as of January 29, 2022.

14.   Segment and Geographic Information

Reportable segment and product category revenue information was as follows ($ in millions):

	2022	2021	2020
Revenue by reportable segment
Domestic	$47,830	$43,293	$40,114
International	3,931	3,969	3,524
Total revenue	$51,761	$47,262	$43,638

	2022	2021	2020
Revenue by product category
Domestic:
Computing and Mobile Phones	$20,693	$19,799	$17,819
Consumer Electronics	15,009	13,022	13,129
Appliances	6,784	5,489	4,493
Entertainment	2,963	2,769	2,388
Services	2,190	2,082	2,126
Other	191	132	159
Total Domestic revenue	$47,830	$43,293	$40,114
International:
Computing and Mobile Phones	$1,785	$1,854	$1,580
Consumer Electronics	1,194	1,189	1,163
Appliances	383	384	317
Entertainment	312	310	209
Services	190	170	199
Other	67	62	56
Total International revenue	$3,931	$3,969	$3,524

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates, as well as asset information by reportable segment, were as follows ($ in millions):

	2022	2021	2020
Operating income by reportable segment
Domestic(1)	$2,795	$2,348	$1,907
International	244	43	102
Total operating income	3,039	2,391	2,009
Other income (expense):
Gain on sale of investments	-	1	1
Investment income and other	10	37	47
Interest expense	(25)	(52)	(64)
Earnings before income tax expense and equity in income of affiliates	$3,024	$2,377	$1,993
Assets
Domestic	$16,016	$17,625	$14,247
International	1,488	1,442	1,344
Total assets	$17,504	$19,067	$15,591
Capital expenditures
Domestic	$691	$680	$691
International	46	33	52
Total capital expenditures	$737	$713	$743
Depreciation
Domestic	$738	$704	$681
International	49	55	59
Total depreciation	$787	$759	$740

(1)The Domestic segment operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

Geographic information was as follows ($ in millions):

	2022	2021	2020
Revenue from external customers
U.S.	$47,830	$43,293	$40,114
Canada	3,911	3,600	3,125
Other	20	369	399
Total revenue from external customers	$51,761	$47,262	$43,638
Property and equipment, net
U.S.	$2,128	$2,135	$2,150
Canada	120	122	140
Other	2	3	38
Total property and equipment, net	$2,250	$2,260	$2,328

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. Our Disclosure Committee meets on a quarterly basis and more often if necessary.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of January 29, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended January 29, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2022 Regular Meeting of Shareholders (the “2022 Proxy Statement”), which is expected to be filed with the SEC on or before May 27, 2022.

Code of Ethics

We adopted a Code of Ethics that applies to our directors and all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Ethics is available on our website at www.investors.bestbuy.com. A copy of our Code of Ethics may also be obtained, without charge, upon written request to Best Buy Co., Inc. Investor Relations Department at 7601 Penn Avenue South, Richfield, MN 55423-3645.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within two business days of any such amendment or waiver on our website at www.investors.bestbuy.com.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the applicable information in the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the applicable information in the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item related to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the applicable information in the 2022 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

3. Exhibits:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	3.1	6/12/2020
3.2	Amended and Restated By-Laws	8-K	3.1	6/14/2018
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Third Supplemental Indenture, dated as of September 27, 2018, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor	8-K	4.1	9/27/2018
4.3	Form of 4.450% Notes due 2028 (included in Exhibit 4.2)
4.4	Fourth Supplemental Indenture, dated as of October 1, 2020, to the Indenture, dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	10/1/2020
4.5	Form of 1.950% Notes due 2030 (included in Exhibit 4.4)
10.1	Five-Year Credit Agreement dated as of May 18, 2021, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	5/20/2021
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.4	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.5	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.6	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.7	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.8	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	S-8	99	6/17/2014
*10.9	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.10	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.11	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.12	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.13	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.14	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares	10-Q	10.1	6/5/2017
*10.15	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units	10-Q	10.2	6/5/2017
*10.16	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan	S-8	99	6/21/2017
*10.17	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)	10-Q	10.2	9/5/2017
*10.18	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Shares	10-Q	10.1	6/8/2018
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Stock Units	10-Q	10.2	6/8/2018
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Directors	10-Q	10.1	9/10/2018
*10.21	Employment Agreement, dated April 13, 2019, between Corie Barry and Best Buy Co., Inc.	8-K	10.2	4/15/2019
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Shares	10-Q	10.1	6/7/2019
*10.23	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Stock Units	10-Q	10.2	6/7/2019
*10.24	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Directors	10-Q	10.1	9/6/2019
*10.25	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Shares	10-Q	10.2	5/27/2020
*10.26	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Stock Units	10-Q	10.3	5/27/2020
*10.27	Best Buy Co., Inc. 2020 Omnibus Incentive Plan	10-K	10.32	3/19/2021
*10.28	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Directors	10-Q	10.2	8/31/2020
*10.29	Best Buy Severance Plan and Summary Plan Description (January 31, 2021)	10-K	10.34	3/19/2021
*10.30	Form of Employment Separation and General Release Agreement	10-Q	10.2	6/4/2021
*10.31	Employment Separation and Release Agreement between R. Michael Mohan and Best Buy Co., Inc.	10-Q	10.3	6/4/2021
*10.32	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Shares				X
*10.33	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Stock Units				X
*10.34	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Directors	10-Q	10.2	8/31/2021
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following financial information from our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on March 18, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets at January 29, 2022, and January 30, 2021, (ii) the consolidated statements of earnings for the years ended January 29, 2022, January 30, 2021, and February 1, 2020, (iii) the consolidated statements of comprehensive income for the years ended January 29, 2022, January  30,  2021, and February 1, 2020, (iv) the consolidated statements of cash flows for the years ended January 29, 2022, January 30, 2021, and February 1, 2020, (v) the consolidated statements of changes in shareholders' equity for the years ended January 29, 2022, January 30, 2021, and February 1, 2020, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on March 18, 2022, formatted in iXBRL (included as Exhibit 101).

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

Signature	Title	Date

/s/ Corie Barry	Chief Executive Officer	March 18, 2022
Corie Barry	(principal executive officer)

/s/ Matthew Bilunas	Chief Financial Officer	March 18, 2022
Matthew Bilunas	(principal financial officer)

/s/ Mathew R. Watson	Senior Vice President, Finance - Controller and Chief Accounting Officer	March 18, 2022
Mathew R. Watson	(principal accounting officer)

/s/ J. Patrick Doyle	Chairman	March 18, 2022
J. Patrick Doyle

/s/ Lisa M. Caputo	Director	March 18, 2022
Lisa M. Caputo

/s/ David W. Kenny	Director	March 18, 2022
David W. Kenny

/s/ Mario J. Marte	Director	March 18, 2022
Mario J. Marte

/s/ Karen A. Mcloughlin	Director	March 18, 2022
Karen A. Mcloughlin

/s/ Thomas L. Millner	Director	March 18, 2022
Thomas L. Millner

/s/ Claudia F. Munce	Director	March 18, 2022
Claudia F. Munce

/s/ Richelle P. Parham	Director	March 18, 2022
Richelle P. Parham

/s/ Steven E. Rendle	Director	March 18, 2022
Steven E. Rendle

/s/ Eugene A. Woods	Director	March 18, 2022
Eugene A. Woods