Form 10-Q
period 2022-04-30
BEST BUY CO INC
filed 2022-06-02
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

The registrant had 225,168,407 shares of common stock outstanding as of May 31, 2022.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2022

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Current assets
Cash and cash equivalents	$640	$2,936	$4,278
Short-term investments	-	-	60
Receivables, net	804	1,042	850
Merchandise inventories	6,258	5,965	5,721
Other current assets	613	596	359
Total current assets	8,315	10,539	11,268
Property and equipment, net	2,251	2,250	2,233
Operating lease assets	2,704	2,654	2,563
Goodwill	1,385	1,384	986
Other assets	596	677	655
Total assets	$15,251	$17,504	$17,705

Liabilities and equity
Current liabilities
Accounts payable	$5,492	$6,803	$6,360
Unredeemed gift card liabilities	284	316	297
Deferred revenue	1,101	1,103	734
Accrued compensation and related expenses	336	845	493
Accrued liabilities	771	946	978
Short-term debt	-	-	110
Current portion of operating lease liabilities	636	648	654
Current portion of long-term debt	15	13	15
Total current liabilities	8,635	10,674	9,641
Long-term operating lease liabilities	2,121	2,061	1,983
Long-term debt	1,170	1,216	1,229
Long-term liabilities	558	533	694
Contingencies (Note 10)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 224.6 million, 227.4 million and 250.4 million shares, respectively	22	23	25
Additional paid-in capital	-	-	33
Retained earnings	2,417	2,668	3,762
Accumulated other comprehensive income	328	329	338
Total equity	2,767	3,020	4,158
Total liabilities and equity	$15,251	$17,504	$17,705

NOTE: The Consolidated Balance Sheet as of January 29, 2022, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

Three Months Ended
April 30, 2022		May 1, 2021
Revenue	$10,647	$11,637
Cost of sales	8,294	8,922
Gross profit	2,353	2,715
Selling, general and administrative expenses	1,890	1,988
Restructuring charges	1	(42)
Operating income	462	769
Other income (expense):
Investment income (expense) and other	(5)	3
Interest expense	(6)	(6)
Earnings before income tax expense and equity in income of affiliates	451	766
Income tax expense	110	172
Equity in income of affiliates	-	1
Net earnings	$341	$595

Basic earnings per share	$1.50	$2.35
Diluted earnings per share	$1.49	$2.32

Weighted-average common shares outstanding:
Basic	226.8	253.1
Diluted	228.4	256.7

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Net earnings	$341	$595
Foreign currency translation adjustments, net of tax	(1)	10
Comprehensive income	$340	$605

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Operating activities
Net earnings	$341	$595
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation and amortization	224	216
Restructuring charges	1	(42)
Stock-based compensation	39	37
Other, net	12	6
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	238	210
Merchandise inventories	(297)	(90)
Other assets	4	(6)
Accounts payable	(1,296)	(630)
Income taxes	63	113
Other liabilities	(713)	(304)
Total cash provided by (used in) operating activities	(1,384)	105

Investing activities
Additions to property and equipment	(215)	(161)
Purchases of investments	(1)	(90)
Other, net	3	(2)
Total cash used in investing activities	(213)	(253)

Financing activities
Repurchase of common stock	(455)	(927)
Dividends paid	(199)	(175)
Other, net	4	13
Total cash used in financing activities	(650)	(1,089)

Effect of exchange rate changes on cash and cash equivalents	2	5
Decrease in cash, cash equivalents and restricted cash	(2,245)	(1,232)
Cash, cash equivalents and restricted cash at beginning of period	3,205	5,625
Cash, cash equivalents and restricted cash at end of period	$960	$4,393

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 29, 2022	227.4	$23	$-	$2,668	$329	$3,020
Net earnings, three months ended April 30, 2022	-	-	-	341	-	341
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(1)	(1)
Stock-based compensation	-	-	39	-	-	39
Issuance of common stock	1.7	-	9	-	-	9
Common stock dividends, $0.88 per share	-	-	4	(203)	-	(199)
Repurchase of common stock	(4.5)	(1)	(52)	(389)	-	(442)
Balances at April 30, 2022	224.6	$22	$-	$2,417	$328	$2,767

Balances at January 30, 2021	256.9	$26	$-	$4,233	$328	$4,587
Net earnings, three months ended May 1, 2021	-	-	-	595	-	595
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	10	10
Stock-based compensation	-	-	37	-	-	37
Issuance of common stock	1.9	-	19	-	-	19
Common stock dividends, $0.70 per share	-	-	3	(178)	-	(175)
Repurchase of common stock	(8.4)	(1)	(26)	(888)	-	(915)
Balances at May 1, 2021	250.4	$25	$33	$3,762	$338	$4,158

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. The first three months of fiscal 2023 and fiscal 2022 included 13 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from April 30, 2022, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for the reported periods.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	April 30, 2022	January 29, 2022	May 1, 2021
Cash and cash equivalents	$640	$2,936	$4,278
Restricted cash included in Other current assets	320	269	115
Total cash, cash equivalents and restricted cash	$960	$3,205	$4,393

Amounts included in restricted cash are primarily restricted to use for product protection plans provided under our Best Buy Totaltech membership offering and self-insurance liabilities.

2. Restructuring

Mexico Exit and Strategic Realignment

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

All charges incurred related to the exit from Mexico and strategic realignment described above were from continuing operations and were presented as follows ($ in millions):

	Statement of	Three Months Ended May 1, 2021			Cumulative as of April 30, 2022
	Earnings Location	Domestic	International	Total	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$(6)	$(6)	$-	$17	$17
Asset impairments(1)	Restructuring charges	-	3	3	10	63	73
Termination benefits	Restructuring charges	(44)	(1)	(45)	83	19	102
Currency translation adjustment	Restructuring charges	-	-	-	-	39	39
Other(2)	Restructuring charges	-	-	-	-	6	6
		$(44)	$(4)	$(48)	$93	$144	$237

(1)Remaining net carrying value approximates fair value and was immaterial as of April 30, 2022.

(2)Other charges are primarily comprised of contract termination costs.

There were no material restructuring charges in the first quarter of fiscal 2023 and no material liability remains.

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances by reportable segment were as follows ($ in millions):

	April 30, 2022		January 29, 2022		May 1, 2021
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,452	$(67)	$1,451	$(67)	$1,053	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$2,060	$(675)	$2,059	$(675)	$1,661	$(675)

No impairment charges were recorded during the fiscal periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets that are recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	April 30, 2022		January 29, 2022		May 1, 2021		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of April 30, 2022 (in years)
Customer relationships	$360	$194	$360	$180	$339	$138	7.6
Tradenames	108	43	108	38	81	27	5.7
Developed technology	64	42	64	39	56	30	2.7
Total	$532	$279	$532	$257	$476	$195	6.7

Amortization expense was as follows ($ in millions):

	Statement of	Three Months Ended
	Earnings Location	April 30, 2022	May 1, 2021
Amortization expense	SG&A	$22	$20

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2023	$64
Fiscal 2024	60
Fiscal 2025	22
Fiscal 2026	21
Fiscal 2027	18
Fiscal 2028	12
Thereafter	56

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$2	$548	$1,063
Time deposits(3)	Cash and cash equivalents	Level 2	27	278	639
Time deposits(3)	Short-term investments	Level 2	-	-	60
Time deposits(3)	Other current assets	Level 2	-	-	65
Interest rate swap derivative instruments(4)	Other assets	Level 2	4	50	65
Marketable securities that fund deferred compensation(5)	Other assets	Level 1	51	54	53

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	April 30, 2022		January 29, 2022		May 1, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,050	$1,154	$1,205	$1,200	$1,260	$1,215

(1)Excludes debt discounts, issuance costs and finance lease obligations.

5. Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations and by using interest rate swaps to mitigate the effect of interest rate fluctuations on our $500 million principal amount of notes due October 1, 2028 (“2028 Notes”). In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Condensed Consolidated Balance Sheets at fair value. See Note 4, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	April 30, 2022	January 29, 2022	May 1, 2021
Derivatives designated as net investment hedges	$107	$155	$94
Derivatives designated as interest rate swaps	500	500	500
No hedge designation (foreign exchange contracts)	61	68	34
Total	$668	$723	$628

Effects of our derivatives on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
	Statement of	Three Months Ended
	Earnings Location	April 30, 2022	May 1, 2021
Interest rate swap contracts	Interest expense	$(45)	$(26)
Adjustments to carrying value of long-term debt	Interest expense	45	26
Total		$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

On May 18, 2021, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was originally scheduled to expire in April 2023, but was terminated on May 18, 2021. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of April 30, 2022, and January 29, 2022, or the Previous Facility as of May 1, 2021.

Bank Advance

In conjunction with a solar energy investment, we were advanced $110 million due October 31, 2021. The advance was recorded within Short-term debt on our Condensed Consolidated Balance Sheets as of May 1, 2021, and bore interest at 0.14%. This advance was repaid on October 29, 2021.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	April 30, 2022	January 29, 2022	May 1, 2021
Notes, 4.45%, due October 1, 2028	$500	$500	$500
Notes, 1.95%, due October 1, 2030	650	650	650
Interest rate swap valuation adjustments	4	50	65
Subtotal	1,154	1,200	1,215
Debt discounts and issuance costs	(10)	(11)	(12)
Finance lease obligations	41	40	41
Total long-term debt	1,185	1,229	1,244
Less current portion	15	13	15
Total long-term debt, less current portion	$1,170	$1,216	$1,229

See Note 4, Fair Value Measurements, for the fair value of long-term debt.

7. Revenue

We generate substantially all of our revenue from contracts with customers for the sale of products and services. Contract balances primarily consist of receivables and liabilities related to product merchandise not yet delivered to customers, unfulfilled membership benefits and services not yet completed, unredeemed gift cards and options that provide a material right to customers, such as our customer loyalty programs. Contract balances were as follows ($ in millions):

	April 30, 2022	January 29, 2022	May 1, 2021
Receivables, net(1)	$526	$591	$545
Short-term contract liabilities included in:
Unredeemed gift card liabilities	284	316	297
Deferred revenue	1,101	1,103	734
Accrued liabilities	82	83	79

(1)Receivables are recorded net of allowances for doubtful accounts of $25 million, $31 million and $25 million as of April 30, 2022, January 29, 2022, and May 1, 2021, respectively.

During the first three months of fiscal 2023 and fiscal 2022, $829 million and $684 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

See Note 11, Segments, for information on our revenue by reportable segment and product category.

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended
April 30, 2022		May 1, 2021
Numerator
Net earnings	$341	$595
Denominator
Weighted-average common shares outstanding	226.8	253.1
Dilutive effect of stock compensation plan awards	1.6	3.6
Weighted-average common shares outstanding, assuming dilution	228.4	256.7

Potential shares which were anti-dilutive and excluded from weighted-average share computations	2.2	1.1

Basic earnings per share	$1.50	$2.35
Diluted earnings per share	$1.49	$2.32

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a new $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. On May 24, 2022, we reaffirmed our plans to spend approximately $1.5 billion on share repurchases in fiscal 2023.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 30, 2022	May 1, 2021
Total cost of shares repurchased	$442	$915
Average price per share	$97.18	$108.69
Number of shares repurchased	4.5	8.4

As of April 30, 2022, $4.7 billion of the $5.0 billion share repurchase authorization was available.

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

11. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended
	April 30, 2022	May 1, 2021
Revenue by reportable segment
Domestic	$9,894	$10,841
International	753	796
Total revenue	$10,647	$11,637
Revenue by product category
Domestic:
Computing and Mobile Phones	$4,285	$4,793
Consumer Electronics	2,896	3,238
Appliances	1,590	1,548
Entertainment	573	669
Services	489	556
Other	61	37
Total Domestic revenue	$9,894	$10,841
International:
Computing and Mobile Phones	$344	$394
Consumer Electronics	213	217
Appliances	71	68
Entertainment	57	65
Services	54	35
Other	14	17
Total International revenue	$753	$796

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates was as follows ($ in millions):

	Three Months Ended
	April 30, 2022	May 1, 2021
Domestic	$429	$734
International	33	35
Total operating income	462	769
Other income (expense):
Investment income (expense) and other	(5)	3
Interest expense	(6)	(6)
Earnings before income tax expense and equity in income of affiliates	$451	$766

Assets by reportable segment were as follows ($ in millions):

	April 30, 2022	January 29, 2022	May 1, 2021
Domestic	$14,132	$16,016	$16,490
International	1,119	1,488	1,215
Total assets	$15,251	$17,504	$17,705

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” refers to Best Buy Co., Inc. and its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (including the information presented therein under Risk Factors), as well as our other reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We are driven by our purpose to enrich lives through technology and our vision to personalize and humanize technology solutions for every stage of life. We accomplish this by leveraging our combination of technology and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes.

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business. All of our former stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment is now comprised of all our operations in Canada.

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

On November 2, 2021, we acquired all outstanding shares of Current Health Ltd. (“Current Health”). On November 4, 2021, we acquired all outstanding shares of Two Peaks, LLC d/b/a Yardbird Furniture (“Yardbird”). Consistent with our comparable sales policy, the results of Current Health and Yardbird are excluded from our comparable sales calculation until the first quarter of fiscal 2024.

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

Business Strategy Update

Our teams have shown a strong ability to develop and execute plans to adapt to the changing environment over the past two years and to the more recent macro-economic conditions. Throughout the first quarter of fiscal 2023, our teams navigated the uncertain macro environment and drove higher customer satisfaction scores while keeping energy and excitement going around the initiatives that we believe will drive longer-term opportunities. We grew our Best Buy Totaltech membership, increased momentum in our Health business, launched new product categories and reached our fastest ever first quarter average online sales delivery speed.

As previously stated, we expect our fiscal 2023 financial results to look different as the prior year included stimulus and other government support, our industry experienced unusually strong demand over the last two years, and we expect to leverage our position of strength to continue to invest in our future. In addition, we have previously stated that we expected promotional activity to increase and supply chain expenses to be a pressure.

Therefore, the drivers of our first quarter fiscal 2023 financial results were largely as we expected. Macro conditions worsened since we provided guidance in early March, including higher inflation and the war in Ukraine, which resulted in our sales being lower than our expectations and supply chain costs higher than we planned. Our investment in Totaltech at approximately 100 basis points of gross margin pressure was in line with our expectations and profit-sharing revenue from our private label and co-branded credit card arrangement was higher than anticipated.

Even with the expected slowdown this year, we continue to be in a fundamentally stronger position than we were before the pandemic from both a revenue and operating income rate perspective. We are confident in the strength of our business and excited about what lies ahead. We believe we have a compelling value creation opportunity and are investing now, as we have successfully invested ahead of change in our past, to ensure we are ready to meet the needs of our customers and retain our unique position in our industry.

We firmly believe that technology is more relevant today than ever. Every aspect of our lives has changed with technology, and we know how to make it human, in our customers' homes, right for their lives. From our expertly curated assortment to in-home consultations, all the way to tech support when our customers’ tech is not working the way they want, or trade-in and recycling when customers want to upgrade, we believe we have an ability to inspire and support customers in ways no one else can.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended
	April 30, 2022	May 1, 2021
Revenue	$10,647	$11,637
Revenue % change	(8.5)%	35.9%
Comparable sales % change	(8.0)%	37.2%
Gross profit	$2,353	$2,715
Gross profit as a % of revenue(1)	22.1%	23.3%
SG&A	$1,890	$1,988
SG&A as a % of revenue(1)	17.8%	17.1%
Restructuring charges	$1	$(42)
Operating income	$462	$769
Operating income as a % of revenue	4.3%	6.6%
Net earnings	$341	$595
Diluted earnings per share	$1.49	$2.32

(1)Because retailers vary in how they record costs of operating their supply chain between cost of sales and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of sales and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

In the first quarter of fiscal 2023, we generated $10.6 billion in revenue and our comparable sales decreased 8.0% as we lapped strong comparable sales last year, which were driven by the timing of government stimulus payments, temporary store closures due to the COVID-19 pandemic and heightened demand for stay-at-home focused purchases. In addition, our gross profit rate was impacted by our Totaltech membership offering and increased promotional activity and supply chain expenses. Our performance resulted in an operating income rate reduction of 230 basis points compared to the first quarter of fiscal 2022.

Revenue, gross profit, SG&A and operating income rate changes in the first quarter of fiscal 2023 were primarily driven by our Domestic segment. For further discussion of each segment’s rate changes, see Segment Performance Summary, below.

Income Tax Expense

Income tax expense decreased in the first quarter of fiscal 2023, primarily due to a decrease in pre-tax earnings, partially offset by a decrease in the tax benefit from stock-based compensation. Our effective tax rate (“ETR”) increased to 24.4% in the first quarter of fiscal 2023 compared to 22.4% in the first quarter of fiscal 2022, primarily due to decreased tax benefits from stock-based compensation and federal tax credits and an increase in losses for which tax benefits were not recognized, partially offset by the impact of lower pre-tax earnings.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended
	April 30, 2022	May 1, 2021
Revenue	$9,894	$10,841
Revenue % change	(8.7)%	37.0%
Comparable sales % change(1)	(8.5)%	37.9%
Gross profit	$2,170	$2,526
Gross profit as a % of revenue	21.9%	23.3%
SG&A	$1,741	$1,836
SG&A as a % of revenue	17.6%	16.9%
Restructuring charges	$-	$(44)
Operating income	$429	$734
Operating income as a % of revenue	4.3%	6.8%
Selected Online Revenue Data
Total online revenue	$3,059	$3,596
Online revenue as a % of total segment revenue	30.9%	33.2%
Comparable online sales % change(1)	(14.9)%	7.6%

(1)Online sales are included in the comparable sales calculation.

The decrease in revenue in the first quarter of fiscal 2023 was primarily driven by a comparable sales decline across most of our product categories. Online revenue of $3.1 billion decreased 14.9% on a comparable basis in the first quarter of fiscal 2023. These decreases in revenue were primarily due to the reasons described above.

Domestic segment stores open at the beginning and end of the first quarters of fiscal 2023 and fiscal 2022 were as follows:

	Fiscal 2023				Fiscal 2022
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	938	-	(7)	931	956	1	(11)	946
Outlet Centers	16	-	-	16	14	-	-	14
Pacific Sales	21	-	-	21	21	-	-	21
Yardbird	9	-	-	9	-	-	-	-
Total	984	-	(7)	977	991	1	(11)	981

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

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Computing and Mobile Phones	43%	44%	(10.5)%	27.3%
Consumer Electronics	29%	30%	(9.7)%	45.9%
Appliances	16%	15%	2.9%	66.6%
Entertainment	6%	6%	(13.6)%	32.1%
Services	5%	5%	(12.4)%	33.2%
Other	1%	-%	26.0%	N/A
Total	100%	100%	(8.5)%	37.9%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 10.5% comparable sales decline was driven primarily by computing, tablets and wearables.

•Consumer Electronics: The 9.7% comparable sales decline was driven primarily by home theater and digital imaging.

•Appliances: The 2.9% comparable sales growth was driven primarily by large appliances.

•Entertainment: The 13.6% comparable sales decline was driven primarily by gaming.

•Services: The 12.4% comparable sales decline was driven primarily by the launch of our Totaltech membership offering that includes benefits that were previously stand-alone revenue-generating services, such as warranty.

Our gross profit rate decreased in the first quarter of fiscal 2023, primarily due to lower services margin rates, which resulted in approximately 100 basis points of margin pressure on a weighted basis. Our Totaltech membership offering was the primary driver of the lower services margin rates, which is primarily due to incremental benefits, and associated costs, compared to our previous Total Tech Support offer. Lower product margin rates, including increased promotions, and higher supply chain costs also contributed to the decrease in our gross profit rate. These decreases were partially offset by higher profit-sharing revenue from our private label and co-branded credit card arrangement.

Our SG&A decreased in the first quarter of fiscal 2023, primarily due to lower incentive compensation expense, partially offset by higher advertising and increased expense in support of our health initiatives.

Our operating income rate decreased in the first quarter of fiscal 2023, primarily due to the unfavorable gross profit rate and decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended
	April 30, 2022	May 1, 2021
Revenue	$753	$796
Revenue % change	(5.3)%	23.0%
Comparable sales % change	(1.4)%	27.8%
Gross profit	$183	$189
Gross profit as a % of revenue	24.3%	23.7%
SG&A	$149	$152
SG&A as a % of revenue	19.8%	19.1%
Restructuring charges	$1	$2
Operating income	$33	$35
Operating income as a % of revenue	4.4%	4.4%

The decrease in revenue in the first quarter of fiscal 2023 was primarily driven by lower revenue in Mexico as a result of our decision in fiscal 2021 to exit operations and a comparable sales decline of 1.4%.

International segment stores open at the beginning and end of the first quarters of fiscal 2023 and fiscal 2022 were as follows:

	Fiscal 2023				Fiscal 2022
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Best Buy	127	-	-	127	131	-	(1)	130
Best Buy Mobile	33	-	-	33	33	-	-	33
Mexico
Best Buy	-	-	-	-	4	-	(4)	-
Total	160	-	-	160	168	-	(5)	163

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Computing and Mobile Phones	46%	50%	(7.9)%	36.5%
Consumer Electronics	28%	27%	3.8%	23.9%
Appliances	9%	9%	9.4%	28.9%
Entertainment	8%	8%	(7.5)%	12.2%
Services	7%	4%	31.4%	7.8%
Other	2%	2%	(3.9)%	7.6%
Total	100%	100%	(1.4)%	27.8%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 7.9% comparable sales decline was driven primarily by computing, partially offset by comparable sales growth in mobile phones.

•Consumer Electronics: The 3.8% comparable sales growth was driven primarily by headphones and portable speakers and home theater.

•Appliances: The 9.4% comparable sales growth was driven by both small and large appliances.

•Entertainment: The 7.5% comparable sales decline was driven primarily by gaming, partially offset by comparable sales growth in virtual reality.

•Services: The 31.4% comparable sales growth was driven primarily by warranty services.

The increase in our gross profit rate in the first quarter of fiscal 2023 was primarily driven by a larger percentage of revenue from the higher margin services category in Canada, partially offset by a $6 million benefit in the first quarter of fiscal 2022 associated with more-favorable-than-expected inventory markdowns related to our decision to exit operations in Mexico.

Our SG&A decreased in the first quarter of fiscal 2023, primarily due to lower expenses as a result of our decision to exit operations in Mexico.

Our operating income rate remained flat in the first quarter of fiscal 2023, as the increase in gross profit rate was offset by the decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended
	April 30, 2022	May 1, 2021
Operating income	$462	$769
% of revenue	4.3%	6.6%
Intangible asset amortization(1)	22	20
Restructuring charges(2)	1	(42)
Restructuring - inventory markdowns(3)	-	(6)
Non-GAAP operating income	$485	$741
% of revenue	4.6%	6.4%

Effective tax rate	24.4%	22.4%
Restructuring charges(2)	-%	0.1%
Non-GAAP effective tax rate	24.4%	22.5%

Diluted EPS	$1.49	$2.32
Intangible asset amortization(1)	0.10	0.08
Restructuring charges(2)	-	(0.17)
Restructuring - inventory markdowns(3)	-	(0.02)
Income tax impact of non-GAAP adjustments(4)	(0.02)	0.02
Non-GAAP diluted EPS	$1.57	$2.23

(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology.

(2)Represents charges and subsequent adjustments related to actions taken in the Domestic segment to better align our organizational structure with our strategic focus and the exit from operations in Mexico in the International segment.

(3)Represents inventory markdown adjustments recorded within cost of sales associated with the exit from operations in Mexico.

(4)The non-GAAP adjustments primarily relate to the U.S., UK and Mexico. As such, the income tax charge is calculated using the statutory tax rate of 24.5% for all U.S. non-GAAP items for all periods presented. There is no income tax charge for UK and Mexico non-GAAP items, as there was no tax benefit recognized on these expenses in the calculation of GAAP income tax expense.

Our non-GAAP operating income rate decreased in the first quarter of fiscal 2022, primarily driven by a lower gross profit rate in our Domestic segment.

Our non-GAAP effective tax rate increased in the first quarter of fiscal 2023, primarily due to decreased tax benefits from stock-based compensation and federal tax credits and an increase in losses for which tax benefits were not recognized, partially offset by the impact of lower pre-tax earnings.

Our non-GAAP diluted EPS decreased in the first quarter of fiscal 2023, primarily driven by the decrease in non-GAAP operating income.

Liquidity and Capital Resources

We closely manage our liquidity and capital resources. Our liquidity requirements depend on key variables, including the level of investment required to support our business strategies, the performance of our business, capital expenditures, credit facilities, short-term borrowing arrangements and working capital management. We modify our approach to managing these variables as changes in our operating environment arise. For example, capital expenditures and share repurchases are a component of our cash flow and capital management strategy, which, to a large extent, we can adjust in response to economic and other changes in our business environment. We have a disciplined approach to capital allocation, which focuses on investing in key priorities that support our strategy.

Cash, cash equivalents and short-term investments were as follows ($ in millions):

	April 30, 2022	January 29, 2022	May 1, 2021
Cash and cash equivalents	$640	$2,936	$4,278
Short-term investments	-	-	60
Total cash, cash equivalents and short-term investments	$640	$2,936	$4,338

The decrease in cash and cash equivalents from January 29, 2022, was primarily due to the timing and volume of inventory purchases and payments, and higher incentive compensation payments, share repurchases, capital expenditures and dividend payments.

The decrease in cash, cash equivalents and short-term investments from May 1, 2021, was primarily due to increases in share repurchases, capital expenditures, dividend payments and acquisitions. The decrease was partially offset by positive cash flows from operations, primarily driven by earnings.

Cash Flows

Cash flows were as follows ($ in millions):

	Three Months Ended
	April 30, 2022	May 1, 2021
Total cash provided by (used in):
Operating activities	$(1,384)	$105
Investing activities	(213)	(253)
Financing activities	(650)	(1,089)
Effect of exchange rate changes on cash	2	5
Decrease in cash, cash equivalents and restricted cash	$(2,245)	$(1,232)

Operating Activities

The increase in cash used in operating activities in the first quarter of fiscal 2023 was primarily driven by lower inventory turnover and the timing and volume of inventory purchases and payments, reflecting an earlier build of inventory in the first quarter of fiscal 2023, which resulted in a higher proportion of inventory purchases having been paid for, compared to the first quarter of fiscal 2022. The increase in cash used in operating activities was also due to higher incentive compensation payments as a result of strong fiscal 2022 results and lower earnings in the current-year period.

Investing Activities

The decrease in cash used in investing activities in the first quarter of fiscal 2023 was primarily driven by a decrease in purchases of short-term investments, partially offset by increased capital spending for initiatives to support our business.

Financing Activities

The decrease in cash used in financing activities in the first quarter of fiscal 2023 was primarily driven by lower share repurchases.

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

On May 18, 2021, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was originally scheduled to expire in April 2023, but was terminated on May 18, 2021. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of April 30, 2022, or January 29, 2022, or the Previous Facility as of May 1, 2021.

Our credit ratings and outlook as of May 31, 2022, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our Totaltech membership offering and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $320 million, $269 million and $115 million at April 30, 2022, January 29, 2022, and May 1, 2021, respectively. The increases from January 29, 2022, and May 1, 2021, were primarily due to the national launch of our Totaltech membership offering in October 2021 and growth in the membership base.

Debt and Capital

As of April 30, 2022, we had $500 million principal amount of notes due October 1, 2028, and $650 million principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for additional information about our outstanding debt.

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

On February 28, 2022, our Board approved a new $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. On May 24, 2022, we reaffirmed our plans to spend approximately $1.5 billion on share repurchases in fiscal 2023.

Share repurchase and dividend activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 30, 2022	May 1, 2021
Total cost of shares repurchased	$442	$915
Average price per share	$97.18	$108.69
Number of shares repurchased	4.5	8.4
Regular quarterly cash dividend per share	$0.88	$0.70
Cash dividends declared and paid	$199	$175

The total cost of shares repurchased decreased in fiscal 2023, primarily due to the decrease in planned repurchases. Cash dividends declared and paid increased in fiscal 2023, primarily due to the increase in the regular quarterly cash dividend per share.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 as of April 30, 2022, and January 29, 2022, and 1.2 as of May 1, 2021. The decrease from May 1, 2021, was primarily driven by lower cash and cash equivalents.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months remained relatively unchanged at 0.5 as of April 30, 2022, and January 29, 2022, and 0.6 as of May 1, 2021.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of April 30, 2022, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2022. See our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2022.

New Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “outlook,” “plan,” “project” and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: the duration and scope of the COVID-19 pandemic and its resurgences and the impact on demand for our products and services; levels of consumer confidence; interruptions and other supply chain issues; any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S.; macroeconomic pressures in the markets in which we operate (including but not limited to the effects of COVID-19, increased levels of inventory loss due to organized crime, petty theft or otherwise, fluctuations in housing prices, energy markets, and jobless rates and those related to the conflict in Ukraine); future outbreaks, catastrophic events, health crises and pandemics; susceptibility of our products to technological advancements, product life cycles and launches; conditions in the industries and categories in which we operate; changes in consumer preferences, spending and debt; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion strategies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our company transformation; our mix of products and services; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties); our reliance on our information technology systems; our dependence on internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including tax statutes and regulations); risks arising from our international activities (including those related to the conflict in Ukraine); failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; and general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash, cash equivalents and restricted cash generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for further information regarding our interest rate swaps.

As of April 30, 2022, we had $960 million of cash, cash equivalents and restricted cash and $500 million of debt that has been swapped to floating rate, and therefore the net balance exposed to interest rate changes was $460 million. As of April 30, 2022, a 50-basis point increase in short-term interest rates would have led to an estimated $2 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $2 million increase in net interest expense.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to operations in our International segment. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for additional information regarding these instruments.

In the first quarter of fiscal 2023, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as this foreign currency revenue translated into less U.S. dollars. The impact of foreign exchange rate fluctuations on our revenue and net earnings in the first quarter of fiscal 2023 was not significant.

Item 4.Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis and more often if necessary.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at April 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at April 30, 2022, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended April 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For information about our legal proceedings, see Note 10, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

On February 28, 2022, our Board approved a new $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. Share repurchases prior to February 28, 2022, were made under the February 2021 share repurchase program and thereafter under the February 2022 share repurchase program. For additional information, see Note 9, Repurchase of Common Stock, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 30, 2022 through February 26, 2022	1,284,900	$97.58	1,284,900	$1,490,000,000
February 27, 2022 through April 2, 2022	2,330,650	$98.45	2,330,650	$4,771,000,000
April 3, 2022 through April 30, 2022	930,868	$93.44	930,868	$4,684,000,000
Total	4,546,418	$97.18	4,546,418	$4,684,000,000

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)
*10.1	Form of Best Buy Co. Inc., Long-Term Incentive Program Award Agreement (2022) – Restricted Shares
*10.2	Form of Best Buy Co. Inc., Long-Term Incentive Program Award Agreement (2022) – Restricted Stock Units
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2023, filed with the SEC on June 2, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of April 30, 2022, January 29, 2022, and May 1, 2021, (ii) the Condensed Consolidated Statements of Earnings for the three months ended April 30, 2022, and May 1, 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 30, 2022, and May 1, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2022, and May 1, 2021, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 30, 2022, and May 1, 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2023, filed with the SEC on June 2, 2022, formatted in iXBRL (included as Exhibit 101).

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

Management contracts or compensatory plans or arrangements

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

BEST BUY CO., INC.
(Registrant)

Date: June 2, 2022	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: June 2, 2022	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: June 2, 2022	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer