Form 10-Q
period 2022-07-30
BEST BUY CO INC
filed 2022-09-08
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

The registrant had 225,130,807 shares of common stock outstanding as of September 6, 2022.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED JULY 30, 2022

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Current assets
Cash and cash equivalents	$840	$2,936	$4,340
Receivables, net	840	1,042	883
Merchandise inventories	6,043	5,965	6,417
Other current assets	621	596	400
Total current assets	8,344	10,539	12,040
Property and equipment, net	2,319	2,250	2,226
Operating lease assets	2,796	2,654	2,670
Goodwill	1,385	1,384	986
Other assets	575	677	657
Total assets	$15,419	$17,504	$18,579

Liabilities and equity
Current liabilities
Accounts payable	$5,406	$6,803	$6,946
Unredeemed gift card liabilities	273	316	293
Deferred revenue	1,133	1,103	854
Accrued compensation and related expenses	374	845	605
Accrued liabilities	820	946	892
Short-term debt	-	-	110
Current portion of operating lease liabilities	629	648	643
Current portion of long-term debt	15	13	14
Total current liabilities	8,650	10,674	10,357
Long-term operating lease liabilities	2,221	2,061	2,090
Long-term debt	1,184	1,216	1,243
Long-term liabilities	472	533	554
Contingencies (Note 11)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 225.1 million, 227.4 million and 247.3 million shares, respectively	22	23	25
Additional paid-in capital	20	-	-
Retained earnings	2,522	2,668	3,975
Accumulated other comprehensive income	328	329	335
Total equity	2,892	3,020	4,335
Total liabilities and equity	$15,419	$17,504	$18,579

NOTE: The Consolidated Balance Sheet as of January 29, 2022, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Revenue	$10,329	$11,849	$20,976	$23,486
Cost of sales	8,042	9,039	16,336	17,961
Gross profit	2,287	2,810	4,640	5,525
Selling, general and administrative expenses	1,882	2,009	3,772	3,997
Restructuring charges	34	4	35	(38)
Operating income	371	797	833	1,566
Other income (expense):
Investment income (loss) and other	3	3	(2)	6
Interest expense	(7)	(6)	(13)	(12)
Earnings before income tax expense and equity in income (loss) of affiliates	367	794	818	1,560
Income tax expense	58	64	168	236
Equity in income (loss) of affiliates	(3)	4	(3)	5
Net earnings	$306	$734	$647	$1,329

Basic earnings per share	$1.36	$2.93	$2.86	$5.28
Diluted earnings per share	$1.35	$2.90	$2.85	$5.22

Weighted-average common shares outstanding:
Basic	225.4	250.2	226.1	251.7
Diluted	226.1	252.8	227.2	254.7

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net earnings	$306	$734	$647	$1,329
Foreign currency translation adjustments, net of tax	-	(3)	(1)	7
Comprehensive income	$306	$731	$646	$1,336

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Six Months Ended
	July 30, 2022	July 31, 2021
Operating activities
Net earnings	$647	$1,329
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation and amortization	453	430
Restructuring charges	35	(38)
Stock-based compensation	65	71
Other, net	19	2
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	201	175
Merchandise inventories	(79)	(794)
Other assets	(13)	(19)
Accounts payable	(1,434)	(58)
Income taxes	42	(162)
Other liabilities	(645)	(72)
Total cash provided by (used in) operating activities	(709)	864

Investing activities
Additions to property and equipment	(441)	(323)
Purchases of investments	(46)	(93)
Sales of investments	2	60
Other, net	1	(2)
Total cash used in investing activities	(484)	(358)

Financing activities
Repurchase of common stock	(465)	(1,323)
Dividends paid	(397)	(350)
Other, net	1	11
Total cash used in financing activities	(861)	(1,662)

Effect of exchange rate changes on cash and cash equivalents	1	5
Decrease in cash, cash equivalents and restricted cash	(2,053)	(1,151)
Cash, cash equivalents and restricted cash at beginning of period	3,205	5,625
Cash, cash equivalents and restricted cash at end of period	$1,152	$4,474

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at April 30, 2022	224.6	$22	$-	$2,417	$328	$2,767
Net earnings, three months ended July 30, 2022	-	-	-	306	-	306
Stock-based compensation	-	-	26	-	-	26
Issuance of common stock	0.6	-	1	-	-	1
Common stock dividends, $0.88 per share	-	-	3	(201)	-	(198)
Repurchase of common stock	(0.1)	-	(10)	-	-	(10)
Balances at July 30, 2022	225.1	$22	$20	$2,522	$328	$2,892

Balances at January 29, 2022	227.4	$23	$-	$2,668	$329	$3,020
Net earnings, six months ended July 30, 2022	-	-	-	647	-	647
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(1)	(1)
Stock-based compensation	-	-	65	-	-	65
Issuance of common stock	2.3	-	10	-	-	10
Common stock dividends, $1.76 per share	-	-	7	(404)	-	(397)
Repurchase of common stock	(4.6)	(1)	(62)	(389)	-	(452)
Balances at July 30, 2022	225.1	$22	$20	$2,522	$328	$2,892

Balances at May 1, 2021	250.4	$25	$33	$3,762	$338	$4,158
Net earnings, three months ended July 31, 2021	-	-	-	734	-	734
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(3)	(3)
Stock-based compensation	-	-	34	-	-	34
Issuance of common stock	0.6	-	3	-	-	3
Common stock dividends, $0.70 per share	-	-	5	(180)	-	(175)
Repurchase of common stock	(3.7)	-	(75)	(341)	-	(416)
Balances at July 31, 2021	247.3	$25	$-	$3,975	$335	$4,335

Balances at January 30, 2021	256.9	$26	$-	$4,233	$328	$4,587
Net earnings, six months ended July 31, 2021	-	-	-	1,329	-	1,329
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	7	7
Stock-based compensation	-	-	71	-	-	71
Issuance of common stock	2.5	-	22	-	-	22
Common stock dividends, $1.40 per share	-	-	8	(358)	-	(350)
Repurchase of common stock	(12.1)	(1)	(101)	(1,229)	-	(1,331)
Balances at July 31, 2021	247.3	$25	$-	$3,975	$335	$4,335

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. The first six months of fiscal 2023 and fiscal 2022 included 26 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from July 30, 2022, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than the Inflation Reduction Act of 2022 that was enacted on August 16, 2022, no such events were identified for the reported periods. See Note 10, Income Taxes, for additional information.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	July 30, 2022	January 29, 2022	July 31, 2021
Cash and cash equivalents	$840	$2,936	$4,340
Restricted cash included in Other current assets	312	269	134
Total cash, cash equivalents and restricted cash	$1,152	$3,205	$4,474

Amounts included in restricted cash are primarily restricted to cover product protection plans provided under our Best Buy Totaltech membership offering and self-insurance liabilities.

2. Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Fiscal 2023 Resource Optimization Initiative	$34	$-	$34	$-
Mexico Exit and Strategic Realignment(1)	-	4	1	(44)
Total	$34	$4	$35	$(44)

(1)Includes ($6) million related to inventory markdowns recorded in Cost of Sales on our Condensed Consolidated Statements of Earnings for the six months ended July 31, 2021.

Fiscal 2023 Resource Optimization Initiative

In light of ongoing changes in business trends, during the second quarter of fiscal 2023, we commenced an enterprise-wide initiative to better align our spending with critical strategies and operations, as well as to optimize our cost structure. We incurred $34 million of charges in our Domestic segment related to termination benefits. We currently expect to incur additional charges through the remainder of fiscal 2023, primarily within our Domestic segment, of approximately $40 million to $65 million related to this initiative.

All charges incurred related to this plan were from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings. There were $1 million of cash payments related to this initiative during the second quarter of fiscal 2023, and our remaining termination benefits liability as of July 30, 2022, was $33 million.

Mexico Exit and Strategic Realignment

In the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico and began taking other actions to more broadly align our organizational structure in support of our strategy.

Charges incurred in our International segment primarily related to our decision to exit our operations in Mexico. All of our former stores in Mexico were closed as of the first quarter of fiscal 2022.

Charges incurred in our Domestic segment primarily related to actions taken to align our organizational structure in support of our strategy. During the six months ended July 31, 2021, we recorded a $44 million credit primarily due to a reduction in expected termination benefits resulting from adjustments to previously planned organizational changes and higher-than-expected employee retention.

All charges incurred related to this plan were from continuing operations and were presented as follows ($ in millions):

	Statement of	Three Months Ended July 31, 2021			Six Months Ended July 31, 2021
	Earnings Location	Domestic	International	Total	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$-	$-	$-	$(6)	$(6)
Asset impairments	Restructuring charges	-	4	4	-	7	7
Termination benefits	Restructuring charges	-	-	-	(44)	(1)	(45)
		$-	$4	$4	$(44)	$-	$(44)

	Statement of	Cumulative Amount as of July 30, 2022
	Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$17	$17
Asset impairments(1)	Restructuring charges	10	63	73
Termination benefits	Restructuring charges	83	19	102
Currency translation adjustment	Restructuring charges	-	39	39
Other(2)	Restructuring charges	-	6	6
		$93	$144	$237

(1)Remaining net carrying value approximates fair value and was immaterial as of July 30, 2022.

(2)Other charges are primarily comprised of contract termination costs.

We do not expect to incur material future restructuring charges related to the exit from Mexico or strategic realignment initiatives described above, and no material liability remains as of July 30, 2022.

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances by reportable segment were as follows ($ in millions):

	July 30, 2022		January 29, 2022		July 31, 2021
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,452	$(67)	$1,451	$(67)	$1,053	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$2,060	$(675)	$2,059	$(675)	$1,661	$(675)

No impairment charges were recorded during the periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets that are recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	July 30, 2022		January 29, 2022		July 31, 2021		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of July 30, 2022 (in years)
Customer relationships	$360	$208	$360	$180	$339	$152	7.7
Tradenames	108	47	108	38	81	31	5.5
Developed technology	64	46	64	39	56	32	2.7
Total	$532	$301	$532	$257	$476	$215	6.8

Amortization expense was as follows ($ in millions):

	Statement of	Three Months Ended		Six Months Ended
	Earnings Location	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Amortization expense	SG&A	$22	$20	$44	$40

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2023	$43
Fiscal 2024	61
Fiscal 2025	21
Fiscal 2026	20
Fiscal 2027	18
Fiscal 2028	12
Thereafter	56

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$1	$548	$1,113
Time deposits(3)	Cash and cash equivalents	Level 2	26	278	625
Money market funds(2)	Other current assets	Level 1	125	-	-
Time deposits(3)	Other current assets	Level 2	-	-	65
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	48	54	54
Interest rate swap derivative instruments(5)	Other assets	Level 2	19	50	79

(1)Balance sheet location is determined by length to maturity at date of purchase.

(2)Valued at quoted market prices in active markets at period end.

(3)Valued at face value plus accrued interest at period end, which approximates fair value.

(4)Valued using the performance of mutual funds that trade with sufficient frequency and volume to obtain pricing information on an ongoing basis.

(5)Valued using readily observable market inputs. These instruments are custom, over-the-counter contracts with various bank counterparties that are not traded on an active market. See Note 5, Derivative Instruments, for additional information.

Fair Value of Financial Instruments

The fair values of cash, restricted cash, receivables, accounts payable, short-term debt and other payables approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Fair values for other instruments held at cost are not readily available, but we estimate that the carrying values for these investments approximate their fair values.

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	July 30, 2022		January 29, 2022		July 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,069	$1,169	$1,205	$1,200	$1,306	$1,229

(1)Excluded debt discounts, issuance costs and finance lease obligations.

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

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	July 30, 2022	January 29, 2022	July 31, 2021
Derivatives designated as net investment hedges	$118	$155	$109
Derivatives designated as interest rate swaps	500	500	500
No hedge designation (foreign exchange contracts)	65	68	46
Total	$683	$723	$655

Effects of our derivatives on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
	Statement of	Three Months Ended		Six Months Ended
	Earnings Location	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Interest rate swap contracts	Interest expense	$14	$14	$(31)	$(12)
Adjustments to carrying value of long-term debt	Interest expense	(14)	(14)	31	12
Total		$-	$-	$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

We have a $1.25 billion, five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of July 30, 2022, January 29, 2022, or July 31, 2021.

Bank Advance

In conjunction with a solar energy investment, we were advanced $110 million due October 31, 2021. The advance was recorded within Short-term debt on our Condensed Consolidated Balance Sheets as of July 31, 2021, and bore interest at 0.14%. This advance was repaid on October 29, 2021.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	July 30, 2022	January 29, 2022	July 31, 2021
Notes, 4.45%, due October 1, 2028	$500	$500	$500
Notes, 1.95%, due October 1, 2030	650	650	650
Interest rate swap valuation adjustments	19	50	79
Subtotal	1,169	1,200	1,229
Debt discounts and issuance costs	(10)	(11)	(12)
Finance lease obligations	40	40	40
Total long-term debt	1,199	1,229	1,257
Less current portion	15	13	14
Total long-term debt, less current portion	$1,184	$1,216	$1,243

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

	July 30, 2022	January 29, 2022	July 31, 2021
Receivables, net(1)	$534	$591	$528
Short-term contract liabilities included in:
Unredeemed gift card liabilities	273	316	293
Deferred revenue	1,133	1,103	854
Accrued liabilities	78	83	79

(1)Receivables are recorded net of allowances for doubtful accounts of $21 million, $31 million and $24 million as of July 30, 2022, January 29, 2022, and July 31, 2021, respectively.

During the first six months of fiscal 2023 and fiscal 2022, $1,089 million and $866 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended			Six Months Ended
July 30, 2022		July 31, 2021	July 30, 2022	July 31, 2021
Numerator
Net earnings	$306	$734	$647	$1,329
Denominator
Weighted-average common shares outstanding	225.4	250.2	226.1	251.7
Dilutive effect of stock compensation plan awards	0.7	2.6	1.1	3.0
Weighted-average common shares outstanding, assuming dilution	226.1	252.8	227.2	254.7

Potential shares which were anti-dilutive and excluded from weighted-average share computations	2.1	-	1.9	-

Basic earnings per share	$1.36	$2.93	$2.86	$5.28
Diluted earnings per share	$1.35	$2.90	$2.85	$5.22

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a new $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. Share repurchases were paused during the second quarter of fiscal 2023.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Total cost of shares repurchased	$10	$416	$452	$1,331
Average price per share	$83.71	$112.75	$96.83	$109.92
Number of shares repurchased	0.1	3.7	4.6	12.1

As of July 30, 2022, $4.7 billion of the $5.0 billion share repurchase authorization was available.

10. Income Taxes

Unrecognized Tax Benefits

Our income tax returns are routinely examined by domestic and foreign tax authorities. During the second quarter of fiscal 2022, we reduced our unrecognized tax benefits by $101 million relating to multi-jurisdiction, multi-year, non-cash benefits from the resolution of certain discrete tax matters, all of which resulted in a tax benefit.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.

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

12. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Revenue by reportable segment
Domestic	$9,569	$11,011	$19,463	$21,852
International	760	838	1,513	1,634
Total revenue	$10,329	$11,849	$20,976	$23,486
Revenue by product category
Domestic:
Computing and Mobile Phones	$3,964	$4,765	$8,249	$9,558
Consumer Electronics	2,845	3,380	5,741	6,618
Appliances	1,657	1,688	3,247	3,237
Entertainment	508	560	1,081	1,228
Services	516	570	1,005	1,126
Other	79	48	140	85
Total Domestic revenue	$9,569	$11,011	$19,463	$21,852
International:
Computing and Mobile Phones	$327	$373	$671	$767
Consumer Electronics	223	250	436	467
Appliances	104	103	175	173
Entertainment	51	57	108	122
Services	37	40	91	75
Other	18	15	32	30
Total International revenue	$760	$838	$1,513	$1,634

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income (loss) of affiliates was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Domestic	$343	$757	$772	$1,491
International	28	40	61	75
Total operating income	371	797	833	1,566
Other income (expense):
Investment income (loss) and other	3	3	(2)	6
Interest expense	(7)	(6)	(13)	(12)
Earnings before income tax expense and equity in income (loss) of affiliates	$367	$794	$818	$1,560

Assets by reportable segment were as follows ($ in millions):

	July 30, 2022	January 29, 2022	July 31, 2021
Domestic	$14,272	$16,016	$17,296
International	1,147	1,488	1,283
Total assets	$15,419	$17,504	$18,579

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets and forecasts, and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and intangible impairments, price-fixing settlements, gains and losses on certain investments, intangible asset amortization, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

Business Strategy Update

One of our greatest strengths is our ability to adapt to rapidly changing and challenging environments, whether due to changes in technology, macroeconomic trends or a pandemic. We are currently operating in an unpredictable consumer electronics industry. As previously stated, we assumed the consumer electronics industry would be lower following two years of elevated growth driven by unusually strong demand for technology products and services and fueled partly by stimulus dollars. In addition, we expected to see some impact on our business as customers broadly shifted their spending back into experience areas, such as travel and entertainment. We did not expect these impacts to be compounded by a changing macro environment where consumers are dealing with sustained and record high levels of inflation in some of the most fundamental parts of their daily lives, like food.

While these factors have led to an uneven sales environment, they have not deterred us from continuing to make progress on our initiatives. During the quarter we drove broad customer satisfaction improvements even compared to pre-pandemic levels, particularly in installation and repair. We signed up new Best Buy Totaltech members and increased our delivery speed, delivering almost one-third of customer online orders in one day. We also completed store remodels, opened new outlet stores and began implementing newly signed deals with healthcare companies.

In this environment, we are managing thoughtfully and carefully while still investing in our future. This includes managing our inventory levels and actively assessing further actions to evolve our operating model, manage profitability and iterate on our growth initiatives. We have proactively managed our inventory levels and believe they continue to reflect a healthy and evolving mix of products that enables us to positively react to ever-changing consumer needs. We are planning for lower store payroll expenses and reducing spending in discretionary areas by increasing our rigor around backfilling corporate roles, capital expenditures and travel. During the quarter, we also commenced an enterprise-wide restructuring initiative to better align our spending with critical strategies and operations, as well as to optimize our cost structure.

While we remain confident in our strategy, the current macroeconomic backdrop has changed in ways that we and many others were not expecting. We fundamentally believe that technology is more important than ever in our everyday lives, and as a result of the past few years, consumers have even more technology devices in their homes that will need to be updated, upgraded and supported over time. As our vendor partners continue to innovate and the world becomes increasingly more digital in all aspects, we will be there to uniquely help customers in our stores, online, virtually and directly in their homes.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Revenue	$10,329	$11,849	$20,976	$23,486
Revenue % change	(12.8)%	19.6%	(10.7)%	27.1%
Comparable sales % change	(12.1)%	19.6%	(10.1)%	27.7%
Gross profit	$2,287	$2,810	$4,640	$5,525
Gross profit as a % of revenue(1)	22.1%	23.7%	22.1%	23.5%
SG&A	$1,882	$2,009	$3,772	$3,997
SG&A as a % of revenue(1)	18.2%	17.0%	18.0%	17.0%
Restructuring charges	$34	$4	$35	$(38)
Operating income	$371	$797	$833	$1,566
Operating income as a % of revenue	3.6%	6.7%	4.0%	6.7%
Net earnings	$306	$734	$647	$1,329
Diluted earnings per share	$1.35	$2.90	$2.85	$5.22

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

In the second quarter and first six months of fiscal 2023, we generated $10.3 billion and $21.0 billion in revenue and our comparable sales decreased 12.1% and 10.1%, respectively, as we lapped strong comparable sales last year, which were driven by the timing of government stimulus payments, temporary store closures due to the COVID-19 pandemic and heightened demand for stay-at-home focused purchases. In addition, we faced macroeconomic pressures, including high inflation, that have resulted in overall softness in customer demand within the consumer electronics industry.

Revenue, gross profit rate, SG&A and operating income rate changes in the second quarter and first six months of fiscal 2023 were primarily driven by our Domestic segment. For further discussion of each segment’s rate changes, see Segment Performance Summary, below.

Income Tax Expense

Income tax expense decreased in the second quarter of fiscal 2023 primarily due to a decrease in pre-tax earnings, partially offset by the prior year resolution of certain discrete tax matters. Our effective tax rate (“ETR”) increased to 15.6% in the second quarter of fiscal 2023 compared to 8.0% in the second quarter of fiscal 2022, primarily due to the prior year resolution of certain discrete tax matters, partially offset by the impact of lower pre-tax earnings in the current year.

Income tax expense decreased in the first six months of fiscal 2023 primarily due to a decrease in pre-tax earnings, partially offset by the prior year resolution of certain discrete tax matters. Our ETR increased to 20.5% in the first six months of fiscal 2023 compared to 15.1% in the first six months of fiscal 2022, primarily due to the prior year resolution of certain discrete tax matters, partially offset by the impact of lower pre-tax earnings in the current year. Refer to Note 10, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

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

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. Based on our current analysis of the provisions, we do not believe this legislation will have a material impact on our consolidated financial statements.

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Revenue	$9,569	$11,011	$19,463	$21,852
Revenue % change	(13.1)%	20.6%	(10.9)%	28.2%
Comparable sales % change(1)	(12.7)%	20.8%	(10.6)%	28.7%
Gross profit	$2,109	$2,606	$4,279	$5,132
Gross profit as a % of revenue	22.0%	23.7%	22.0%	23.5%
SG&A	$1,732	$1,849	$3,473	$3,685
SG&A as a % of revenue	18.1%	16.8%	17.8%	16.9%
Restructuring charges	$34	$-	$34	$(44)
Operating income	$343	$757	$772	$1,491
Operating income as a % of revenue	3.6%	6.9%	4.0%	6.8%
Selected Online Revenue Data
Total online revenue	$2,975	$3,486	$6,034	$7,082
Online revenue as a % of total segment revenue	31.0%	31.7%	31.0%	32.4%
Comparable online sales % change(1)	(14.7)%	(28.1)%	(14.8)%	(13.5)%

(1)Online sales are included in the comparable sales calculation.

The decrease in revenue in the second quarter and first six months of fiscal 2023 was primarily driven by comparable sales declines across most of our product categories, particularly computing and home theater. Online revenue of $3.0 billion and $6.0 billion in the second quarter and first six months of fiscal 2023 decreased 14.7% and 14.8% on a comparable basis, respectively. These decreases in revenue were primarily due to the reasons described above.

Domestic segment stores open at the beginning and end of the second quarters of fiscal 2023 and fiscal 2022 were as follows:

	Fiscal 2023				Fiscal 2022
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	931	1	(2)	930	946	2	(1)	947
Outlet Centers	16	2	-	18	14	1	-	15
Pacific Sales	21	-	-	21	21	-	-	21
Yardbird	9	4	-	13	-	-	-	-
Total	977	7	(2)	982	981	3	(1)	983

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to close approximately 15 to 20 Best Buy stores in fiscal 2023 and to increase the number of Outlet Centers to approximately 30 by the end of fiscal 2024.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Computing and Mobile Phones	42%	43%	(16.6)%	11.4%
Consumer Electronics	30%	31%	(14.7)%	27.4%
Appliances	17%	16%	(1.2)%	31.1%
Entertainment	5%	5%	(9.2)%	36.4%
Services	5%	5%	(8.5)%	23.6%
Other	1%	-%	15.6%	N/A
Total	100%	100%	(12.7)%	20.8%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 16.6% comparable sales decline was driven primarily by computing, tablets and wearables.

•Consumer Electronics: The 14.7% comparable sales decline was driven primarily by home theater, headphones and portable speakers.

•Appliances: The 1.2% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 9.2% comparable sales decline was driven primarily by gaming.

•Services: The 8.5% comparable sales decline was driven primarily by the launch of our Totaltech membership offering that includes benefits that were previously stand-alone revenue-generating services, such as warranty.

Our gross profit rates decreased in the second quarter and first six months of fiscal 2023, primarily due to lower services margin rates, which resulted in approximately 100 basis points of margin pressure on a weighted basis in both the second quarter and first six months of fiscal 2023. Our Totaltech membership offering was the primary driver of the lower services margin rates, which is primarily due to incremental customer benefits, and associated costs, compared to our previous Total Tech Support offer. Lower product margin rates, including increased promotions, and higher supply chain costs also contributed to the decreases in our gross profit rates. These decreases were partially offset by higher profit-sharing revenue from our private label and co-branded credit card arrangement in the second quarter and first six months of fiscal 2023.

Our SG&A decreased in the second quarter and first six months of fiscal 2023, primarily due to lower incentive compensation expense of approximately $135 million and $265 million, respectively, compared to prior-year periods. We currently expect to be below required financial thresholds for short-term incentive compensation performance metrics in the current year while lapping short-term incentive payments near maximum levels in the prior year.

The restructuring charges incurred in the second quarter and first six months of fiscal 2023 primarily related to termination benefits related to an enterprise-wide restructuring initiative that commenced in the second quarter of fiscal 2023 to better align our spending with critical strategies and operations, as well as to optimize our cost structure. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Our operating income rates decreased in the second quarter and first six months of fiscal 2023, primarily due to the unfavorable gross profit rates and decreased leverage from lower sales volume on our fixed expenses, which resulted in unfavorable SG&A rates.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Revenue	$760	$838	$1,513	$1,634
Revenue % change	(9.3)%	7.2%	(7.4)%	14.3%
Comparable sales % change	(4.2)%	5.0%	(2.8)%	15.0%
Gross profit	$178	$204	$361	$393
Gross profit as a % of revenue	23.4%	24.3%	23.9%	24.1%
SG&A	$150	$160	$299	$312
SG&A as a % of revenue	19.7%	19.1%	19.8%	19.1%
Restructuring charges	$-	$4	$1	$6
Operating income	$28	$40	$61	$75
Operating income as a % of revenue	3.7%	4.8%	4.0%	4.6%

The decreases in revenue in the second quarter and first six months of fiscal 2023 were primarily driven by comparable sales declines of 4.2% and 2.8%, respectively, in Canada and the negative impact from unfavorable foreign currency exchange rates. The decrease in revenue in the first six months of fiscal 2023 was also driven by lower revenue in Mexico as a result of our decision in fiscal 2021 to exit operations.

International segment stores open at the beginning and end of the second quarters of fiscal 2023 and fiscal 2022 were as follows:

	Fiscal 2023				Fiscal 2022
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Best Buy	127	-	-	127	130	-	(1)	129
Best Buy Mobile	33	-	-	33	33	-	-	33
Total	160	-	-	160	163	-	(1)	162

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Computing and Mobile Phones	43%	44%	(7.6)%	(1.6)%
Consumer Electronics	29%	30%	(4.8)%	11.8%
Appliances	14%	12%	6.8%	11.6%
Entertainment	7%	7%	(5.8)%	13.7%
Services	5%	5%	(0.4)%	2.2%
Other	2%	2%	12.6%	10.8%
Total	100%	100%	(4.2)%	5.0%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 7.6% comparable sales decline was driven primarily by computing, partially offset by comparable sales growth in mobile phones.

•Consumer Electronics: The 4.8% comparable sales decline was driven primarily by home theater.

•Appliances: The 6.8% comparable sales growth was driven primarily by small appliances.

•Entertainment: The 5.8% comparable sales decline was driven primarily by gaming.

•Services: The 0.4% comparable sales decline was driven primarily by warranty services.

•Other: The 12.6% comparable sales growth was driven primarily by sporting goods.

The decrease in our gross profit rate in the second quarter of fiscal 2023 was primarily driven by lower product margin rates. In the first six months of fiscal 2023, the decrease in our gross profit rate was primarily driven by lower product margin rates and a $6 million benefit in the first six months of fiscal 2022 associated with more-favorable-than-expected inventory markdowns related to our decision to exit operations in Mexico. The decrease in the first six months of fiscal 2023 was partially offset by a larger percentage of revenue from the higher margin services category in Canada.

Our SG&A decreased in the second quarter and first six months of fiscal 2023, primarily due to lower incentive compensation expense and the favorable impact of foreign currency exchange rates, partially offset by higher store payroll expense.

Our operating income rates decreased in the second quarter and first six months of fiscal 2023, primarily due to the unfavorable gross profit rates and decreased leverage from lower sales volume on our fixed expenses, which resulted in unfavorable SG&A rates.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating income	$371	$797	$833	$1,566
% of revenue	3.6%	6.7%	4.0%	6.7%
Intangible asset amortization(1)	22	20	44	40
Restructuring charges(2)	34	4	35	(38)
Restructuring - inventory markdowns(3)	-	-	-	(6)
Non-GAAP operating income	$427	$821	$912	$1,562
% of revenue	4.1%	6.9%	4.3%	6.7%

Effective tax rate	15.6%	8.0%	20.5%	15.1%
Intangible asset amortization(1)	0.4%	0.4%	0.2%	0.3%
Restructuring charges(2)	0.7%	-%	0.1%	(0.3)%
Non-GAAP effective tax rate	16.7%	8.4%	20.8%	15.1%

Diluted EPS	$1.35	$2.90	$2.85	$5.22
Intangible asset amortization(1)	0.10	0.08	0.19	0.16
Restructuring charges(2)	0.15	0.02	0.15	(0.15)
Restructuring - inventory markdowns(3)	-	-	-	(0.02)
Income tax impact of non-GAAP adjustments(4)	(0.06)	(0.02)	(0.08)	-
Non-GAAP diluted EPS	$1.54	$2.98	$3.11	$5.21

(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology assets.

(2)Represents charges primarily related to termination benefits in the Domestic segment for the periods ended July 30, 2022, associated with an enterprise-wide initiative that commenced in the second quarter of fiscal 2023 to better align our spending with critical strategies and operations, as well as to optimize our cost structure. Represents adjustments to previously planned organizational changes and higher-than-expected retention rates in the Domestic segment and charges associated with the exit from operations in Mexico in the International segment for the periods ended July 31, 2021.

(3)Represents inventory markdown adjustments recorded within cost of sales associated with the exit from operations in Mexico.

(4)The non-GAAP adjustments primarily relate to the U.S., the UK and Mexico. As such, the income tax charge is calculated using the statutory tax rate of 24.5% for all U.S. non-GAAP items for all periods presented. There is no income tax charge for the UK and Mexico non-GAAP items, as there was no tax benefit recognized on these expenses in the calculation of GAAP income tax expense.

Our non-GAAP operating income rate decreased in the second quarter and first six months of fiscal 2023, primarily driven by our Domestic segment’s lower gross profit rates and decreased leverage from lower sales volume on our fixed expenses, which resulted in unfavorable SG&A rates.

Our non-GAAP effective tax rate increased in the second quarter and first six months of fiscal 2023, primarily due to the prior year resolution of certain discrete tax matters, partially offset by the impact of lower pre-tax earnings in the current year. Refer to Note 10, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Our non-GAAP diluted EPS decreased in the second quarter and first six months of fiscal 2023, primarily driven by the decreases in non-GAAP operating income.

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

Cash and cash equivalents were as follows ($ in millions):

	July 30, 2022	January 29, 2022	July 31, 2021
Cash and cash equivalents	$840	$2,936	$4,340

The decrease in cash and cash equivalents from January 29, 2022, was primarily due to lower inventory turnover and the timing and volume of inventory purchases and payments, higher incentive compensation payments in fiscal 2023 as a result of strong fiscal 2022 results, share repurchases, capital expenditures and dividend payments, partially offset by earnings.

The decrease in cash and cash equivalents from July 31, 2021, was primarily due to share repurchases, lower inventory turnover and the timing and volume of inventory purchases and payments, capital expenditures, dividend payments and acquisitions, partially offset by earnings.

Cash Flows

Cash flows were as follows ($ in millions):

	Six Months Ended
	July 30, 2022	July 31, 2021
Total cash provided by (used in):
Operating activities	$(709)	$864
Investing activities	(484)	(358)
Financing activities	(861)	(1,662)
Effect of exchange rate changes on cash	1	5
Decrease in cash, cash equivalents and restricted cash	$(2,053)	$(1,151)

Operating Activities

The increase in cash used in operating activities in the first six months of fiscal 2023 was primarily driven by lower earnings in the current year period, lower inventory turnover and the timing and volume of inventory purchases and payments, which resulted in a higher proportion of inventory purchases having been paid for compared to the first six months of fiscal 2022. The increase in cash used in operating activities was also due to higher incentive compensation payments in the first six months of fiscal 2023 as a result of strong fiscal 2022 results.

Investing Activities

The increase in cash used in investing activities in the first six months of fiscal 2023 was primarily driven by increased capital spending for initiatives to support our business.

Financing Activities

The decrease in cash used in financing activities in the first six months of fiscal 2023 was primarily driven by lower share repurchases.

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

We have a $1.25 billion, five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of July 30, 2022, January 29, 2022, or July 31, 2021.

Our credit ratings and outlook as of September 6, 2022, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our Totaltech membership offering and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $312 million, $269 million and $134 million at July 30, 2022, January 29, 2022, and July 31, 2021, respectively. The increases in restricted cash from January 29, 2022, and July 31, 2021, were primarily due to the national launch of our Totaltech membership offering in October 2021 and growth in the membership base, partially offset by a decrease in restricted cash for self-insurance liabilities.

Debt and Capital

As of July 30, 2022, we had $500 million principal amount of notes due October 1, 2028, and $650 million principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for additional information about our outstanding debt.

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

On February 28, 2022, our Board approved a new $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. Share repurchases were paused during the second quarter of fiscal 2023.

Share repurchase and dividend activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Total cost of shares repurchased	$10	$416	$452	$1,331
Average price per share	$83.71	$112.75	$96.83	$109.92
Number of shares repurchased	0.1	3.7	4.6	12.1
Regular quarterly cash dividend per share	$0.88	$0.70	$1.76	$1.40
Cash dividends declared and paid	$198	$175	$397	$350

The total cost of shares repurchased decreased in the second quarter and first six months of fiscal 2023, primarily due to decreases in the volume of repurchases. Cash dividends declared and paid increased in the second quarter and first six months of fiscal 2023, primarily due to increases in the regular quarterly cash dividend per share.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 as of July 30, 2022, and January 29, 2022, and 1.2 as of July 31, 2021. The decrease from July 31, 2021, was primarily driven by lower cash and cash equivalents.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months increased to 0.7 as of July 30, 2022, compared to 0.5 as of January 29, 2022, and July 31, 2021, primarily due to lower net earnings.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of July 30, 2022, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “outlook,” “plan,” “project” and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, new strategies, the competitive environment and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: levels of consumer confidence; macroeconomic pressures in the markets in which we operate (including but not limited to the effects of COVID-19; increased inflation rates; increased levels of inventory loss due to organized crime, petty theft or otherwise, fluctuations in housing prices, energy markets, and jobless rates and those related to the conflict in Ukraine); supply chain issues; any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S.; the duration and scope of the COVID-19 pandemic and its resurgences and the impact on demand for our products and services; catastrophic events, health crises and pandemics; susceptibility of our products to technological advancements, product life cycles and launches; conditions in the industries and categories in which we operate; changes in consumer preferences, spending and debt; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion strategies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our company transformation; our mix of products and services; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties); our reliance on our information technology systems; our dependence on internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including tax statutes and regulations); risks arising from our international activities (including those related to the conflict in Ukraine); failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; and general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

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

As of July 30, 2022, we had $1.15 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net balance exposed to interest rate changes was $0.65 billion. As of July 30, 2022, a 50-basis point increase in short-term interest rates would have led to an estimated $3 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $3 million increase in net interest expense.

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

In the second quarter and first six months of fiscal 2023, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as this foreign currency revenue translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $35 million and $40 million in the second quarter and first six months of fiscal 2023, respectively. The impact of foreign exchange rate fluctuations on our net earnings in the second quarter and first six months of fiscal 2023 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 30, 2022, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended July 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For information about our legal proceedings, see Note 11, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(c) Stock Repurchases

On February 28, 2022, our Board approved a new $5.0 billion share repurchase program. For additional information, see Note 9, Repurchase of Common Stock, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1, 2022 through May 28, 2022	119,460	$83.71	119,460	$4,674,000,000
May 29, 2022 through July 2, 2022	-	-	-	$4,674,000,000
July 3, 2022 through July 30, 2022	-	-	-	$4,674,000,000
Total	119,460	$83.71	119,460	$4,674,000,000

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018)
*10.1	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Directors
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2023, filed with the SEC on September 8, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of July 30, 2022, January 29, 2022, and July 31, 2021, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended July 30, 2022, and July 31, 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 30, 2022, and July 31, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 30, 2022, and July 31, 2021, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended July 30, 2022, and July 31, 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2023, filed with the SEC on September 8, 2022, formatted in iXBRL (included as Exhibit 101).

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

Management contracts or compensatory plans or arrangements.

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

BEST BUY CO., INC.
(Registrant)

Date: September 8, 2022	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: September 8, 2022	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: September 8, 2022	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer