Form 10-Q
period 2022-10-29
BEST BUY CO INC
filed 2022-12-06
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

The registrant had 221,264,454 shares of common stock outstanding as of December 2, 2022.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 29, 2022

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Current assets
Cash and cash equivalents	$932	$2,936	$3,465
Receivables, net	1,050	1,042	1,016
Merchandise inventories	7,294	5,965	8,553
Other current assets	646	596	486
Total current assets	9,922	10,539	13,520
Property and equipment, net	2,373	2,250	2,256
Operating lease assets	2,799	2,654	2,688
Goodwill	1,383	1,384	986
Other assets	544	677	652
Total assets	$17,021	$17,504	$20,102

Liabilities and equity
Current liabilities
Accounts payable	$7,056	$6,803	$8,405
Unredeemed gift card liabilities	273	316	306
Deferred revenue	1,080	1,103	977
Accrued compensation and related expenses	363	845	703
Accrued liabilities	744	946	895
Current portion of operating lease liabilities	638	648	645
Current portion of long-term debt	16	13	15
Total current liabilities	10,170	10,674	11,946
Long-term operating lease liabilities	2,216	2,061	2,102
Long-term debt	1,142	1,216	1,223
Long-term liabilities	500	533	553
Contingencies (Note 11)
Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 225.2 million, 227.4 million and 243.8 million shares, respectively	22	23	24
Additional paid-in capital	61	-	-
Retained earnings	2,597	2,668	3,917
Accumulated other comprehensive income	313	329	337
Total equity	2,993	3,020	4,278
Total liabilities and equity	$17,021	$17,504	$20,102

NOTE: The Consolidated Balance Sheet as of January 29, 2022, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

Three Months Ended			Nine Months Ended
October 29, 2022		October 30, 2021	October 29, 2022	October 30, 2021
Revenue	$10,587	$11,910	$31,563	$35,396
Cost of sales	8,255	9,108	24,591	27,069
Gross profit	2,332	2,802	6,972	8,327
Selling, general and administrative expenses	1,941	2,133	5,713	6,130
Restructuring charges	26	(1)	61	(39)
Operating income	365	670	1,198	2,236
Other income (expense):
Investment income and other	4	1	2	7
Interest expense	(10)	(7)	(23)	(19)
Earnings before income tax expense and equity in income (loss) of affiliates	359	664	1,177	2,224
Income tax expense	84	166	252	402
Equity in income (loss) of affiliates	2	1	(1)	6
Net earnings	$277	$499	$924	$1,828

Basic earnings per share	$1.23	$2.02	$4.09	$7.31
Diluted earnings per share	$1.22	$2.00	$4.07	$7.23

Weighted-average common shares outstanding:
Basic	225.5	246.4	225.9	249.9
Diluted	226.2	249.1	226.9	252.9

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net earnings	$277	$499	$924	$1,828
Foreign currency translation adjustments, net of tax	(15)	2	(16)	9
Comprehensive income	$262	$501	$908	$1,837

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Nine Months Ended
	October 29, 2022	October 30, 2021
Operating activities
Net earnings	$924	$1,828
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation and amortization	679	644
Restructuring charges	61	(39)
Stock-based compensation	98	105
Deferred income taxes	10	(16)
Other, net	9	3
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(14)	43
Merchandise inventories	(1,365)	(2,924)
Other assets	(1)	(12)
Accounts payable	224	1,387
Income taxes	28	(172)
Other liabilities	(761)	214
Total cash provided by (used in) operating activities	(108)	1,061

Investing activities
Additions to property and equipment	(696)	(548)
Purchases of investments	(46)	(221)
Sales of investments	5	64
Other, net	1	(2)
Total cash used in investing activities	(736)	(707)

Financing activities
Repurchase of common stock	(465)	(1,728)
Issuance of common stock	15	28
Dividends paid	(595)	(522)
Repayments of debt	(13)	(123)
Other, net	-	(2)
Total cash used in financing activities	(1,058)	(2,347)

Effect of exchange rate changes on cash and cash equivalents	(10)	6
Decrease in cash, cash equivalents and restricted cash	(1,912)	(1,987)
Cash, cash equivalents and restricted cash at beginning of period	3,205	5,625
Cash, cash equivalents and restricted cash at end of period	$1,293	$3,638

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at July 30, 2022	225.1	$22	$20	$2,522	$328	$2,892
Net earnings, three months ended October 29, 2022	-	-	-	277	-	277
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(15)	(15)
Stock-based compensation	-	-	33	-	-	33
Issuance of common stock	0.1	-	5	-	-	5
Common stock dividends, $0.88 per share	-	-	3	(202)	-	(199)
Balances at October 29, 2022	225.2	$22	$61	$2,597	$313	$2,993

Balances at January 29, 2022	227.4	$23	$-	$2,668	$329	$3,020
Net earnings, nine months ended October 29, 2022	-	-	-	924	-	924
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(16)	(16)
Stock-based compensation	-	-	98	-	-	98
Issuance of common stock	2.4	-	15	-	-	15
Common stock dividends, $2.64 per share	-	-	10	(606)	-	(596)
Repurchase of common stock	(4.6)	(1)	(62)	(389)	-	(452)
Balances at October 29, 2022	225.2	$22	$61	$2,597	$313	$2,993

Balances at July 31, 2021	247.3	$25	$-	$3,975	$335	$4,335
Net earnings, three months ended October 30, 2021	-	-	-	499	-	499
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	2	2
Stock-based compensation	-	-	34	-	-	34
Issuance of common stock	0.2	-	6	-	-	6
Common stock dividends, $0.70 per share	-	-	3	(175)	-	(172)
Repurchase of common stock	(3.7)	(1)	(43)	(382)	-	(426)
Balances at October 30, 2021	243.8	$24	$-	$3,917	$337	$4,278

Balances at January 30, 2021	256.9	$26	$-	$4,233	$328	$4,587
Net earnings, nine months ended October 30, 2021	-	-	-	1,828	-	1,828
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	9	9
Stock-based compensation	-	-	105	-	-	105
Issuance of common stock	2.7	-	28	-	-	28
Common stock dividends, $2.10 per share	-	-	11	(533)	-	(522)
Repurchase of common stock	(15.8)	(2)	(144)	(1,611)	-	(1,757)
Balances at October 30, 2021	243.8	$24	$-	$3,917	$337	$4,278

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

Historically, we have generated a large proportion of our revenue and earnings in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. The first nine months of fiscal 2023 and fiscal 2022 included 39 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from October 29, 2022, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for the reported periods.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	October 29, 2022	January 29, 2022	October 30, 2021
Cash and cash equivalents	$932	$2,936	$3,465
Restricted cash included in Other current assets	361	269	173
Total cash, cash equivalents and restricted cash	$1,293	$3,205	$3,638

Amounts included in restricted cash are primarily restricted to use for product protection plans provided under our Best Buy Totaltech membership offering and self-insurance liabilities.

2. Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Fiscal 2023 Resource Optimization Initiative	$25	$-	$59	$-
Mexico Exit and Strategic Realignment(1)	1	(1)	2	(45)
Total	$26	$(1)	$61	$(45)

(1)Includes ($6) million related to inventory markdowns recorded in Cost of Sales on our Condensed Consolidated Statements of Earnings for the nine months ended October 30, 2021.

Fiscal 2023 Resource Optimization Initiative

In light of ongoing changes in business trends, during the second quarter of fiscal 2023, we commenced an enterprise-wide initiative to better align our spending with critical strategies and operations, as well as to optimize our cost structure. Charges incurred for the periods presented are primarily comprised of employee termination benefits within our Domestic segment. We currently expect to incur additional charges through the remainder of fiscal 2023, primarily within our Domestic segment, of approximately $15 million to $30 million related to this initiative.

All charges incurred related to this plan were from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings.

Restructuring accrual activity within our Domestic segment related to the fiscal 2023 resource optimization initiative described above was as follows ($ in millions):

Termination Benefits
Balance at January 29, 2022	$-
Charges	62
Cash payments	(28)
Adjustments(1)	(3)
Balance at October 29, 2022	$31

(1)Represents higher-than-expected employee retention.

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

All charges incurred related to this plan were from continuing operations and were presented as follows ($ in millions):

	Statement of	Three Months Ended October 30, 2021			Nine Months Ended October 30, 2021
	Earnings Location	Domestic	International	Total	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$-	$-	$-	$(6)	$(6)
Asset impairments	Restructuring charges	-	(1)	(1)	-	6	6
Termination benefits	Restructuring charges	-	-	-	(44)	(1)	(45)
		$-	$(1)	$(1)	$(44)	$(1)	$(45)

	Statement of	Cumulative Amount as of October 29, 2022
	Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$17	$17
Asset impairments(1)	Restructuring charges	10	63	73
Termination benefits	Restructuring charges	83	20	103
Currency translation adjustment	Restructuring charges	-	39	39
Other(2)	Restructuring charges	-	6	6
		$93	$145	$238

(1)Remaining net carrying value approximates fair value and was immaterial as of October 29, 2022.

(2)Other charges are primarily comprised of contract termination costs.

We do not expect to incur material future restructuring charges related to the exit from Mexico or strategic realignment initiatives described above, and no material liability remains as of October 29, 2022.

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances by reportable segment were as follows ($ in millions):

	October 29, 2022		January 29, 2022		October 30, 2021
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(67)	$1,451	$(67)	$1,053	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$2,058	$(675)	$2,059	$(675)	$1,661	$(675)

No impairment charges were recorded during the periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets that are recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	October 29, 2022		January 29, 2022		October 30, 2021		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of October 29, 2022 (in years)
Customer relationships	$360	$222	$360	$180	$339	$165	8.0
Tradenames	108	52	108	38	81	34	5.4
Developed technology	64	48	64	39	56	36	2.6
Total	$532	$322	$532	$257	$476	$235	6.9

Amortization expense was as follows ($ in millions):

	Statement of	Three Months Ended		Nine Months Ended
	Earnings Location	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Amortization expense	SG&A	$21	$20	$65	$60

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2023	$21
Fiscal 2024	61
Fiscal 2025	21
Fiscal 2026	21
Fiscal 2027	18
Fiscal 2028	12
Thereafter	56

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$76	$548	$313
Time deposits(3)	Cash and cash equivalents	Level 2	25	278	625
Money market funds(2)	Other current assets	Level 1	176	-	-
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	44	54	54
Interest rate swap derivative instruments(5)	Other assets	Level 2	-	50	58

Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	27	-	-

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	October 29, 2022		January 29, 2022		October 30, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$925	$1,123	$1,205	$1,200	$1,257	$1,208

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

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	October 29, 2022	January 29, 2022	October 30, 2021
Derivatives designated as net investment hedges	$118	$155	$125
Derivatives designated as interest rate swaps	500	500	500
No hedge designation (foreign exchange contracts)	112	68	106
Total	$730	$723	$731

Effects of our derivatives on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
	Statement of Earnings Location	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Interest rate swap contracts	Interest expense	$(45)	$(21)	$(76)	$(33)
Adjustments to carrying value of long-term debt	Interest expense	45	21	76	33
Total		$-	$-	$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

We have a $1.25 billion, five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of October 29, 2022, January 29, 2022, or October 30, 2021.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	October 29, 2022	January 29, 2022	October 30, 2021
Notes, 4.45%, due October 1, 2028	$500	$500	$500
Notes, 1.95%, due October 1, 2030	650	650	650
Interest rate swap valuation adjustments	(27)	50	58
Subtotal	1,123	1,200	1,208
Debt discounts and issuance costs	(9)	(11)	(11)
Finance lease obligations	44	40	41
Total long-term debt	1,158	1,229	1,238
Less current portion	16	13	15
Total long-term debt, less current portion	$1,142	$1,216	$1,223

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

	October 29, 2022	January 29, 2022	October 30, 2021
Receivables, net(1)	$654	$591	$638
Short-term contract liabilities included in:
Unredeemed gift card liabilities	273	316	306
Deferred revenue	1,080	1,103	977
Accrued liabilities	77	83	88

(1)Receivables are recorded net of allowances for doubtful accounts of $20 million, $31 million and $24 million as of October 29, 2022, January 29, 2022, and October 30, 2021, respectively.

During the first nine months of fiscal 2023 and fiscal 2022, $1,251 million and $1,001 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended			Nine Months Ended
October 29, 2022		October 30, 2021	October 29, 2022	October 30, 2021
Numerator
Net earnings	$277	$499	$924	$1,828
Denominator
Weighted-average common shares outstanding	225.5	246.4	225.9	249.9
Dilutive effect of stock compensation plan awards	0.7	2.7	1.0	3.0
Weighted-average common shares outstanding, assuming dilution	226.2	249.1	226.9	252.9

Potential shares which were anti-dilutive and excluded from weighted-average share computations	2.3	-	2.3	-

Basic earnings per share	$1.23	$2.02	$4.09	$7.31
Diluted earnings per share	$1.22	$2.00	$4.07	$7.23

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a new $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. Share repurchases resumed in fiscal November 2023 after pausing during the second quarter of fiscal 2023. We expect to spend approximately $1 billion in share repurchases in fiscal 2023.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Total cost of shares repurchased	$-	$426	$452	$1,757
Average price per share	$-	$115.94	$96.83	$111.33
Number of shares repurchased	-	3.7	4.6	15.8

As of October 29, 2022, $4.7 billion of the $5.0 billion share repurchase authorization was available. Between the end of the third quarter of fiscal 2023 on October 29, 2022, and December 2, 2022, we repurchased an incremental 4.4 million shares of our common stock at a cost of $322 million.

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

12. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Revenue by reportable segment
Domestic	$9,800	$10,985	$29,263	$32,837
International	787	925	2,300	2,559
Total revenue	$10,587	$11,910	$31,563	$35,396
Revenue by product category
Domestic:
Computing and Mobile Phones	$4,337	$4,901	$12,586	$14,460
Consumer Electronics	2,889	3,346	8,630	9,964
Appliances	1,469	1,628	4,717	4,864
Entertainment	500	527	1,581	1,755
Services	533	541	1,538	1,667
Other	72	42	211	127
Total Domestic revenue	$9,800	$10,985	$29,263	$32,837
International:
Computing and Mobile Phones	$389	$462	$1,060	$1,230
Consumer Electronics	220	253	657	720
Appliances	74	87	249	260
Entertainment	46	54	154	176
Services	43	54	134	128
Other	15	15	46	45
Total International revenue	$787	$925	$2,300	$2,559

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income (loss) of affiliates was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Domestic	$332	$609	$1,104	$2,100
International	33	61	94	136
Total operating income	365	670	1,198	2,236
Other income (expense):
Investment income and other	4	1	2	7
Interest expense	(10)	(7)	(23)	(19)
Earnings before income tax expense and equity in income (loss) of affiliates	$359	$664	$1,177	$2,224

Assets by reportable segment were as follows ($ in millions):

	October 29, 2022	January 29, 2022	October 30, 2021
Domestic	$15,695	$16,016	$18,518
International	1,326	1,488	1,584
Total assets	$17,021	$17,504	$20,102

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

Business Strategy Update

We believe one of our greatest strengths is our ability to adapt to rapidly changing and challenging environments, whether due to changes in technology, macroeconomic trends or a pandemic. We are currently operating in a challenging consumer electronics industry. As previously stated, we assumed that sales in the consumer electronics industry would be lower this year following two years of elevated growth driven by unusually strong demand for technology products and services and fueled partly by stimulus dollars during the pandemic. In addition, we expected to see some impact on our business as customers broadly shifted their spending back into experience areas, such as travel and entertainment. These impacts are being compounded by a changing macro environment where consumers are dealing with sustained and record high levels of inflation in some of the most fundamental parts of their daily lives, like food, fuel and lodging.

Throughout the third quarter of fiscal 2023, we were committed to balancing our near-term response to current conditions and managing well what is in our control, while also advancing our strategic initiatives and investing in areas important for our long-term growth. This includes managing our inventory levels and actively assessing further actions to evolve our operating model, manage profitability and iterate on our growth initiatives. We have proactively managed our inventory levels and believe they continue to reflect a healthy and evolving mix of products that enables us to positively react to ever-changing consumer needs. We are planning for lower store payroll expenses and reducing spending in discretionary areas by increasing our rigor around backfilling corporate roles, capital expenditures and travel. In the second quarter of fiscal 2023, we commenced an enterprise-wide restructuring initiative to better align our spending with critical strategies and operations, as well as to optimize our cost structure.

At the same time, strategically, we are positioning ourselves to be a leader in the future of retailing. We continue to see a customer that is increasingly in control and expects seamless experiences across all touchpoints. As such, we believe it is paramount that we continue to invest in the areas that will be important for our future growth, including our in-store experience, digital experiences and tools, our Best Buy Totaltech membership and Best Buy Health.

We remain confident in our strategy and excited about our future. We fundamentally believe that technology is more important than ever in our everyday lives, and as a result of the past few years, consumers have even more technology devices in their homes that will need to be updated, upgraded and supported over time. As our vendor partners continue to innovate and the world becomes increasingly more digital in all aspects, we will be there to help customers in our stores, online, virtually and directly in their homes.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Revenue	$10,587	$11,910	$31,563	$35,396
Revenue % change	(11.1)%	0.5%	(10.8)%	16.7%
Comparable sales % change	(10.4)%	1.6%	(10.2)%	17.5%
Gross profit	$2,332	$2,802	$6,972	$8,327
Gross profit as a % of revenue(1)	22.0%	23.5%	22.1%	23.5%
SG&A	$1,941	$2,133	$5,713	$6,130
SG&A as a % of revenue(1)	18.3%	17.9%	18.1%	17.3%
Restructuring charges	$26	$(1)	$61	$(39)
Operating income	$365	$670	$1,198	$2,236
Operating income as a % of revenue	3.4%	5.6%	3.8%	6.3%
Net earnings	$277	$499	$924	$1,828
Diluted earnings per share	$1.22	$2.00	$4.07	$7.23

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

In the third quarter and first nine months of fiscal 2023, we generated $10.6 billion and $31.6 billion in revenue and our comparable sales decreased 10.4% and 10.2%, respectively, as we lapped strong comparable sales over the past two years, which were driven by the timing of government stimulus payments, temporary store closures due to the COVID-19 pandemic and heightened demand for stay-at-home focused purchases. In addition, we faced macroeconomic pressures in the current year, including high inflation, that have resulted in overall softness in customer demand within the consumer electronics industry.

Revenue, gross profit rate, SG&A and operating income rate changes in the third quarter and first nine months of fiscal 2023 were primarily driven by our Domestic segment. For further discussion of each segment’s rate changes, see Segment Performance Summary, below.

Income Tax Expense

Income tax expense decreased in the third quarter of fiscal 2023, primarily due to a decrease in pre-tax earnings. Our effective tax rate (“ETR”) decreased to 23.6% in the third quarter of fiscal 2023 compared to 25.1% in the third quarter of fiscal 2022, primarily due to the recognition of losses and certain deferred tax assets for which tax benefits were previously not recognized, as well as an increase in the tax benefit from federal tax credits.

Income tax expense decreased in the first nine months of fiscal 2023, primarily due to a decrease in pre-tax earnings, partially offset by the prior-year resolution of certain discrete tax matters. Our ETR increased to 21.4% in the first nine months of fiscal 2023 compared to 18.1% in the first nine months of fiscal 2022, primarily due to the prior-year resolution of certain discrete tax matters and a decrease in the tax benefit from stock-based compensation, partially offset by the impact of lower pre-tax earnings in the current year. Refer to Note 10, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Revenue	$9,800	$10,985	$29,263	$32,837
Revenue % change	(10.8)%	1.2%	(10.9)%	17.7%
Comparable sales % change(1)	(10.5)%	2.0%	(10.6)%	18.3%
Gross profit	$2,148	$2,571	$6,427	$7,703
Gross profit as a % of revenue	21.9%	23.4%	22.0%	23.5%
SG&A	$1,791	$1,962	$5,264	$5,647
SG&A as a % of revenue	18.3%	17.9%	18.0%	17.2%
Restructuring charges	$25	$-	$59	$(44)
Operating income	$332	$609	$1,104	$2,100
Operating income as a % of revenue	3.4%	5.5%	3.8%	6.4%
Selected Online Revenue Data
Total online revenue	$3,037	$3,436	$9,070	$10,518
Online revenue as a % of total segment revenue	31.0%	31.3%	31.0%	32.0%
Comparable online sales % change(1)	(11.6)%	(10.1)%	(13.8)%	(12.5)%

(1)Online sales are included in the comparable sales calculation.

The decrease in revenue in the third quarter and first nine months of fiscal 2023 was primarily driven by comparable sales declines across most of our product categories, particularly computing and home theater. Online revenue of $3.0 billion and $9.1 billion in the third quarter and first nine months of fiscal 2023 decreased 11.6% and 13.8% on a comparable basis, respectively. These decreases in revenue were primarily due to the reasons described within the Consolidated Results section, above.

Domestic segment stores open at the beginning and end of the third quarters of fiscal 2023 and fiscal 2022 were as follows:

	Fiscal 2023				Fiscal 2022
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	930	-	(5)	925	947	-	(9)	938
Outlet Centers	18	1	-	19	15	1	-	16
Pacific Sales	21	-	-	21	21	-	-	21
Yardbird	13	1	-	14	-	-	-	-
Total	982	2	(5)	979	983	1	(9)	975

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to increase the number of Outlet Centers to approximately 30 by the end of fiscal 2024.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Computing and Mobile Phones	44%	45%	(11.4)%	(2.4)%
Consumer Electronics	30%	30%	(12.8)%	5.5%
Appliances	15%	15%	(9.6)%	10.9%
Entertainment	5%	5%	(4.6)%	4.1%
Services	5%	5%	(0.9)%	(5.6)%
Other	1%	-%	39.8%	N/A
Total	100%	100%	(10.5)%	2.0%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 11.4% comparable sales decline was driven primarily by computing, tablets and mobile phones.

•Consumer Electronics: The 12.8% comparable sales decline was driven primarily by home theater.

•Appliances: The 9.6% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 4.6% comparable sales decline was driven primarily by gaming software.

•Services: The 0.9% comparable sales decline was driven primarily by the launch of our Best Buy Totaltech membership offering that includes benefits that were previously stand-alone revenue-generating services, such as warranty.

Our gross profit rate decreased in the third quarter of fiscal 2023, primarily due to lower product margin rates, including increased promotions, lower services margin rates, driven by the incremental customer benefits and associated costs from our Best Buy Totaltech membership offering compared to our previous Total Tech Support offer, and higher supply chain costs. These decreases were partially offset by higher profit-sharing revenue from our private label and co-branded credit card arrangement.

Our gross profit rate decreased in the first nine months of fiscal 2023, primarily due to lower services margin rates, driven by the incremental customer benefits and associated costs from our Best Buy Totaltech membership offering compared to our previous Total Tech Support offer, lower product margin rates, including increased promotions, and higher supply chain costs. These decreases were partially offset by higher profit-sharing revenue from our private label and co-branded credit card arrangement.

Our SG&A decreased in the third quarter and first nine months of fiscal 2023, primarily due to lower incentive compensation expense of approximately $100 million and $365 million, respectively, compared to prior-year periods and decreased store payroll expenses. We currently expect to be below required financial thresholds for short-term incentive compensation performance metrics in the current year while lapping short-term incentive payments near maximum levels in the prior year.

The restructuring charges incurred in the third quarter and first nine months of fiscal 2023 primarily related to employee termination benefits related to an enterprise-wide restructuring initiative that commenced in the second quarter of fiscal 2023 to better align our spending with critical strategies and operations, as well as to optimize our cost structure. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Our operating income rates decreased in the third quarter and first nine months of fiscal 2023, primarily due to the unfavorable gross profit rates and decreased leverage from lower sales volume on our fixed expenses, which resulted in unfavorable SG&A rates.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Revenue	$787	$925	$2,300	$2,559
Revenue % change	(14.9)%	(7.8)%	(10.1)%	5.2%
Comparable sales % change	(9.3)%	(3.0)%	(5.2)%	7.7%
Gross profit	$184	$231	$545	$624
Gross profit as a % of revenue	23.4%	25.0%	23.7%	24.4%
SG&A	$150	$171	$449	$483
SG&A as a % of revenue	19.1%	18.5%	19.5%	18.9%
Restructuring charges	$1	$(1)	$2	$5
Operating income	$33	$61	$94	$136
Operating income as a % of revenue	4.2%	6.6%	4.1%	5.3%

The decreases in revenue in the third quarter and first nine months of fiscal 2023 were primarily driven by Canada due to comparable sales declines of 9.3% and 5.2%, respectively, and the negative impact from unfavorable foreign currency exchange rates.

International segment stores open at the beginning and end of the third quarters of fiscal 2023 and fiscal 2022 were as follows:

	Fiscal 2023				Fiscal 2022
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Best Buy	127	-	-	127	129	-	-	129
Best Buy Mobile	33	-	-	33	33	-	-	33
Total	160	-	-	160	162	-	-	162

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Computing and Mobile Phones	49%	50%	(9.9)%	(6.7)%
Consumer Electronics	28%	27%	(7.4)%	(0.8)%
Appliances	9%	9%	(10.2)%	(1.8)%
Entertainment	6%	6%	(8.4)%	15.0%
Services	6%	6%	(15.2)%	(2.2)%
Other	2%	2%	3.6%	17.0%
Total	100%	100%	(9.3)%	(3.0)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 9.9% comparable sales decline was driven primarily by computing and tablets.

•Consumer Electronics: The 7.4% comparable sales decline was driven primarily by home theater.

•Appliances: The 10.2% comparable sales decline was driven by large and small appliances.

•Entertainment: The 8.4% comparable sales decline was driven primarily by gaming and virtual reality.

•Services: The 15.2% comparable sales decline was driven primarily by warranty services.

•Other: The 3.6% comparable sales growth was driven primarily by sporting goods.

The decrease in our gross profit rate in the third quarter of fiscal 2023 was primarily driven by lower product margin rates and higher supply chain costs. In the first nine months of fiscal 2023, the decrease in our gross profit rate was primarily driven by lower product margin rates, higher supply chain costs and a $6 million benefit in the first nine months of fiscal 2022 associated with more-favorable-than-expected inventory markdowns related to our decision to exit operations in Mexico.

Our SG&A decreased in the third quarter and first nine months of fiscal 2023, primarily due to lower incentive compensation expense and the favorable impact of foreign currency exchange rates.

Our operating income rates decreased in the third quarter and first nine months of fiscal 2023, primarily due to the unfavorable gross profit rates and decreased leverage from lower sales volume on our fixed expenses, which resulted in unfavorable SG&A rates.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating income	$365	$670	$1,198	$2,236
% of revenue	3.4%	5.6%	3.8%	6.3%
Intangible asset amortization(1)	21	20	65	60
Acquisition-related transaction costs(1)	-	5	-	5
Restructuring charges(2)	26	(1)	61	(39)
Restructuring - inventory markdowns(3)	-	-	-	(6)
Non-GAAP operating income	$412	$694	$1,324	$2,256
% of revenue	3.9%	5.8%	4.2%	6.4%

Effective tax rate	23.6%	25.1%	21.4%	18.1%
Intangible asset amortization(1)	0.1%	(0.1)%	0.2%	0.1%
Restructuring charges(2)	0.1%	-%	0.1%	(0.1)%
Non-GAAP effective tax rate	23.8%	25.0%	21.7%	18.1%

Diluted EPS	$1.22	$2.00	$4.07	$7.23
Intangible asset amortization(1)	0.10	0.08	0.29	0.24
Acquisition-related transaction costs(1)	-	0.02	-	0.02
Restructuring charges(2)	0.11	-	0.27	(0.15)
Restructuring - inventory markdowns(3)	-	-	-	(0.03)
Income tax impact of non-GAAP adjustments(4)	(0.05)	(0.02)	(0.14)	(0.02)
Non-GAAP diluted EPS	$1.38	$2.08	$4.49	$7.29

(1)Represents charges associated with acquisitions, including: (1) the non-cash amortization of definite-lived intangible assets, including customer relationships, tradenames and developed technology; and (2) acquisition-related transaction and due diligence costs, primarily comprised of professional fees.

(2)Represents charges primarily related to employee termination benefits in the Domestic segment for the periods ended October 29, 2022, associated with an enterprise-wide initiative that commenced in the second quarter of fiscal 2023 to better align our spending with critical strategies and operations, as well as to optimize our cost structure. Represents adjustments to previously planned organizational changes and higher-than-expected retention rates in the Domestic segment, and charges and subsequent adjustments associated with the exit from operations in Mexico in the International segment for the periods ended October 30, 2021.

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

Our non-GAAP operating income rate decreased in the third quarter and first nine months of fiscal 2023, primarily driven by our Domestic segment’s lower gross profit rates and decreased leverage from lower sales volume on our fixed expenses, which resulted in unfavorable SG&A rates.

Our non-GAAP effective tax rate decreased in the third quarter of fiscal 2023, primarily due to the recognition of losses and certain deferred tax assets for which tax benefits were previously not recognized, as well as an increase in the tax benefit from federal tax credits. Our non-GAAP effective tax rate increased in the first nine months of fiscal 2023, primarily due to the prior-year resolution of certain discrete tax matters and a decrease in the tax benefit from stock-based compensation, partially offset by the impact of lower pre-tax earnings in the current year. Refer to Note 10, Income Taxes, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Our non-GAAP diluted EPS decreased in the third quarter and first nine months of fiscal 2023, primarily driven by the decreases in non-GAAP operating income.

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

Cash and cash equivalents were as follows ($ in millions):

	October 29, 2022	January 29, 2022	October 30, 2021
Cash and cash equivalents	$932	$2,936	$3,465

The decrease in cash and cash equivalents from January 29, 2022, was primarily due to lower inventory turnover and the timing and volume of inventory purchases and payments, capital expenditures, dividend payments, share repurchases and higher incentive compensation payments in fiscal 2023 as a result of strong fiscal 2022 results, partially offset by earnings.

The decrease in cash and cash equivalents from October 30, 2021, was primarily due to share repurchases, capital expenditures, dividend payments, acquisitions and higher incentive compensation payments in fiscal 2023 as a result of strong fiscal 2022 results, partially offset by earnings.

Cash Flows

Cash flows were as follows ($ in millions):

	Nine Months Ended
	October 29, 2022	October 30, 2021
Total cash provided by (used in):
Operating activities	$(108)	$1,061
Investing activities	(736)	(707)
Financing activities	(1,058)	(2,347)
Effect of exchange rate changes on cash	(10)	6
Decrease in cash, cash equivalents and restricted cash	$(1,912)	$(1,987)

Operating Activities

The increase in cash used in operating activities in the first nine months of fiscal 2023 was primarily driven by lower earnings in the current-year period and higher incentive compensation payments as a result of strong fiscal 2022 results, partially offset by the timing and volume of inventory purchases and payments.

Investing Activities

The increase in cash used in investing activities in the first nine months of fiscal 2023 was primarily driven by increased capital spending for initiatives to support our business, partially offset by a decrease in purchases of investments.

Financing Activities

The decrease in cash used in financing activities in the first nine months of fiscal 2023 was primarily driven by lower share repurchases.

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

We have a $1.25 billion, five year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of October 29, 2022, January 29, 2022, or October 30, 2021.

Our credit ratings and outlook as of December 2, 2022, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our Best Buy Totaltech membership offering and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $361 million, $269 million and $173 million at October 29, 2022, January 29, 2022, and October 30, 2021, respectively. The increases in restricted cash from January 29, 2022, and October 30, 2021, were primarily due to the national launch of our Best Buy Totaltech membership offering in October 2021 and growth in the membership base, partially offset by a decrease in restricted cash for self-insurance liabilities.

Debt and Capital

As of October 29, 2022, we had $500 million principal amount of notes due October 1, 2028, and $650 million principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for additional information about our outstanding debt.

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

On February 28, 2022, our Board approved a new $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. Share repurchases resumed in fiscal November 2023 after pausing during the second quarter of fiscal 2023. We expect to spend approximately $1 billion in share repurchases in fiscal 2023.

Share repurchase and dividend activity was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Total cost of shares repurchased	$-	$426	$452	$1,757
Average price per share	$-	$115.94	$96.83	$111.33
Number of shares repurchased	-	3.7	4.6	15.8
Regular quarterly cash dividend per share	$0.88	$0.70	$2.64	$2.10
Cash dividends declared and paid	$198	$172	$595	$522

The total cost of shares repurchased decreased in the third quarter and first nine months of fiscal 2023, primarily due to decreases in the volume of repurchases. Cash dividends declared and paid increased in the third quarter and first nine months of fiscal 2023, primarily due to increases in the regular quarterly cash dividend per share.

Between the end of the third quarter of fiscal 2023 on October 29, 2022, and December 2, 2022, we repurchased an incremental 4.4 million shares of our common stock at a cost of $322 million.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, was 1.0 as of October 29, 2022, and January 29, 2022, and 1.1 as of October 30, 2021. The decrease from October 30, 2021, was primarily driven by lower cash and cash equivalents.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months increased to 0.7 as of October 29, 2022, compared to 0.5 as of January 29, 2022, and October 30, 2021, primarily due to lower net earnings.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of October 29, 2022, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “guidance,” “intend,” “outlook,” “plan,” “project” and other words and terms of similar meaning. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, our operating model, new strategies and growth initiatives, the competitive environment, consumer behavior and other events. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: levels of consumer confidence; macroeconomic pressures in the markets in which we operate (including but not limited to the effects of COVID-19; increased inflation rates; fluctuations in foreign currency exchange rates; increased levels of inventory loss due to organized crime, petty theft or otherwise; fluctuations in housing prices, energy markets, and jobless rates and those related to the conflict in Ukraine); supply chain issues; any material disruption in our relationship with or the services of third-party vendors, risks related to our exclusive brand products and risks associated with vendors that source products outside of the U.S.; the duration and scope of the COVID-19 pandemic and its resurgences and the impact on demand for our products and services; catastrophic events, health crises and pandemics; susceptibility of our products to technological advancements, product life cycles and launches; conditions in the industries and categories in which we operate; changes in consumer preferences, spending and debt; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion strategies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our company transformation; our mix of products and services; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; trade restrictions or changes in the costs of imports (including existing or new tariffs or duties and changes in the amount of any such tariffs or duties); our reliance on our information technology systems; our dependence on internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including tax statutes and regulations); risks arising from our international activities (including those related to the conflict in Ukraine or fluctuations in foreign currency exchange rates); failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; and general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

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

As of October 29, 2022, we had $1.3 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net balance exposed to interest rate changes was $0.8 billion. As of October 29, 2022, a 50-basis point increase in short-term interest rates would have led to an estimated $4 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $4 million increase in net interest expense.

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

In the third quarter and first nine months of fiscal 2023, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as this foreign currency revenue translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $44 million and $84 million in the third quarter and first nine months of fiscal 2023, respectively. The impact of foreign exchange rate fluctuations on our net earnings in the third quarter and first nine months of fiscal 2023 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 29, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 29, 2022, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended October 29, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2023, filed with the SEC on December 6, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of October 29, 2022, January 29, 2022, and October 30, 2021, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended October 29, 2022, and October 30, 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 29, 2022, and October 30, 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 29, 2022, and October 30, 2021, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 29, 2022, and October 30, 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2023, filed with the SEC on December 6, 2022, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: December 6, 2022	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: December 6, 2022	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: December 6, 2022	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer