Form 10-K
period 2023-01-28
BEST BUY CO INC
filed 2023-03-17
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒ No 

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                             Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2022, was approximately $13.4 billion, computed by reference to the price of $76.99 per share, the price at which the common equity was last sold on July 29, 2022, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 15, 2023, the registrant had 218,045,737 shares of its common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to its 2023 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CAUTIONARY STATEMENT PURSUANT TO THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements and may be identified by the use of words such as “anticipate,” “appear,” “approximate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “project” “seek,” “should,” “would,” and other words and terms of similar meaning or the negatives thereof. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties and assumptions. A variety of factors could cause our future results to differ materially from the anticipated results expressed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of this Annual Report on Form 10-K for a description of important factors that could cause our future results to differ materially from those contemplated by the forward-looking statements made in this Annual Report on Form 10-K. Our forward-looking statements speak only as of the date of this report or as of the date they are made, and we undertake no obligation to update our forward-looking statements.

BEST BUY FISCAL 2023 FORM 10-K

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

Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Health, CST, Current Health, Geek Squad, Lively, Magnolia, Pacific Kitchen and Home, TechLiquidators and Yardbird and the domain names bestbuy.com, currenthealth.com, lively.com, techliquidators.com and yardbird.com. All of our former stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Mobile and Geek Squad and the domain name bestbuy.ca.

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

Development of merchandise and service offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising and labor deployment across all channels are centrally managed. In addition, support capabilities (for example, human resources, finance, information technology and real estate management) operate from our corporate headquarters. We also have field operations that support retail, services and in-home teams from our corporate headquarters and regional locations. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized. All stores generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics. While day-to-day operations of our stores are led by store management, more strategic decisions regarding, for example, store locations, format, category assortment and fulfillment strategy are addressed at a market or regional level.

Our Best Buy Health business has a dedicated leadership team and operations team. The Best Buy Health leadership team manages the day-to-day affairs of all aspects of its business, while receiving support from certain Best Buy enterprise capabilities.

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

Distribution

Customers within our Domestic and International segments who purchase product online have the choice to pick up product at a Best Buy store (including curbside pick-up for select products at most Domestic stores), at an alternative pick-up location or take delivery direct to their homes. Our ship-from-store capability allows us to improve product availability and delivery times for customers. Most merchandise is shipped directly from manufacturers to our distribution centers.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2023, our 20 largest suppliers accounted for approximately 79% of the merchandise we purchased, with five suppliers – Apple, Samsung, HP, LG and Sony – representing approximately 57% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or that secure any of the key terms of our arrangements.

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

Store Development

We had 1,138 stores at the end of fiscal 2023 throughout our Domestic and International segments. Our stores are a vital component of our omnichannel strategy, and we believe they are an important competitive advantage. We also have vendor store-within-a-store concepts to allow closer vendor partnerships and a higher quality customer experience. We continuously look for opportunities to optimize our store space, renegotiate leases and selectively open or close locations to support our operations.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and trade names, including, but not limited to, Best Buy, Best Buy Ads, Best Buy Essentials, Best Buy Health, Best Buy Mobile, Best Buy Totaltech, CST, Current Health, Dynex, Geek Squad, Insignia, Jitterbug, Lively, Magnolia, Modal, My Best Buy, Pacific Kitchen and Home, Pacific Sales, Platinum, Rocketfish, TechLiquidators, Yardbird and our Yellow Tag logo.

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

Competition

Our competitors are primarily multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers, vendors and mobile network carriers who offer their products and services directly to customers. We believe our ability to help customers online, in our stores and in their homes, and to connect technology product and solutions with customer needs, provides us key competitive advantages. Some of our competitors have lower cost operating structures and seek to compete for sales primarily on price. We carefully monitor pricing offered by other retailers and service providers, as maintaining price competitiveness is one of our ongoing priorities. In addition, we have price-matching policies that allow customers to request that we match a price offered by certain retail stores and online operators. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us through our global vendor partnerships. We believe our dedicated and knowledgeable people; our integrated online, retail and in-home assets; our broad and curated product assortment; our strong vendor partnerships; our service and support offerings designed to solve real customer needs; our unique ability to showcase technology in distinct store formats and our supply chain are important ways in which we maintain our competitive advantage.

Environmental and Social

As we pursue our purpose to enrich lives through technology, we are committed to having a positive impact on the world, the environment and the communities in which we operate through interactions with all of our stakeholders, including our customers, employees, vendor partners and shareholders.

The Nominating, Corporate Governance and Public Policy Committee of our Board of Directors (“Board”) advises and oversees management regarding the effectiveness and risks of our environmental, social and governance strategy, programs and initiatives, including environmental goals and progress, social responsibility programs, and initiatives and public policy positions and advocacy.

Environmental

We aspire to drive forward the circular economy and we are committed to conserving natural resources, reducing waste in our operations, offering products that help our customers live more sustainably and transitioning to renewable energy sources. As of the end of fiscal 2023, we have invested in five solar fields, helping to accelerate the progress towards our carbon reduction goals.

We intend to reduce the use of natural resources in our operations as demonstrated by the following goals, which we believe can be managed within our normal operating budget without significant incremental spending:

•Reduce carbon emissions 75% by 2030 (over a 2009 baseline) and become carbon neutral by 2040. We continue to reduce our carbon emissions and plan to achieve this goal by investing in energy efficiency improvements, deploying small-scale onsite and utility-scale renewable energy systems, electrifying our fleet and neutralizing residual emissions.

•Reduce water consumption 15% by 2025 (over a 2019 baseline). By monitoring our water consumption across our business, and identifying actions that lessen our dependence on water, we continue to reduce our water usage.

•Achieve zero-waste certification at additional distribution center locations. To continue reducing our impact on the environment, we are working toward building a more sustainable supply chain and expanding our Total Resource Use and Efficiency zero-waste certification efforts across our warehousing operations.

We aim to help our customers reduce their impact on the environment as well. Through the sale of ENERGY STAR® products, we expect to help our customers reduce carbon emissions 20% by 2030 (over a 2017 baseline), which we estimate will save our customers collectively at least $5 billion on utility bills.

We support the circular economy by keeping consumer products in use for as long as possible through our repair and trade-in services. Finally, we put materials back into the manufacturing process when products reach the end of their lives through our electronics and appliance recycling program. We have collected more than 2.7 billion pounds of electronics and appliances for recycling since 2009, including more than 183 million pounds in fiscal 2023. We remain committed to maintaining this program to collect even more in the years ahead.

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

Community Impact

The Best Buy Foundation is working to build brighter futures for teens from disinvested communities. The Best Buy Foundation currently supports a network of 52 Best Buy Teen Tech Center® locations and has a goal of supporting 100 locations by 2025. Through the Best Buy Teen Tech Centers and a suite of supporting programs, teens are able to prepare for careers of the future through access to:

•cutting-edge technology and related training;

•post-secondary guidance for college prep and technical programs;

•mentors who inspire new passions and possibilities;

•social and emotional support, including mental health resources; and

•paid internship and career exploration opportunities that put learning into practice.

Human Capital Management

We believe in the power of our people. Our culture is built on the belief that engaged and committed employees – supported by opportunities to learn, grow, innovate and explore – can lead to extraordinary outcomes. At the end of fiscal 2023, we employed more than 90,000 employees in the U.S. and Canada, comprised of approximately 58% full-time employees, 32% part-time employees and 10% seasonal/occasional employees.

Diversity, Equity and Inclusion

We are creating a more inclusive future, both inside our company and in our communities. In fiscal 2021, we set employee diversity goals to be attained by 2025, and we are pleased to report the following achievements in fiscal 2023:

•filled 37% of new, salaried corporate positions with Black, Indigenous and People of Color (“BIPOC”) employees, compared to our goal to fill one of three positions; and

•filled 25% of new, salaried field positions with female employees, compared to our goal to fill one of three positions.

We are committed to creating a stronger community of diverse suppliers to help increase BIPOC representation in the tech industry. We continue making progress on our commitment to spend at least $1.2 billion with BIPOC and diverse businesses by 2025. In addition, we are investing up to $10 million with Brown Venture Group, a venture capital firm that focuses exclusively on Black, Latino and Indigenous technology startups in emerging technologies.

For our communities, we continue making progress on our commitment to spend $44 million by 2025 to expand college preparation and career opportunities for BIPOC students, including adding scholarships for Historically Black Colleges and University students and increasing scholarship funding for Best Buy Teen Tech Center youth.

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

Training and Development

Personal growth is at the heart of our people strategy, and we believe investing in training, upskilling and reskilling programs will produce long-lasting benefits to the organization by creating a more productive, engaged and adaptable workforce. In fiscal 2023, each of our U.S. employees spent an average of at least 44 hours on training and development.

We made the following enhancements to our training and development program in fiscal 2023:

•expanded our leadership development program to all field and corporate leaders and directors across the enterprise with a focus on adaptability, the ability to work effectively with others and create a culture of belonging, the ability to apply reason and learning experiences into one’s role, and the ability to understand and thrive in a digital economy;

•launched a program with an artificial intelligence platform to proactively plan for future workforce roles, creating new learning and career paths;

•provided LinkedIn Learning to full-time employees for continuous learning in leadership and functional skills; and

•created a new onboarding training program for all new employees to create a consistent experience that starts their unique learning path specific for their job.

Employee Benefits

We strive to help our employees live happy, healthy and productive lives that balances work and home.

Our benefits aim to support employees’ overall well-being. In fiscal 2023, we elevated caregiver support for employees with a focus on disabilities and neurodivergence through a partnership with Joshin.

Additionally, we continued our focus on:

•caregiver support benefits that enable employees to receive personalized help in a time of great need through Wellthy, a program that helps employees with emergency housing, healthcare, substance abuse, complex eldercare issues and other moments of crisis;

•pay continuation (paid leave) and caregiver pay so employees can care for themselves and their loved ones;

•maternity leave that provides qualifying employees up to 10 weeks at 100% pay;

•Included Health – a new benefit providing support for employees with a focus on LGBTQ+ needs that connect members to affirming and clinically competent providers, and one-on-one support with a care coordinator;

•access to physical and mental health virtual visits;

•emergency assistance through the HOPE Fund – Helping Our People in Emergencies – in equal partnership with the Richard M. Schultze Family Foundation, provides employees in hardship situations an opportunity to receive up to $2,500 in financial assistance;

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

For more information on environmental and social matters, as well as human capital management, please see Best Buy’s Fiscal 2023 Environmental, Social and Governance Report, including a Task Force for Climate Related Financial Disclosures index, expected to be published in June 2023, at https://corporate.bestbuy.com/sustainability. This website and the report are not part of this annual report and are not incorporated by reference herein.

Available Information

We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). We make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at https://investors.bestbuy.com. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at https://sec.gov.

We also make available, free of charge on our website, our Amended and Restated Articles of Incorporation, Amended and Restated By-laws, the Corporate Governance Principles of our Board and our Code of Business Ethics adopted by our Board, as well as the charters of all of our Board's committees: Audit Committee; Compensation and Human Resources Committee; Finance and Investment Policy Committee; and Nominating, Corporate Governance and Public Policy Committee. These documents are posted on our website at https://investors.bestbuy.com.

Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to Best Buy Co., Inc. Investor Relations Department at 7601 Penn Avenue South, Richfield, MN 55423-3645.

Website and Social Media Disclosure

We disclose information to the public concerning Best Buy, Best Buy’s products, content and services and other items through our websites in order to achieve broad, non-exclusionary distribution of information to the public. Some of the information distributed through this channel may be considered material information. Investors and others are encouraged to review the information we make public in the locations below.* This list may be updated from time to time.

•For information concerning Best Buy and its products, content and services, please visit: https://bestbuy.com.

•For information provided to the investment community, including news releases, events and presentations, and filings with the SEC, please visit: https://investors.bestbuy.com.

•For the latest information from Best Buy, including press releases, please visit: https://corporate.bestbuy.com/archive/.

* These corporate websites, and the contents thereof, are not incorporated by reference into this Periodic Report on Form 10-K nor deemed filed with the SEC.

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

External Risks

Macroeconomic pressures, including, but not limited to, the current geopolitical climate, may adversely affect consumer spending and our financial results.

To varying degrees, our products and services are sensitive to changes in macroeconomic conditions that impact consumer spending. As a result, consumers may be affected in many different ways, including, for example:

• whether or not they make a purchase;

• their choice of brand, model or price-point;

• how frequently they upgrade or replace their devices; and

• their appetite for complementary services (for example, Best Buy Totaltech).

Real GDP growth, inflation (including wage inflation), consumer confidence, the COVID-19 pandemic, employment levels, oil prices, interest, tax and foreign currency exchange rates, availability of consumer financing, housing market conditions, limitations on a government’s ability to borrow and/or spend capital, costs for items such as fuel and food, any recession (and resulting corresponding declines in consumer sentiment) in response at least in part to central banks’ actions to reduce inflation, bank failures or limited liquidity in accessing bank deposits, and other macroeconomic trends can adversely affect consumer demand for the products and services that we offer. In addition to general levels of inflation, we are also subject to risks of specific inflationary pressures on product prices due to, for example, high consumer demand, component shortages and supply chain disruption. We may be unable to increase our prices sufficiently to offset these pressures.

Geopolitical issues around the world and how our markets are positioned can also impact macroeconomic conditions and could have a material adverse impact on our financial results. For example, the conflict in Ukraine may continue to significantly impact fuel prices, inflation, the global supply chain and other macroeconomic conditions, which may further adversely affect global economic growth, consumer confidence and demand for our products and services. Russia is a significant global producer of both fuel and raw materials used in certain of the products we sell, including nickel, aluminum and copper. Disruptions in the markets for those inputs or other inputs produced by Russia, whether due to sanctions, market pressure not to purchase inputs from Russia or otherwise, could increase overall material costs for many of the products we sell. We cannot predict the extent or duration of sanctions in response to the conflict in Ukraine, nor can we predict the effects of legislative or other governmental actions or regulatory scrutiny of Russia, its allies or other countries with which Russia has significant trade or financial ties, including China. The conflict in Ukraine has exacerbated geopolitical tensions globally. Further deterioration of relations between Taiwan and China, the resulting actions taken, the response of the international community and other factors affecting trade with China or political or economic conditions in Taiwan could disrupt the manufacturing of products or hardware components in the region, such as semiconductors and television panels sourced from Taiwan or the broader array of products sourced from China. One or more of these factors could have a material adverse effect on our supply chain, the cost of our products or our revenues and financial results.

Catastrophic events, including global pandemics such as the COVID-19 pandemic, could adversely affect our operating results.

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

• earthquakes, floods, fires or other catastrophes affecting our properties, employees or customers;

• power loss, telecommunications failures, or software or hardware malfunctions; or

• terrorism, civil unrest, mass violence or violent acts, or other conflicts.

In recent years, we have observed an increase in the number and severity of certain catastrophic events in many of our markets. Such events can adversely affect our workforce and prevent employees and customers from reaching our stores and properties. They can also disrupt or disable portions of our supply chain, distribution network and third-party business operations that may impact our ability to procure goods or services required for business operations at the quantities and levels we require. Finally, such events can also affect our information technology systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic.

The COVID-19 pandemic in particular has had and may continue to subject our business, operations and financial condition to a number of risks. These risks have included or may in the future continue to include: (i) significant reductions in customer visits to, and spending at, our stores; (ii) significant disruptions to our supply chain; (iii) fluctuating consumer spending, particularly in light of the provision of government stimulus funds; (iv) novel changes to our operations, such as the roll-out of contactless, curbside pick-up for our goods, (v) the implementation of safety standards by various state and federal agencies; (vi) risks related to the shift in channels in which customers choose to engage us, such as by switching to online shopping, which may affect our profitability; and (vii) our ability to finance our operations. The emergence of new and more transmissible, more virulent, and/or immune-evading SARS-COV-2 variants could exacerbate these risks.

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

We operate in a highly and increasingly dynamic industry sector fueled by constant technological innovation and disruption. This manifests itself in a variety of ways: the emergence of new products and categories, the often rapid maturation of categories, cannibalization of categories, changing price points, and product replacement and upgrade cycles.

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

The retail sector continues to experience increased sales initiated online and using mobile applications, as well as online sales for both in-store or curbside pick-up. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-cost or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors, and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins. Because our business strategy is based on offering superior levels of customer service and a full range of services to complement the products we offer, our cost structure might be higher than some of our competitors, and this, in conjunction with price transparency, could put pressure on our margins. As these and related competitive factors evolve, we may experience material adverse pressure on our revenue and profitability.

If we fail to attract, retain and engage appropriately qualified employees, including employees in key positions, our operations and profitability may be harmed. In addition, changes in market compensation rates may adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high-quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail sector is relatively high and increased during the COVID-19 pandemic, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include, for example, employee engagement, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. Failure to recruit or retain qualified employees in the future may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, a significant amount of turnover of our executive team or other employees in key positions with specific knowledge relating to us, our operations and our industry may negatively impact our operations.

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

Our strategy to expand into health and new products, services and technologies brings new business, financial and regulatory risks.

As we introduce new products and services, we may have limited experience in these newer markets and regulatory environments and our customers may not like our new value propositions. These offerings may present new and difficult technology and regulatory challenges, and we may be subject to claims if customers of these offerings experience service disruptions, failures or other issues.

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

With our focus on healthcare, new products and services may frequently require regulatory approvals for market introduction. The number and diversity of regulatory bodies add complexity and may negatively impact time to market and implementation costs. For example, the healthcare space in which we operate is highly regulated from a product safety and quality perspective, and its services and products, including parts or materials from suppliers, are subject to regulation by various government and regulatory agencies including, but not limited to, the U.S. Food and Drug Administration (“FDA”). Non-compliance with conditions imposed by regulatory authorities could result in product recalls, a temporary ban on products, stoppages at production facilities, remediation costs, orders to stop providing services, fines or claims for damages. Product safety incidents or user concerns could trigger business reviews by the FDA or other regulatory agencies, which, if failed, could trigger these impacts.

In addition, the ongoing digitalization of Best Buy Health’s products and services, including our holding of personal health data and medical data, increases the importance of compliance with data privacy and similar laws. The services and systems used in certain instances subject us to privacy and information security requirements, such as the Health Insurance Portability and Accountability Act, and could expose us to customer data privacy and information security risks, as well as business or system interruption risks. Given our acquisition of Current Health, a care-at-home technology platform, we also are subject to the UK’s General Data Protection Regulation (“GDPR”) and other regulatory frameworks. These and other related issues could have a material adverse impact on our financial results and reputation.

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

• increased pressure on margins from our Best Buy Totaltech membership offering, which includes incremental customer benefits, and associated costs, compared to our previous Total Tech Support offer, and the risk that increased volumes will not fully compensate for lower margins, or for loss of revenue and profit from revenue streams that are now included as benefits;

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

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2023, our 20 largest suppliers accounted for approximately 79% of the merchandise we purchased, with five suppliers – Apple, Samsung, HP, LG and Sony - representing approximately 57% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. Our profitability depends on securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. While we believe we offer capabilities that these vendors value and depend upon to varying degrees, our vendors may be able to leverage their competitive advantages — for example, their financial strength, the strength of their brands with customers, their own stores or online channels or their relationships with other retailers — to our commercial disadvantage. The potential adverse impact of these factors can be amplified by price transparency (which can limit our flexibility to modify selling prices) and a highly competitive retail environment. Generally, our ability to negotiate favorable terms with our vendors is more difficult with vendors where our purchases represent a smaller proportion of their total revenues and/or when there is less competition for those products. In addition, vendors may decide to limit or cease allowing us to offer certain categories, focus their marketing efforts on alternative channels or make unfavorable changes to our financial or other terms.

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

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our company and our brands are key to our success. Operational factors, such as failure to deliver high quality services, uncompetitive pricing, failure to meet delivery promises or business interruptions, could damage our reputation. External factors, such as negative public remarks or accusations, could also be damaging. Third parties may commit fraud while using our brand without our permission, possibly harming brand perception or reputation. The ubiquity of social media means that customer feedback and other information about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in, among other things, declines in revenues and customer loyalty, decreases in gift card and service plan sales, lower employee retention and productivity and vendor relationship issues, all of which could materially adversely affect our revenue and profitability.

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

We may decide to enter into new joint ventures, partnerships, alliances or acquisitions with third parties (collectively, “new ventures”). Assessing the viability of new ventures is typically subject to significant uncertainty, and the success of such new ventures can be adversely affected by many factors, including, for example:

• different and incremental business and other risks of the new venture not identified in our diligence assessments;

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

• our ability to adjust store operating models to adapt to these changing patterns;

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

• limitations in capacity;

• global supply chain impacts that could hinder our vendors’ ability to meet our demand for product volumes and timing;

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

• diseases, pandemics (including COVID-19), outbreaks and other health-related concerns; and

• increasing transportation costs.

It is important that we maintain optimal levels of inventory in each store and distribution center and respond rapidly to shifting demands. Any disruption to, or inefficiency in, our supply chain network, whether due to geopolitical conflicts, the COVID-19 pandemic or other factors, could damage our revenue and profitability. The risks associated with our dependence on third parties are greater for small parcel home deliveries because of the relatively small number of carriers with the scope and capacity required by our business. The continuing growth of online purchases for delivery increases our exposure to these risks. If we fail to manage these risks effectively, we could experience a material adverse impact on our reputation, revenue and profitability.

We utilize third-party vendors for certain aspects of our operations, and any material disruption in our relationships or their services may have an adverse impact on our business.

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

Sales of our exclusive brands products, which include Best Buy Essentials, Dynex, Insignia, Modal, Platinum and Rocketfish branded products, as well as products such as Jitterbug and Lively branded products, represent an important component of our product offerings and our revenue and profitability. Most of these products are manufactured by contract manufacturers in China and Southeast Asia. This arrangement exposes us to the following additional potential risks, which could have a material adverse effect on our operating results:

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

• we have experienced and may continue to experience disruptions in manufacturing and logistics due to the COVID-19 pandemic, and we may experience disruptions in manufacturing or logistics in the future due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key manufacturers, other diseases or pandemics, unforeseen natural disasters or geopolitical crises, such as the conflict in Ukraine and this conflict’s potential impact on global geopolitical tensions, including with China or between China and Taiwan;

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

• our operations may be disrupted by trade disputes or excessive tariffs, including any future trade disputes or future phases of trade negotiations with China, and we may not be able to source alternatives quickly enough to avoid interruptions in product supply; and

• we may be unable to obtain or adequately protect patents and other intellectual property rights on our exclusive brands products or manufacturing processes.

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

The effective and efficient operation of our business is dependent on our information technology systems and those of our information technology vendors. We rely heavily on these information technology systems to manage all key aspects of our business, including demand forecasting, purchasing, supply chain management, point-of-sale processing, services fulfillment (including, for example, our Urgent Response service provided by Best Buy Health), staff planning and deployment, financial management, reporting and forecasting and safeguarding critical and sensitive information.

Our information technology systems and those of our partners are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks and other malicious actions, including ransomware and phishing attacks), catastrophic events (such as fires, tornadoes, earthquakes and hurricanes) and usage errors by our employees. While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The failure or interruption of these information systems, data centers, cloud platforms or their backup systems could significantly disrupt our business and cause higher costs and lost revenues and could threaten our ability to remain in operation.

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

We utilize complex information technology platforms to operate our websites and mobile applications. If we fail to secure these systems against attacks or fail to effectively upgrade and maintain our hardware, software, network and system infrastructure and improve the efficiency and resiliency of our systems, it could cause system interruptions and delays. Disruptions to these services, such as those caused by unforeseen traffic levels, malicious attacks by governments, criminals or other non-state actors, other technical difficulties or events outside of our control, such as natural disasters, power or telecommunications failures or loss of critical data, could prevent us from accepting and fulfilling customer orders for products or services, which could cause us to forgo material revenues and incur material costs, and could adversely affect our reputation.

Further, as our online interactions and sales have increased and have become critical to our growth, and as many employees now use hybrid or full-time remote-working arrangements, the risk of any interruption of our information technology system capabilities is heightened, as well as the risk that customer demand exceeds the capacity of our online operations. Any such interruption or capacity constraint could result in a deterioration of our ability to process online sales, provide customer service or perform other necessary business functions.

Failure to prevent or effectively respond to a breach of the privacy or security of our customer, employee, vendor or company information could expose us to substantial costs and reputational damage, as well as litigation and enforcement actions.

Our business involves the collection, use and storage of personal information, including payment card information and protected health information, as well as confidential information regarding our employees, vendors and other company information. We also share personal and confidential information with suppliers and other third parties, as well as use third-party technology and systems which process and transmit information for a variety of activities. We have been the target of attempted cyber-attacks and other security threats, and we may be subject to breaches of our information technology systems. While we engage in significant data-protection efforts, criminal activity, such as cyber-attacks, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties, may undermine our privacy and security measures, and, as a result, unauthorized parties may obtain access to our data systems and misappropriate employee, customer and other confidential data, or authorized parties may use or share personal information in an inappropriate manner or otherwise seek to extract financial gain based on access to or possession of company, employee or customer information. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, and given the potentially disruptive nature of emerging technologies, we may be unable to anticipate such attacks or promptly and effectively respond to them. Any compromise of our customer information or other confidential information could have a material adverse effect on our reputation or our relationships with our customers and partners, which may in turn have a negative impact on our revenue and may expose us to material costs, penalties and claims.

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

Increasing costs associated with information security and privacy, such as increased investment in technology and qualified staff, costs of compliance, costs resulting from fraud or criminal activity and costs of cyber and privacy insurance, could cause our business and results of operations to suffer materially. Additionally, recently applicable and potential new or significantly revised state, provincial and federal laws and regulations in the jurisdictions in which we do business are expanding our obligations to protect and honor the privacy and security of customer data, requiring additional resources and creating incremental risk arising from a potential breach or compliance failure. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

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

As an employer of more than 90,000 people in a large number of different jurisdictions, we are subject to risks related to employment laws and regulations including, for example:

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

• the financial, operational and business impact of evolving regulations governing data privacy and security, including limitations on the collection, use or sharing of information; consumer rights to access, delete or limit/opt-out of the use of information; or litigation arising from new private rights of action;

• the impact of other new or changing statutes and regulations including, but not limited to, financial reform; National Labor Relations Board rule changes; healthcare reform; contracted worker labor laws; corporate governance matters; escheatment rules; rules governing pricing, content, distribution, copyright, mobile communications, electronic device certification or payment services; and/or other future legislation that could affect how we operate and execute our strategies as well as alter our expense structure;

• the impact of litigation, including class-action lawsuits involving consumers and shareholders, and labor and employment matters; and

• the impact of changes in the federal executive and legislative branches on the development, or changes in, laws, regulations and policies, such as economic, fiscal, tax, retail, labor and social policies.

The impact of geopolitical tensions, including the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S. or countries where we sell our products and services or procure products, could have a material adverse effect on our business. In particular, political or trade disputes or future phases of trade negotiations with China could lead to the imposition of tariffs or other trade actions that could adversely affect our supply chain and our business and could require us to take action to mitigate those effects.

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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to cybersecurity and environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on cybersecurity and environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG-related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We operate retail locations in Canada, Current Health operates in the UK, and most of our exclusive brands products are manufactured by contract manufacturers based in southeast Asia. We also have wholly-owned legal entities registered in various other foreign countries, including Bermuda, China, Hong Kong, Luxembourg, the Republic of Mauritius and the UK. During fiscal 2023, our International segment’s operations generated approximately 8% of our revenue. In general, the risk factors identified above also have relevance to our International operations. In addition, our International operations also expose us to other risks, including those related to, for example:

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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of competitive promotional activity, new product release activity and customer buying patterns, which makes it difficult to forecast and react to these factors quickly. Unexpected events or developments, such as pandemics, natural or man-made disasters, changes in consumer demand, economic factors, product sourcing issues, cyber-attacks, failure or interruption of management information systems, or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations. As a result of these factors, our fiscal fourth quarter and annual results could be adversely affected.

Economic, regulatory and other developments could adversely affect our ability to offer attractive promotional financing to our customers and adversely affect the profits we generate from these programs.

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 25% of our fiscal 2023 revenue was transacted using one of the company’s branded cards. In addition, we earn profit-share income and share in any losses from certain of our banking partners based on the performance of the programs. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits of the programs.

Constraints in the capital markets or our vendor credit terms may have a material adverse impact on our liquidity.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and liquid investments, credit facilities, other debt arrangements and trade payables. Our liquidity could be materially adversely impacted if our vendors reduce payment terms and/or impose tighter credit limits. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. We typically hold material balances of cash, cash equivalents and/or short-term investments and are therefore reliant on banks and other financial institutions to safeguard and allow ready access to these assets. Our future liquidity will depend on a variety of factors, such as economic and market conditions, the regulatory environment for and financial stability of banks and other financial institutions, the availability of credit, our credit ratings and our reputation with potential lenders. These factors could have a material adverse effect on our costs of borrowing and our ability to pursue business opportunities and threaten our ability to meet our obligations as they become due.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Domestic Stores

The location and total square footage of our Domestic segment stores at the end of fiscal 2023 were as follows:

	U.S. Stores(1)		U.S. Stores(1)
Alabama	11	Nebraska	5
Alaska	2	Nevada	9
Arizona	22	New Hampshire	6
Arkansas	7	New Jersey	26
California	133	New Mexico	5
Colorado	23	New York	47
Connecticut	10	North Carolina	31
Delaware	3	North Dakota	4
District of Columbia	1	Ohio	32
Florida	61	Oklahoma	12
Georgia	28	Oregon	11
Hawaii	2	Pennsylvania	33
Idaho	5	Puerto Rico	2
Illinois	42	Rhode Island	1
Indiana	22	South Carolina	13
Iowa	10	South Dakota	2
Kansas	8	Tennessee	14
Kentucky	9	Texas	100
Louisiana	15	Utah	11
Maine	3	Vermont	1
Maryland	22	Virginia	31
Massachusetts	21	Washington	20
Michigan	29	West Virginia	5
Minnesota	20	Wisconsin	20
Mississippi	7	Wyoming	1
Missouri	17	Total Domestic store count	978
Montana	3	Square footage (in thousands)	37,388

(1)Includes 20 Pacific Sales stores, 19 Best Buy Outlet Centers and 14 Yardbird stand-alone stores.

International Stores

The location and total square footage of our International segment stores at the end of fiscal 2023 were as follows:

Canada Stores(1)
Alberta	24
British Columbia	27
Manitoba	4
New Brunswick	3
Newfoundland	1
Nova Scotia	4
Ontario	69
Prince Edward Island	1
Quebec	23
Saskatchewan	4
Total International store count	160
Square footage (in thousands)	3,621

(1)Includes 33 Best Buy Mobile stores.

Ownership Status

The ownership status of our stores at the end of fiscal 2023 was as follows:

	Leased Locations	Owned Locations	Owned Buildings and Leased Land
Domestic	922	24	32
International	153	3	4

Distribution

The ownership status and total square footage of space utilized for distribution at the end of fiscal 2023 were as follows:

	Square Footage (in thousands)
	Leased Locations	Owned Locations
Domestic	14,393	3,168
International	1,496	-

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

(As of March 15, 2023)

Name	Age	Position with the Company	Years with the Company
Corie S. Barry	47	Chief Executive Officer	23
Matt Bilunas	50	Chief Financial Officer	17
Jason Bonfig	46	Chief Merchandising Officer	24
Damien Harmon	44	Executive Vice President, Omnichannel	4
Todd G. Hartman	56	General Counsel and Chief Risk Officer	17
Kamy Scarlett	59	Executive Vice President, Human Resources and Best Buy Canada	9
Mathew R. Watson	52	Senior Vice President, Controller and Chief Accounting Officer	17

Corie S. Barry was appointed our Chief Executive Officer in 2019. Prior to her current role, she served as chief financial officer and chief strategic transformation officer responsible for overseeing all aspects of strategic transformation and growth, digital and technology, global finance, investor relations, enterprise risk and compliance, integration management and Best Buy Health. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles within the organization, both in the field and at corporate. Her prior roles include: the company’s chief strategic growth officer and the interim leader of Best Buy’s services organization from 2015 until 2016; senior vice president of domestic finance from 2013 to 2015; vice president, chief financial officer and business development of our home business group from 2012 to 2013; and vice president, finance of the home customer solutions group from 2010 to 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche LLP. Ms. Barry serves on the board of directors for Domino’s Pizza Inc. and the board of trustees for the College of St. Benedict. She also serves on the executive committee for the Business Roundtable, Business Council, Retail Industry Leaders Association, and the Minnesota Business Partnership.

Matt Bilunas is our Chief Financial Officer, appointed in 2019. In this role, he is responsible for overseeing all aspects of global finance and strategic planning, as well as audit, procurement and financial services. Since joining Best Buy in 2006, Mr. Bilunas has served in a variety of financial leadership roles, both in the field and at corporate. He started as a territory finance director in Los Angeles and has worked in the company’s domestic and international businesses. Mr. Bilunas has been a key finance leader during Best Buy’s transformation. Prior to his current role, he was senior vice president of enterprise and merchandise finance since 2017; vice president, finance for category, e-commerce and marketing from 2015 to 2017; and vice president, category finance from 2014 until 2015. He also has held finance roles in retail, e-commerce and marketing. Before Best Buy, he worked at Carlson Inc., NRG Energy Inc., Bandag Inc. and KPMG. Mr. Bilunas serves on the boards of the Children’s Hospital of Minnesota and Genesco Inc., a retailer of branded footwear and accessories.

Jason Bonfig was appointed our Chief Merchandising Officer in 2019. In this role, he oversees all elements of merchandising and product category management for Best Buy’s core U.S. business, including demand planning, buying, pricing and promotional planning. He also leads the company’s Exclusive Brands private-label team. Mr. Bonfig has served in merchant roles for the company for over 20 years. Prior to his current role, Mr. Bonfig served in the positions of chief category officer – computing, mobile, gaming, health and wellness, accessories and exclusive brands from 2018 to 2019; senior vice president – computing, mobile, tablets, wearables, printing and accessories from 2014 to 2018. Mr. Bonfig also held merchant-related roles since joining the company in 1999. He serves on the board of the Best Buy Foundation.

Damien Harmon has served as our Executive Vice President, Omnichannel since 2021 and is responsible for establishing a dedicated operations plan that enhances the company’s ability to create seamless experiences for our customers. He oversees all of its various service offerings in stores, online and in customers’ homes. In his role, Mr. Harmon leads the Geek Squad, a national tech-support organization with more than 20,000 Agents dedicated to helping customers learn about and enjoy their technology. Mr. Harmon previously served as president, operations from 2020 to 2021 and senior vice president of workforce design from 2019 to 2020. Mr. Harmon first joined Best Buy as a general manager in 2005 and held various leadership positions in store operations, international operations and store leadership, including vice president of retail operations and services. Before rejoining Best Buy in 2019, Mr. Harmon spent four years at Bridgestone Americas Inc., where he served as president of GCR Tires from 2017 to 2018 and chief operating officer at Bridgestone Tires from 2016 to 2017. Mr. Harmon serves on the boards of the Petlove Foundation and the Best Buy Foundation.

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

Kamy Scarlett was appointed our Executive Vice President, Human Resources in 2017 and she also assumed responsibility for Best Buy Canada in 2021. In this role, she oversees talent development and the health and well-being of the more than 90,000 Best Buy employees worldwide. She also served as our president, U.S. retail stores from 2019 until 2020, and was responsible for the execution and operation of all domestic Best Buy store locations. Ms. Scarlett joined Best Buy in 2014 as senior vice president of retail and chief human resources officer for Best Buy Canada, serving in that role until 2017. She was responsible for sales and profits in more than 180 stores in addition to enacting the human resources and talent management strategies for the company. She has served in a variety of retail operations, marketing and human resources leadership roles since beginning her career in retail more than 30 years ago. Prior to joining Best Buy, Ms. Scarlett was the chief operating officer from 2012 to 2014 at Grafton-Fraser Inc., a leading Canadian retailer of men’s apparel. She also previously held leadership roles at Loblaw Cos., Hudson’s Bay Co. and Dylex Inc. Ms. Scarlett previously served on the board of directors of Floor & Decor, a specialty retailer of hard surface flooring.

Mathew R. Watson was appointed our Senior Vice President, Controller and Chief Accounting Officer in 2017. He previously served as our vice president, controller and chief accounting officer from 2015 until his current role. Mr. Watson is responsible for our controllership, financial operations and external reporting functions. Mr. Watson has served in the role of vice president, finance - controller since 2014. Prior to that role, he was vice president - finance, domestic controller from 2013 to 2014. Mr. Watson was also senior director, external reporting and corporate accounting from 2010 to 2013 and director, external reporting and corporate accounting beginning in 2007. Prior to joining us in 2005, Mr. Watson worked at KPMG from 1995 to 2005. He serves on the boards of directors of Achieve Twin Cities and the Best Buy Foundation.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol BBY. In fiscal 2004, our Board initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. On March 2, 2023, we announced an increase in our regular quarterly dividend from $0.88 per share to $0.92 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Holders

As of March 15, 2023, there were 1,955 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 28, 2022, our Board approved a $5.0 billion share repurchase authorization, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. During fiscal 2023, we repurchased and retired 11.8 million shares at a cost of $1.0 billion. For additional information, see “Share Repurchases and Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Shareholders’ Equity, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Information regarding our repurchases of common stock during the fourth quarter of fiscal 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Oct. 30, 2022 through Nov. 26, 2022	3,558,147	$71.60	3,558,147	$4,419,000,000
Nov. 27, 2022 through Dec. 31, 2022	3,580,328	$82.18	3,580,328	$4,125,000,000
Jan. 1, 2023 through Jan. 28, 2023	-	$-	-	$4,125,000,000
Total fiscal 2023 fourth quarter	7,138,475	$76.91	7,138,475	$4,125,000,000

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

The graph assumes an investment of $100 at the close of trading on February 2, 2018, the last trading day of fiscal 2018, in our common stock, the S&P 500 and the S&P Retailing Group.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Best Buy Co., Inc., the S&P 500 and the S&P Retailing Group

Fiscal Years Ended	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023
Best Buy Co., Inc.	$100.00	$84.25	$125.50	$165.74	$152.59	$139.12
S&P 500	$100.00	$97.69	$118.87	$139.37	$171.83	$157.71
S&P Retailing Group	$100.00	$108.42	$127.45	$180.19	$195.77	$160.10

* Cumulative total return assumes dividend reinvestment.

Source: Research Data Group, Inc.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended January 29, 2022, for discussion of the results of operations for the year ended January 29, 2022, compared to the year ended January 30, 2021, which is incorporated by reference herein.

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

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Health, CST, Current Health, Geek Squad, Lively, Magnolia, Pacific Kitchen and Home, TechLiquidators and Yardbird and the domain names bestbuy.com, currenthealth.com, lively.com, techliquidators.com and yardbird.com. The International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Mobile and Geek Squad and the domain name bestbuy.ca.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2023, fiscal 2022 and fiscal 2021 included 52 weeks. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season.

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores, websites and call centers by measuring the change in net sales for a particular period over the comparable prior-period of equivalent length. Comparable sales includes revenue from stores, websites and call centers operating for at least 14 full months. Revenue from online sales is included in comparable sales and represents sales initiated on a website or app, regardless of whether customers choose to pick up product in store, curbside, at an alternative pick-up location or take delivery direct to their homes. Revenue from acquisitions is included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales also includes credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Revenue from stores closed more than 14 days, including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters, is excluded from comparable sales until at least 14 full months after reopening. Comparable sales excludes the impact of revenue from discontinued operations, the impact of profit-share revenue from our services plan portfolio and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). All periods presented apply this methodology consistently.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets, forecasts and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and intangible asset impairments, price-fixing settlements, gains and losses on certain investments, intangible asset amortization, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

Business Strategy Update

During fiscal 2023, our team delivered strong execution and relentless focus on customer service during what continues to be a challenging environment for our industry. Throughout the fiscal year, we remained committed to balancing our near-term response to current conditions and managing well what is in our control, while also advancing our strategic initiatives and investing in areas important for our long-term performance.

During the first year of the pandemic, we said we believed customer shopping behavior would be permanently changed in a way that is even more digital and puts customers entirely in control to shop how they want. And our strategy was to embrace that reality, and to lead not follow.

In fiscal 2023, digital sales comprised 33% of our Domestic revenue compared to 19% in fiscal 2020. Sales via phone, chat and virtual have also remained significantly higher. Even with that shift, our stores remain a cornerstone of our differentiation. Not only was 67% of our Domestic revenue transacted in our stores, more than half of our identified customers engaged in cross-channel shopping experiences, and more than 40% of online sales were picked up in stores. Further, we play an important role for our vendors as the only national consumer electronics specialty retailer who can showcase their products and help commercialize their new technology. Therefore, we are focused on evolving our omnichannel retail strategy over time, including our portfolio of stores, operating model and digital tools, to provide customers with differentiated experiences and enhance our omnichannel fulfillment.

We continue to advance our other strategic initiatives as well. We are building customer relationships through membership, including evolving our free My Best Buy program and our paid Best Buy Totaltech membership option. In Best Buy Health, we are essentially nurturing a startup within a large-scale organization and leveraging Best Buy’s core assets, including the Geek Squad, to grow, build and establish the Care at Home space, an emerging part of the healthcare industry.

As we enter fiscal 2024, macroeconomic headwinds will likely result in continued pressure, and we are preparing for sales in the consumer electronics industry to decline again this year. In particular, our customers are facing economic challenges from the dual pressures of high inflation and the resulting interest rate increases, and it is difficult to predict how such factors will impact us in the near term. However, we expect several factors to drive the eventual return of industry growth over time, including the natural upgrade and replacement cycles for the technology bought earlier in the pandemic and continued vendor innovation. In addition, macro technology trends like cloud, augmented reality and expanded broadband access have the potential to drive new products and demand. While our product categories tend to experience slightly different timing nuances, in general, we believe they are poised for growth in the coming years. In addition, we are continuing our expansion into newer categories like wellness technology, personal electric transportation, outdoor living and electric car charging.

We remain excited about our industry and our future. There are more technology products than ever in people’s homes, technology is increasingly a necessity in our lives, and we believe we are uniquely there for our customers as they continue to navigate this innovative space.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

Consolidated Performance Summary	2023	2022	2021
Revenue	$46,298	$51,761	$47,262
Revenue % change	(10.6)%	9.5%	8.3%
Comparable sales % change	(9.9)%	10.4%	9.7%
Gross profit	$9,912	$11,640	$10,573
Gross profit as a % of revenue(1)	21.4%	22.5%	22.4%
SG&A	$7,970	$8,635	$7,928
SG&A as a % of revenue(1)	17.2%	16.7%	16.8%
Restructuring charges	$147	$(34)	$254
Operating income	$1,795	$3,039	$2,391
Operating income as a % of revenue	3.9%	5.9%	5.1%
Net earnings	$1,419	$2,454	$1,798
Diluted earnings per share	$6.29	$9.84	$6.84

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

In fiscal 2023, we generated $46.3 billion in revenue and our comparable sales declined 9.9%. Our comparable sales decline was due to multiple factors, including the following: (1) the lapping of strong sales in fiscal 2022 and fiscal 2021 that were driven by heightened demand during the pandemic for stay-at-home focused purchases and the benefit of government stimulus payments; (2) the shift of consumer spending back into service areas such as travel and entertainment and away from durable goods; and (3) macroeconomic pressures, including high inflation, that resulted in overall softness in customer demand within the consumer electronics industry.

Revenue, gross profit rate, SG&A and operating income rate changes in fiscal 2023 were primarily driven by our Domestic segment. For further discussion of each segment’s rate changes, see Segment Performance Summary, below.

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

Domestic Segment Performance Summary	2023	2022	2021
Revenue	$42,794	$47,830	$43,293
Revenue % change	(10.5)%	10.5%	7.9%
Comparable sales % change(1)	(10.3)%	11.0%	9.2%
Gross profit	$9,106	$10,702	$9,720
Gross profit as a % of revenue	21.3%	22.4%	22.5%
SG&A	$7,332	$7,946	$7,239
SG&A as a % of revenue	17.1%	16.6%	16.7%
Restructuring charges	$140	$(39)	$133
Operating income	$1,634	$2,795	$2,348
Operating income as a % of revenue	3.8%	5.8%	5.4%
Selected Online Revenue Data
Total online revenue	$14,212	$16,430	$18,674
Online revenue as a % of total segment revenue	33.2%	34.4%	43.1%
Comparable online sales% change(1)	(13.5)%	(12.0)%	144.4%

(1)Comparable online sales are included in the comparable sales calculation.

The decrease in revenue in fiscal 2023 was primarily driven by comparable sales declines across most of our product categories, particularly computing, home theater, mobile phones and appliances. Online revenue of $14.2 billion decreased 13.5% on a comparable basis in fiscal 2023. These decreases in revenue were primarily due to the reasons described within the Consolidated Results section, above.

Domestic segment stores open at the end of each of the last three fiscal years were as follows:

	2021	2022			2023
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed(1)	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	956	2	(20)	938	1	(14)	925
Outlet Centers	14	2	-	16	3	-	19
Pacific Sales	21	-	-	21	-	(1)	20
Yardbird	-	9	-	9	5	-	14
Total Domestic segment stores	991	13	(20)	984	9	(15)	978

(1)Excludes stores that were temporarily closed as a result of the COVID-19 pandemic.

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. In fiscal 2024, we currently expect to close approximately 20 to 30 Best Buy stores and to increase the number of Outlet Centers to approximately 30.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2023	2022	2023	2022
Computing and Mobile Phones	43%	44%	(12.0)%	5.1%
Consumer Electronics	30%	31%	(12.2)%	15.9%
Appliances	15%	14%	(5.7)%	24.1%
Entertainment	6%	6%	(5.5)%	7.4%
Services	5%	5%	(2.5)%	5.9%
Other	1%	-%	1.6%	N/A
Total	100%	100%	(10.3)%	11.0%

Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 12.0% comparable sales decline was driven primarily by computing, mobile phones, wearables and tablets.

• Consumer Electronics: The 12.2% comparable sales decline was driven primarily by home theater, digital imaging and headphones.

• Appliances: The 5.7% comparable sales decline was driven primarily by large appliances.

• Entertainment: The 5.5% comparable sales decline was driven primarily by virtual reality and gaming software.

• Services: The 2.5% comparable sales decline was driven primarily by the launch of our Best Buy Totaltech membership offering that includes benefits that were previously stand-alone revenue-generating services, such as warranty services.

Our gross profit rate decreased in fiscal 2023, primarily due to lower product margin rates, including increased promotions, lower services margin rates, driven by the incremental customer benefits and associated costs from our Best Buy Totaltech membership offering compared to our previous Total Tech Support offer, and higher supply chain costs. These decreases were partially offset by higher profit-sharing revenue from our private label and co-branded credit card arrangement and an approximately $30 million profit-sharing benefit from our services plan portfolio.

Our SG&A decreased in fiscal 2023, primarily due to lower short-term incentive compensation expense of approximately $455 million compared to the prior year and decreased store payroll expenses. We were below the required thresholds for most short-term incentive compensation performance metrics in the current year while lapping short-term incentive amounts near maximum levels in the prior year.

The restructuring charges incurred in fiscal 2023 primarily related to employee termination benefits related to an enterprise-wide restructuring initiative that commenced in the second quarter of fiscal 2023 to better align our spending with critical strategies and operations, as well as optimize our cost structure. Refer to Note 3, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Our operating income rate decreased in fiscal 2023, primarily driven by the unfavorable gross profit rate described above and decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

International Segment Performance Summary	2023	2022	2021
Revenue	$3,504	$3,931	$3,969
Revenue % change	(10.9)%	(1.0)%	12.6%
Comparable sales % change	(5.4)%	3.3%	15.0%
Gross profit	$806	$938	$853
Gross profit as a % of revenue	23.0%	23.9%	21.5%
SG&A	$638	$689	$689
SG&A as a % of revenue	18.2%	17.5%	17.4%
Restructuring charges	$7	$5	$121
Operating income	$161	$244	$43
Operating income as a % of revenue	4.6%	6.2%	1.1%

The decrease in revenue in fiscal 2023 was primarily driven by lower sales in Canada due to comparable sales declines across most of our product categories and the negative impact from unfavorable foreign currency exchange rates.

International segment stores open at the end of each of the last three fiscal years were as follows:

	2021	2022			2023
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed(1)	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Canada
Best Buy	131	-	(4)	127	-	-	127
Best Buy Mobile	33	-	-	33	-	-	33
Mexico
Best Buy	4	-	(4)	-	-	-	-
Best Buy Express	-	-	-	-	-	-	-
Total International segment stores	168	-	(8)	160	-	-	160

(1)Excludes stores that were temporarily closed as a result of the COVID-19 pandemic.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2023	2022	2023	2022
Computing and Mobile Phones	45%	45%	(6.1)%	1.6%
Consumer Electronics	30%	30%	(6.2)%	4.0%
Appliances	10%	10%	0.3%	6.2%
Entertainment	8%	8%	(8.6)%	3.5%
Services	5%	5%	(2.1)%	7.9%
Other	2%	2%	1.1%	8.8%
Total	100%	100%	(5.4)%	3.3%

Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 6.1% comparable sales decline was driven primarily by computing and tablets, partially offset by comparable sales growth in mobile phones.

• Consumer Electronics: The 6.2% comparable sales decline was driven primarily by home theater and health and fitness.

• Appliances: The 0.3% comparable sales growth was driven by small appliances.

• Entertainment: The 8.6% comparable sales decline was driven primarily by gaming and virtual reality.

• Services: The 2.1% comparable sales decline was driven primarily by warranty services.

Our gross profit rate decreased in fiscal 2023, primarily driven by lower product margin rates and higher supply chain costs in Canada.

Our SG&A decreased in fiscal 2023, primarily due to lower short-term incentive compensation expense and the favorable impact of foreign currency rates.

The restructuring charges incurred in fiscal 2023 primarily related to employee termination benefits related to an enterprise-wide restructuring initiative that commenced in the second quarter of fiscal 2023 to better align our spending with critical strategies and operations, as well as optimize our cost structure. Refer to Note 3, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Our operating income rate decreased in fiscal 2023, primarily driven by the unfavorable gross profit rate described above and decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate.

Additional Consolidated Results

Income Tax Expense

Income tax expense decreased in fiscal 2023, primarily due to the impact of decreased pre-tax earnings, partially offset by reduced benefits from the resolution of tax matters. Our effective tax rate increased in fiscal 2023, primarily due to reduced tax benefits from the resolution of tax matters, stock-based compensation and federal tax credits, partially offset by the impact of lower pre-tax earnings.

Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures), respectively, were as follows ($ in millions, except per share amounts):

	2023	2022	2021
Operating income	$1,795	$3,039	$2,391
% of revenue	3.9%	5.9%	5.1%
Restructuring - inventory markdowns(1)	-	(6)	23
Price-fixing settlement(2)	-	-	(21)
Intangible asset amortization(3)	86	82	80
Restructuring charges(4)	147	(34)	254
Acquisition-related transaction costs(3)	-	11	-
Non-GAAP operating income	$2,028	$3,092	$2,727
% of revenue	4.4%	6.0%	5.8%

Effective tax rate	20.7%	19.0%	24.3%
Price-fixing settlement(2)	-%	-%	0.2%
Intangible asset amortization(3)	0.1%	0.1%	(0.6)%
Restructuring charges(4)	0.2%	(0.1)%	(1.0)%
Gain on investments, net(5)	-%	-%	0.1%
Non-GAAP effective tax rate	21.0%	19.0%	23.0%

Diluted EPS	$6.29	$9.84	$6.84
Restructuring - inventory markdowns(1)	-	(0.02)	0.09
Price-fixing settlement(2)	-	-	(0.08)
Intangible asset amortization(3)	0.38	0.33	0.30
Restructuring charges(4)	0.65	(0.14)	0.97
Acquisition-related transaction costs(3)	-	0.04	-
Gain on investments, net(5)	-	-	(0.05)
Income tax impact of non-GAAP adjustments(6)	(0.24)	(0.04)	(0.16)
Non-GAAP diluted EPS	$7.08	$10.01	$7.91

For additional information regarding the nature of charges discussed below, refer to Note 2, Acquisitions; Note 3, Restructuring; Note 4, Goodwill and Intangible Assets; and Note 11, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)Represents inventory markdowns and subsequent adjustments recorded within cost of sales associated with the exit from operations in Mexico.

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

(4)Represents restructuring charges, including: (1) charges in fiscal 2023 associated with an enterprise-wide initiative to better align our spending with critical strategies and operations, as well as to optimize our cost structure; and (2) charges in fiscal 2021 and subsequent adjustments in fiscal 2022 associated with actions taken in the Domestic segment to better align the company’s organizational structure with its strategic focus and the exit from operations in Mexico in the International segment.

(5)Represents an increase in the fair value of a minority equity investment in fiscal 2021.

(6)The non-GAAP adjustments primarily relate to the U.S., Canada and Mexico. As such, the income tax charge is calculated using the statutory tax rate of 24.5% for the U.S. and 26.4% for Canada applied to the non-GAAP adjustments of each country. There is no income tax charge for Mexico non-GAAP items and a minimal amount of U.S. non-GAAP items, as there was no tax benefit recognized on these expenses in the calculation of GAAP income tax expense.

Our non-GAAP operating income rate decreased in fiscal 2023, primarily driven by our Domestic segment’s lower gross profit rate and decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate.

Our non-GAAP effective tax rate increased in fiscal 2023, primarily due to reduced tax benefits from the resolution of tax matters, stock-based compensation and federal tax credits, partially offset by the impact of lower pre-tax earnings.

Our non-GAAP diluted EPS decreased in fiscal 2023, primarily driven by the decrease in non-GAAP operating income, partially offset by lower diluted weighted-average common shares outstanding from share repurchases.

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

Cash and cash equivalents were as follows ($ in millions):

	January 28, 2023	January 29, 2022
Cash and cash equivalents	$1,874	$2,936

The decrease in cash and cash equivalents in fiscal 2023 was primarily driven by share repurchases, capital expenditures and dividend payments. These decreases were partially offset by positive cash flows from operations, primarily driven by earnings.

Our cash deposits held at financial institutions may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit. We limit exposure relating to financial instruments by diversifying the financial instruments among various counterparties, which consist primarily of major financial institutions.

Cash Flows

Cash flows were as follows ($ in millions):

	2023	2022	2021
Total cash provided by (used in):
Operating activities	$1,824	$3,252	$4,927
Investing activities	(962)	(1,372)	(788)
Financing activities	(1,806)	(4,297)	(876)
Effect of exchange rate changes on cash	(8)	(3)	7
Increase (decrease) in cash, cash equivalents and restricted cash	$(952)	$(2,420)	$3,270

Operating Activities

The decrease in cash provided by operating activities in fiscal 2023 was primarily due to lower earnings and higher incentive compensation payments in the current year as a result of strong fiscal 2022 results, partially offset by the timing and volume of inventory purchases and payments.

Investing Activities

The decrease in cash used in investing activities in fiscal 2023 was primarily driven by the acquisitions of Current Health and Yardbird in fiscal 2022 and a decrease in purchases of investments, partially offset by an increase in capital spending for initiatives to support our business.

Financing Activities

The decrease in cash used in financing activities in fiscal 2023 was primarily driven by lower share repurchases.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five-Year Facility Agreement as of January 28, 2023, or January 29, 2022.

Our ability to continue to access the Five-Year Facility Agreement is subject to our compliance with its terms and conditions, including financial covenants. The financial covenants require us to maintain certain financial ratios. As of January 28, 2023, we were in compliance with all financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under the Five-Year Facility Agreement as well.

Our credit ratings and outlook as of March 15, 2023, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, and are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our Best Buy Totaltech membership offering and other self-insurance liabilities. Restricted cash, which is included in Other current assets on our Consolidated Balance Sheets, was $379 million and $269 million as of January 28, 2023, and January 29, 2022, respectively. The increase in restricted cash was primarily due to our Best Buy Totaltech membership offering and growth in the membership base, partially offset by a decrease in restricted cash for other self-insurance liabilities.

Capital Expenditures

Capital expenditures were as follows ($ in millions):

	2023	2022	2021
E-commerce and information technology	$540	$549	$539
Store-related projects(1)	355	178	117
Supply chain	35	10	57
Total capital expenditures(2)	$930	$737	$713

(1)Store-related projects are primarily comprised of store remodels and various merchandising projects.

(2)Total capital expenditures exclude non-cash capital expenditures of $35 million, $46 million and $32 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Non-cash capital expenditures are comprised of additions to property and equipment included in accounts payable, as well as finance leases.

We currently expect capital expenditures to approximate $850 million in fiscal 2024.

Debt and Capital

As of January 28, 2023, we had $500 million of principal amount of notes due October 1, 2028 (“2028 Notes”) and $650 million of principal amount of notes due October 1, 2030 (“2030 Notes”). Refer to Note 8, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our outstanding debt.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board. The payment of cash dividends is also subject to customary legal and contractual restrictions. Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment-grade credit metrics. Our share repurchase plans are evaluated on an ongoing basis, considering factors such as our financial condition and cash flows, our economic outlook, the impact of tax laws, our liquidity needs, and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on such factors.

On February 28, 2022, our Board approved a new $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	2023	2022	2021
Total cost of shares repurchased	$1,001	$3,504	$318
Average price per share	$84.78	$108.97	$102.63
Total number of shares repurchased	11.8	32.2	3.1
Regular quarterly cash dividends per share	$3.52	$2.80	$2.20
Cash dividends declared and paid	$789	$688	$568

The total cost of shares repurchased decreased in fiscal 2023 from decreases in the volume of repurchases and the average price per share.

Cash dividends declared and paid increased in fiscal 2023, primarily due to an increase in the regular quarterly cash dividend per share. On March 2, 2023, we announced the Board’s approval of a 5% increase in the regular quarterly dividend to $0.92 per share.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained unchanged at 1.0 as of January 28, 2023, and January 29, 2022. Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings increased to 0.8 as of January 28, 2023, compared to 0.5 at January 29, 2022, primarily due to lower net earnings.

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not have outstanding off-balance-sheet arrangements. Contractual obligations as of January 28, 2023, were as follows ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations(1)	$3,086	$2,874	$188	$24	$-
Operating lease obligations(2)(3)	3,033	707	1,214	729	383
Long-term debt obligations(4)	1,150	-	-	-	1,150
Interest payments(5)	241	47	76	69	49
Finance lease obligations(2)	46	16	22	4	4
Total	$7,556	$3,644	$1,500	$826	$1,586

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

(2)Lease obligations exclude $63 million of legally binding fixed costs for leases signed but not yet commenced.

(3)Operating lease obligations exclude payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.7 billion as of January 28, 2023.

(4)Represents principal amounts only and excludes interest rate swap valuation adjustments related to our long-term debt obligations.

(5)Interest payments related to our 2028 Notes and 2030 Notes include the variable interest rate payments included in our interest rate swaps.

Additionally, we have $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of January 28, 2023, which, if drawn upon, would be included in either short-term or long-term debt on our Consolidated Balance Sheets.

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

Effect if actual results differ from assumptions

A 10% change in our vendor funding deferral as of January 28, 2023, would have affected net earnings by approximately $45 million in fiscal 2023. The level of vendor funding deferral has remained relatively stable over the last three fiscal years.

Goodwill

Description

Goodwill is evaluated for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. The impairment test involves a comparison of the fair value of each reporting unit with its carrying value. Fair value reflects our estimate of the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction.

We have goodwill in two reporting units – Best Buy Domestic (comprising our core U.S. Best Buy business) and Best Buy Health – with carrying values of $492 million and $891 million, respectively, as of January 28, 2023.

Judgments and uncertainties involved in the estimate

Determining the fair value of a reporting unit requires complex analysis and judgment. We use a combination of discounted cash flow (“DCF”) models and market data, such as earnings multiples and quoted market prices, for observable comparable companies. DCF models require detailed forecasts of cash flow drivers, such as revenue growth rates, margin rates and capital investments, and estimates of weighted-average cost of capital rates. These estimates incorporate many uncertain factors, such as the effectiveness of our strategy, changes in customer behavior, technological changes, competitor actions, regulatory changes and macroeconomic trends.

Effects if actual results differ from assumptions

For our Best Buy Domestic reporting unit, fair value exceeded book value by a substantial margin in fiscal 2023 and fiscal 2022. Compared to fiscal 2022, the excess of fair value over book value in fiscal 2023 decreased approximately in line with the decline in Best Buy’s market capitalization over the same period, reflecting the macroeconomic factors that affected our fiscal year 2023 performance and our expectations for the future. Barring a fundamental, material further deterioration of these factors, we believe the risk of future goodwill impairment within our Best Buy Domestic reporting unit is remote.

Our Best Buy Health reporting unit is subject to a greater level of uncertainty, since it operates in a less mature, rapidly-changing and high-growth environment. In both fiscal 2023 and fiscal 2022, the excess of fair value over book value for this reporting unit was substantial. In fiscal 2023, the excess decreased more significantly than our Best Buy Domestic reporting unit, primarily due to the effects of macroeconomic factors, driving, for example, lower forecasted revenue growth rates in some categories and higher estimates of weighted-average cost of capital rates. The risk of further deterioration in these factors, along with the more uncertain environment in which Best Buy Health operates, cause the likelihood of goodwill impairment for our Best Buy Health reporting unit to be higher than for our Best Buy Domestic reporting unit.

Inventory Markdown

Description

Our merchandise inventories were $5.1 billion as of January 28, 2023. We value our inventory at the lower of cost or net realizable value through the establishment of inventory markdown adjustments. Markdown adjustments reflect the excess of cost over the net recovery we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis. No adjustment is recorded for inventory that we expect to return to our vendors for full credit.

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

Effect if actual results differ from assumptions

A 10% change in our markdown adjustment as of January 28, 2023, would have affected net earnings by approximately $14 million in fiscal 2023. The level of markdown adjustments has remained relatively stable over the last three fiscal years.

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

Service Revenue

Description

We sell membership plans that include access to benefits such as technical support, delivery and installation, price discounts on certain products and services, product protection plans and anti-virus software. We allocate the transaction price to all performance obligations identified in the contract based on their relative fair value. For performance obligations provided over the term of the contract, we typically recognize revenue on a usage basis, an input method of measuring progress over the related contract term. This method involves the estimation of expected usage patterns, primarily derived from historical information.

Judgments and uncertainties involved in the estimate

There is judgment in (1) measuring the relative standalone selling price for bundled performance obligations; and (2) assessing the appropriate recognition and methodology for each performance obligation, and for those based on usage, estimating the expected pattern of consumption across a large portfolio of customers. When insufficient reliable and relevant history is available to estimate usage, we generally recognize revenue ratably over the life of the contract until such history has accumulated.

Effect if actual results differ from assumptions

A 10% change in the amount of services membership deferred revenue as of January 28, 2023, would have affected net earnings by approximately $40 million in fiscal 2023. The amount of services membership deferred revenue has increased over the last three fiscal years, primarily driven by the national launch of our Best Buy Totaltech membership offering, which resulted in higher membership sales and the initial deferral of more revenue than under the previous Total Tech Support offer.

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

As of January 28, 2023, we had $2.3 billion of cash, cash equivalents and restricted cash and $500 million of debt that has been swapped to floating rate, and therefore the net balance exposed to interest rate changes was $1.8 billion. As of January 28, 2023, a 50-basis point increase in short-term interest rates would have led to an estimated $9 million reduction in net interest expense, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $9 million increase in net interest expense.

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

During fiscal 2023, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as this foreign currency revenue translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had a net unfavorable impact on our revenue of approximately $162 million. The impact of foreign exchange rate fluctuations on our net earnings in fiscal 2023 was not significant.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 28, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of January 28, 2023. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended January 28, 2023, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of January 28, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of earnings, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Best Buy Health Reporting Unit — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $1,383 million as of January 28, 2023, of which $891 million was related to the Best Buy Health reporting unit. The Company uses the discounted cash flow model to estimate the fair value of the Best Buy Health reporting unit, which requires management to make subjective estimates and assumptions related to forecasts of cash flows such as revenue growth rates and estimates of the weighted average cost of capital rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Best Buy Health reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of the Best Buy Health reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of cash flows, such as revenue growth rates, and estimates of the weighted average cost of capital rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of cash flows, such as revenue growth rates and estimates of the weighted average cost of capital rate used by management to estimate the fair value of the Best Buy Health reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Best Buy Health reporting unit, such as controls related to management’s forecasts of future revenue and estimates of the weighted average cost of capital rate.

•We evaluated management’s ability to accurately forecast future revenues by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue forecasts for the new products and services by comparing the forecasts to: (1) the Company’s historical revenue growth rates, including for similar existing products and services; (2) internal communications to management and the board of directors; (3) underlying source documents, when available, such as customer contracts; and (4) underlying analyses detailing business strategies and growth plans.

•We inquired of operating and sales management teams to determine whether the judgments and assumptions used in the future revenue projections were consistent with the strategy and long-range plans for the Best Buy Health reporting unit.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital rate by: (1) testing the source information underlying the determination of the rate and testing the mathematical accuracy of the calculations; (2) comparing the rate to market data; and (3) developing ranges of independent estimates and comparing those to the rate selected by management.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 17, 2023

We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 28, 2023, of the Company and our report dated March 17, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 17, 2023

Consolidated Balance Sheets

$ in millions, except per share amounts

	January 28, 2023	January 29, 2022
Assets
Current assets
Cash and cash equivalents	$1,874	$2,936
Receivables, net	1,141	1,042
Merchandise inventories	5,140	5,965
Other current assets	647	596
Total current assets	8,802	10,539
Property and equipment
Land and buildings	688	671
Leasehold improvements	2,260	2,160
Fixtures and equipment	3,928	5,419
Property under finance leases	100	91
Gross property and equipment	6,976	8,341
Less accumulated depreciation	4,624	6,091
Net property and equipment	2,352	2,250
Operating lease assets	2,746	2,654
Goodwill	1,383	1,384
Other assets	520	677
Total assets	$15,803	$17,504

Liabilities and equity
Current liabilities
Accounts payable	$5,687	$6,803
Unredeemed gift card liabilities	274	316
Deferred revenue	1,116	1,103
Accrued compensation and related expenses	405	845
Accrued liabilities	843	946
Current portion of operating lease liabilities	638	648
Current portion of long-term debt	16	13
Total current liabilities	8,979	10,674
Long-term operating lease liabilities	2,164	2,061
Long-term liabilities	705	533
Long-term debt	1,160	1,216
Contingencies and commitments (Note 13)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 218.1 million and 227.4 million shares, respectively	22	23
Additional paid-in capital	21	-
Retained earnings	2,430	2,668
Accumulated other comprehensive income	322	329
Total equity	2,795	3,020
Total liabilities and equity	$15,803	$17,504

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ and shares in millions, except per share amounts

Fiscal Years Ended	January 28, 2023	January 29, 2022	January 30, 2021
Revenue	$46,298	$51,761	$47,262
Cost of sales	36,386	40,121	36,689
Gross profit	9,912	11,640	10,573
Selling, general and administrative expenses	7,970	8,635	7,928
Restructuring charges	147	(34)	254
Operating income	1,795	3,039	2,391
Other income (expense):
Investment income and other	28	10	38
Interest expense	(35)	(25)	(52)
Earnings before income tax expense and equity in income of affiliates	1,788	3,024	2,377
Income tax expense	370	574	579
Equity in income of affiliates	1	4	-
Net earnings	$1,419	$2,454	$1,798

Basic earnings per share	$6.31	$9.94	$6.93
Diluted earnings per share	$6.29	$9.84	$6.84

Weighted-average common shares outstanding:
Basic	224.8	246.8	259.6
Diluted	225.7	249.3	263.0

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

$ in millions

Fiscal Years Ended	January 28, 2023	January 29, 2022	January 30, 2021
Net earnings	$1,419	$2,454	$1,798
Foreign currency translation adjustments, net of tax	(7)	1	(4)
Cash flow hedges	-	-	(2)
Reclassification of cumulative translation adjustments into earnings due to exit of business	-	-	39
Comprehensive income	$1,412	$2,455	$1,831

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	January 28, 2023	January 29, 2022	January 30, 2021
Operating activities
Net earnings	$1,419	$2,454	$1,798
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	918	869	839
Restructuring charges	147	(34)	254
Stock-based compensation	138	141	135
Deferred income taxes	51	14	(36)
Other, net	12	11	3
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	(103)	17	73
Merchandise inventories	809	(328)	(435)
Other assets	(21)	(14)	(51)
Accounts payable	(1,099)	(201)	1,676
Income taxes	36	(156)	173
Other liabilities	(483)	479	498
Total cash provided by operating activities	1,824	3,252	4,927
Investing activities
Additions to property and equipment, net of $35, $46 and $32, respectively, of non-cash capital expenditures	(930)	(737)	(713)
Purchases of investments	(46)	(233)	(620)
Sales of investments	7	66	546
Acquisitions, net of cash acquired	-	(468)	-
Other, net	7	-	(1)
Total cash used in investing activities	(962)	(1,372)	(788)
Financing activities
Repurchase of common stock	(1,014)	(3,502)	(312)
Issuance of common stock	16	29	28
Dividends paid	(789)	(688)	(568)
Borrowings of debt	-	-	1,892
Repayments of debt	(19)	(133)	(1,916)
Other, net	-	(3)	-
Total cash used in financing activities	(1,806)	(4,297)	(876)

Effect of exchange rate changes on cash	(8)	(3)	7
Increase (decrease) in cash, cash equivalents and restricted cash	(952)	(2,420)	3,270
Cash, cash equivalents and restricted cash at beginning of period	3,205	5,625	2,355
Cash, cash equivalents and restricted cash at end of period	$2,253	$3,205	$5,625

Supplemental cash flow information
Income taxes paid	$283	$716	$442
Interest paid	$31	$22	$50

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts

Common Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances as of February 1, 2020	256.5	$26	$-	$3,158	$295	$3,479
Net earnings	-	-	-	1,798	-	1,798
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	-	-	-	-	(4)	(4)
Cash flow hedges	-	-	-	-	(2)	(2)
Reclassification of cumulative translation adjustments into earnings due to exit of business	-	-	-	-	39	39
Stock-based compensation	-	-	135	-	-	135
Issuance of common stock	3.5	-	28	-	-	28
Common stock dividends, $2.20 per share	-	-	12	(580)	-	(568)
Repurchase of common stock	(3.1)	-	(175)	(143)	-	(318)
Balances as of January 30, 2021	256.9	26	-	4,233	328	4,587
Net earnings	-	-	-	2,454	-	2,454
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	1	1
Stock-based compensation	-	-	141	-	-	141
Issuance of common stock	2.7	-	29	-	-	29
Common stock dividends, $2.80 per share	-	-	14	(702)	-	(688)
Repurchase of common stock	(32.2)	(3)	(184)	(3,317)	-	(3,504)
Balances as of January 29, 2022	227.4	23	-	2,668	329	3,020
Net earnings	-	-	-	1,419	-	1,419
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(7)	(7)
Stock-based compensation	-	-	138	-	-	138
Issuance of common stock	2.5	-	16	-	-	16
Common stock dividends, $3.52 per share	-	-	14	(804)	-	(790)
Repurchase of common stock	(11.8)	(1)	(147)	(853)	-	(1,001)
Balances as of January 28, 2023	218.1	$22	$21	$2,430	$322	$2,795

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

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Health, CST, Current Health, Geek Squad, Lively, Magnolia, Pacific Kitchen and Home, TechLiquidators and Yardbird and the domain names bestbuy.com, currenthealth.com, lively.com, techliquidators.com and yardbird.com. All of our former stores in Mexico were closed as of the end of the first quarter of fiscal 2022, and our International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Mobile and Geek Squad and the domain name bestbuy.ca.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2023, fiscal 2022 and fiscal 2021 included 52 weeks.

Segment Information

Our business is organized into two reportable segments: Domestic (which is comprised of all states, districts and territories of the U.S. and our Best Buy Health business) and International (which is comprised of all operations in Canada). Our chief operating decision maker (“CODM”) is our Chief Executive Officer. Our CODM has ultimate responsibility for enterprise decisions, including determining resource allocation for, and monitoring the performance of, the consolidated enterprise, the Domestic reportable segment and the International reportable segment.

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

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheets is reconciled to the total shown on our Consolidated Statements of Cash Flows as follows ($ in millions):

	January 28, 2023	January 29, 2022	January 30, 2021
Cash and cash equivalents	$1,874	$2,936	$5,494
Restricted cash included in Other current assets	379	269	131
Total cash, cash equivalents and restricted cash	$2,253	$3,205	$5,625

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Amounts included in restricted cash are primarily restricted to use for product protection plans provided under our Best Buy Totaltech membership offering and other self-insurance liabilities.

Receivables

Receivables consist primarily of amounts due from vendors for various vendor funding programs, banks for customer credit card and debit card transactions, online marketplace partnerships and mobile phone network operators for device sales and commissions. Receivables are stated at their carrying values, net of a reserve for expected credit losses, which is primarily based on historical collection trends. Our allowances for uncollectible receivables were $30 million and $39 million as of January 28, 2023, and January 29, 2022, respectively. We had $41 million and $52 million of write-offs in fiscal 2023 and fiscal 2022, respectively.

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

Costs associated with the acquisition or development of software for internal use are capitalized and amortized over the expected useful life of the software, generally from two years to five years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality. Capitalized software is included in Fixtures and equipment on our Consolidated Balance Sheets. Software maintenance and training costs are expensed in the period incurred. The costs of developing software for sale to customers are expensed as incurred until technological feasibility is established, which generally leads to expensing substantially all costs.

Costs associated with implementing cloud computing arrangements that are service contracts are capitalized using methodology similar to internal-use software, but are included in Other Assets on our Consolidated Balance Sheets.

Estimated useful lives by major asset category are as follows (in years):

Asset Category	Useful Life
Buildings	5-35
Leasehold improvements	5-10
Fixtures and equipment	2-20

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

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-lived assets deployed at store locations are reviewed for impairment at either the individual store level or at the local market level. Such reviews involve comparing the net carrying value of all assets to the net cash flow projections for each store or market. In addition, we conduct separate impairment reviews at other levels as appropriate, for example, to evaluate potential impairment of assets shared by several areas of operations, such as information technology systems.

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

Operating lease assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We estimate the incremental borrowing rate for each lease based on an evaluation of our credit ratings and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the terms of the lease. Our operating leases also typically require payment of real estate taxes, common area maintenance and insurance. These components comprise the majority of our variable lease cost and are excluded from the present value of our lease obligations. In instances where they are fixed, they are included due to our election to combine lease and non-lease components. Operating lease assets also include prepaid lease payments and initial direct costs and are reduced by lease incentives. We generally do not include options to extend or terminate a lease unless it is reasonably certain that the option will be exercised. Fixed payments may contain predetermined fixed rent escalations. We recognize the related rent expense on a straight-line basis from the commencement date to the end of the lease term.

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $492 million and $891 million, respectively, as of January 28, 2023.

Our detailed impairment testing involves comparing the fair value of each reporting unit with its carrying value, including goodwill. Fair value reflects the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction and typically requires analysis of discounted cash flows and other market information, such as trading multiples and other observable metrics. If the fair value of a reporting unit exceeds its carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value, as appropriate.

We amortize our definite-lived intangible assets over the estimated useful lives of the assets. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets might not be recoverable and monitor for the existence of potential impairment indicators throughout the fiscal year. We record an impairment loss for any portion of the carrying value that is not recoverable.

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

	January 28, 2023	January 29, 2022
Accrued liabilities	$111	$80
Long-term liabilities	53	51
Total	$164	$131

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

Accrued Liabilities

The major components of accrued liabilities are sales tax liabilities, advertising accruals, sales return reserves, insurance liabilities and customer deposits.

Long-Term Liabilities

The major components of long-term liabilities are unrecognized tax benefits, deferred revenue from our private label and co-branded credit card arrangement and income tax liabilities.

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

Services - When we are the principal

We recognize revenue for services, such as delivery, installation, set-up, software troubleshooting, product repair, and data services once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the service or serviced product. Payment terms are typically at the point of sale, but may also occur upon completion of the service. Our service contracts are primarily with retail customers and merchandise vendors (for factory warranty repairs).

For technical support membership contracts (for example, our Best Buy Totaltech membership offering), we are responsible for fulfilling the support services to customers. These contracts have terms ranging from one month to one year and typically contain several performance obligations. Payment for the membership contracts is due at the start of the contract period. We have determined that our contracts do not include a significant financing component. For performance obligations provided over time, we recognize revenue on a usage basis, an input method of measuring progress over the related contract term. This method is derived by analysis of historical utilization patterns as this depicts when customers use the services and, accordingly, when delivery of the performance obligation occurs. There is judgment in (1) determining the level at which we apply a portfolio approach to these contracts; (2) measuring the relative standalone selling price for performance obligations within these contracts to the extent that they are only bundled and sold to customers with other performance obligations, or alternatively, using a cost-plus margin approach; and (3) assessing the pattern of delivery across multiple portfolios of customers, including estimating current and future usage patterns. When insufficient history is available to estimate usage, we generally recognize revenue ratably over the life of the contract.

Services - When we are the agent

On behalf of third-party underwriters, we sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue at a point in time when the corresponding product revenue is recognized. In addition, in some cases we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the financial performance of the underwriter’s protection plan portfolio. We do not share in any losses of the portfolio. We record any profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs during our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year. Service and commission revenues earned from the sale of extended warranties represented 0.9%, 1.4% and 1.6% of revenue in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

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

Credit Card Revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Approximately 25% of revenue in fiscal 2023, fiscal 2022 and fiscal 2021 was transacted using one of our branded cards. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partners based on the annual performance of their corresponding portfolio, and we receive quarterly payments based on forecasts of full-year performance. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each quarter when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically quarterly. Profit-share payments occur quarterly, shortly after the end of each program quarter.

Best Buy Gift Cards

We sell Best Buy gift cards to our customers in our retail stores, online and through select third parties. Our gift cards do not expire. We recognize revenue from gift cards when the card is redeemed by the customer. We also recognize revenue for the portion of gift card values that is not expected to be redeemed (“breakage”). We estimate breakage based on historical patterns and other factors, such as laws and regulations applicable to each jurisdiction. We recognize breakage revenue using a method that is consistent with customer redemption patterns. Typically, over 90% of gift card redemptions (and therefore recognition of over 90% of gift card breakage revenue) occur within one year of issuance. There is judgment in assessing (1) the level at which we group gift cards for analysis of breakage rates, (2) redemption patterns, and (3) the ultimate value of gift cards which we do not expect to be redeemed. Gift card breakage income was $59 million, $49 million and $33 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

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

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points for each purchase completed with us or when using our private label and co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases. Certificate expirations are typically two months from the date of issuance. Our loyalty programs represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by our loyalty program members is deferred and included in Deferred revenue on our Consolidated Balance Sheets based on the percentage of points that are projected to be redeemed. We recognize revenue for this performance obligation over time when a certificate is redeemed by the customer. There is inherent judgment in estimating the value of our customer loyalty programs as they are susceptible to factors outside of our influence, particularly customer redemption activity. However, we have significant experience in estimating the amount and timing of redemptions of certificates, based primarily on historical data.

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

Advertising Costs

Advertising costs, which are included in SG&A, are expensed the first time the advertisement runs. Advertising costs consist primarily of digital advertisements. Advertising expenses were $864 million, $915 million and $819 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense for the fair value of our stock-based compensation awards, which is determined based on the closing market price of our stock at the date of grant for time-based and performance-based share awards, and Monte-Carlo simulation for market-based share awards. Compensation expense is recognized on a straight-line basis over the period in which services are required, except for performance-based share awards that vest on a graded basis, in which case the expense is front-loaded or recognized on a graded-attribution basis. Forfeitures are expensed as incurred or upon termination.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity.

2.   Acquisitions

Current Health Ltd.

In fiscal 2022, we acquired all of the outstanding shares of Current Health Ltd. (“Current Health”), a care-at-home technology platform, on November 2, 2021, for net cash consideration of $389 million. The acquired assets included $351 million of goodwill that was assigned to our Best Buy Health reporting unit and was deductible for income tax purposes. The acquisition is aligned with our focus in virtual care to enable people in their homes to connect seamlessly with their health care providers and is included in our Domestic reportable segment and Services revenue category. The acquisition was accounted for using the acquisition method of accounting for business combinations and was not material to the results of operations.

Two Peaks, LLC d/b/a Yardbird Furniture

In fiscal 2022, we acquired all of the outstanding shares of Two Peaks, LLC d/b/a Yardbird Furniture (“Yardbird”), a direct-to-consumer outdoor furniture company, on November 4, 2021, for net cash consideration of $79 million. The acquired assets included $47 million of goodwill that was assigned to our Best Buy Domestic reporting unit and was deductible for income tax purposes. The acquisition expands our assortment in categories like outdoor living, as more and more consumers look to make over or upgrade their outdoor living spaces. The acquisition was accounted for using the acquisition method of accounting for business combinations and was not material to the results of our operations.

3.   Restructuring

Restructuring charges were as follows ($ in millions):

	2023	2022	2021
Fiscal 2023 Resource Optimization Initiative	$145	$-	$-
Mexico Exit and Strategic Realignment(1)	2	(41)	277
Fiscal 2020 U.S. Retail Operating Model Changes	-	1	-
Total	$147	$(40)	$277

(1)Includes ($6) million and $23 million related to inventory markdowns recorded in Cost of sales on our Consolidated Statements of Earnings in fiscal 2022 and fiscal 2021, respectively.

Fiscal 2023 Resource Optimization Initiative

In light of ongoing changes in business trends, during the second quarter of fiscal 2023, we commenced an enterprise-wide initiative to better align our spending with critical strategies and operations, as well as to optimize our cost structure. Charges incurred relate to employee termination benefits within our Domestic and International segments of $140 million and $5 million, respectively. We currently do not expect the remaining charges in fiscal 2024 related to this initiative to be material to the results of our operations.

All charges incurred related to this initiative were from continuing operations and were presented within Restructuring charges on our Consolidated Statements of Earnings.

Restructuring accrual activity related to the fiscal 2023 resource optimization initiative described above was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances as of January 29, 2022	$-	$-	$-
Charges	145	5	150
Cash payments	(38)	-	(38)
Adjustments(1)	(5)	-	(5)
Balances as of January 28, 2023	$102	$5	$107

(1)Represents adjustments to previously planned organizational changes and higher-than-expected employee retention.

Mexico Exit and Strategic Realignment

In the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico and began taking other actions to more broadly align our organizational structure in support of our strategy. Charges incurred in our International segment primarily related to our decision to exit our operations in Mexico. All of our former stores in Mexico were closed as of the end of the first quarter of fiscal 2022. Charges incurred in our Domestic segment primarily related to actions taken to align our organizational structure in support of our strategy. We do not expect to incur material future restructuring charges related to this initiative and no material liability remains as of January 28, 2023.

All charges incurred related to the exit from Mexico and strategic realignment described above were from continuing operations and were presented as follows ($ in millions):

	Statement of	2022			2021
	Earnings Location	Domestic	International	Total	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$(6)	$(6)	$-	$23	$23
Asset impairments(1)	Restructuring charges	-	6	6	10	57	67
Termination benefits	Restructuring charges	(40)	(1)	(41)	123	20	143
Currency translation adjustment	Restructuring charges	-	-	-	-	39	39
Other(2)	Restructuring charges	-	-	-	-	5	5
		$(40)	$(1)	$(41)	$133	$144	$277

		Cumulative Amount as of January 28, 2023
	Statement of Earnings Location	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$17	$17
Asset impairments(1)	Restructuring charges	10	63	73
Termination benefits	Restructuring charges	83	20	103
Currency translation adjustment	Restructuring charges	-	39	39
Other(2)	Restructuring charges	-	6	6
		$93	$145	$238

(1)Remaining net carrying value of asset impairments approximates fair value and was immaterial as of January 28, 2023.

(2)Other charges are primarily comprised of contract termination costs.

No material restructuring accrual activity occurred in fiscal 2023 related to the exit from Mexico and strategic realignment described above. Restructuring accrual activity in fiscal 2022 related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances as of January 30, 2021	$104	$20	$124
Charges	4	-	4
Cash payments	(57)	(18)	(75)
Adjustments(1)	(44)	(1)	(45)
Changes in foreign currency exchange rates	-	(1)	(1)
Balances as of January 29, 2022	$7	$-	$7

(1)Represents adjustments to previously planned organizational changes in our Domestic segment and higher-than-expected employee retention in both our Domestic and International segments.

4.   Goodwill and Intangible Assets

Goodwill

Goodwill balances by reportable segment were as follows ($ in millions):

	January 28, 2023		January 29, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(67)	$1,451	$(67)
International	608	(608)	608	(608)
Total	$2,058	$(675)	$2,059	$(675)

No impairment charges were recorded for the periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Consolidated Balance Sheets as follows ($ in millions):

	January 28, 2023		January 29, 2022		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of January 28, 2023 (in years)
Customer relationships	$360	$236	$360	$180	8.4
Tradenames	108	56	108	38	5.4
Developed technology	64	51	64	39	2.6
Total	$532	$343	$532	$257	7.2

Amortization expense was as follows ($ in millions):

	Statement of Earnings Location	2023	2022	2021
Amortization expense	SG&A	$86	$82	$80

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Fiscal Year	Amount
Fiscal 2024	$61
Fiscal 2025	21
Fiscal 2026	21
Fiscal 2027	18
Fiscal 2028	12
Thereafter	56

5.   Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets accounted for at fair value were as follows ($ in millions):

		Fair Value	Fair Value at
Assets	Balance Sheet Location(1)	Hierarchy	January 28, 2023	January 29, 2022
Money market funds(2)	Cash and cash equivalents	Level 1	$280	$548
Time deposits(3)	Cash and cash equivalents	Level 2	203	278
Money market funds(2)	Other current assets	Level 1	178	-
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	47	54
Interest rate swap derivative instruments(5)	Other assets	Level 2	-	50

(1)Balance sheet location is determined by the length to maturity at date of purchase.

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

Nonrecurring Fair Value Measurements

In fiscal 2022 and fiscal 2021, we recorded asset impairments related to our exit from operations in Mexico. See Note 3, Restructuring, for additional information regarding the charges incurred and the net carrying value of assets remaining.

Fair Value of Financial Instruments

The fair values of cash, restricted cash, receivables, accounts payable and other payables approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate their fair values.

Long-term debt is presented at carrying value on our Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	January 28, 2023		January 29, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,019	$1,143	$1,205	$1,200

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

Notional amounts of our derivative instruments were as follows ($ in millions):

	Notional Amount
Contract Type	January 28, 2023	January 29, 2022
Derivatives designated as net investment hedges	$114	$155
Derivatives designated as interest rate swap contracts	500	500
No hedging designation (foreign exchange forward contracts)	56	68
Total	$670	$723

Effects of our derivative instruments on our Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
Contract Type	Statement of Earnings Location	2023	2022	2021
Interest rate swap contracts	Interest expense	$(57)	$(41)	$2
Adjustments to carrying value of long-term debt	Interest expense	57	41	(2)
Total		$-	$-	$-

7.   Leases

Supplemental balance sheet information related to our leases was as follows ($ in millions):

	Balance Sheet Location	January 28, 2023	January 29, 2022
Assets
Operating leases	Operating lease assets	$2,746	$2,654
Finance leases	Property under finance leases, net(1)	50	45
Total lease assets		$2,796	$2,699
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$638	$648
Finance leases	Current portion of long-term debt	16	13
Non-current:
Operating leases	Long-term operating lease liabilities	2,164	2,061
Finance leases	Long-term debt	26	27
Total lease liabilities		$2,844	$2,749

(1)Finance leases were recorded net of accumulated depreciation of $50 million and $46 million as of January 28, 2023, and January 29, 2022, respectively.

Components of our total lease cost were as follows ($ in millions):

	Statement of Earnings Location	2023	2022	2021
Operating lease cost(1)	Cost of sales and SG&A(2)	$780	$770	$777
Finance lease cost:
Depreciation of lease assets	Cost of sales and SG&A(2)	15	13	13
Interest on lease liabilities	Interest expense	1	1	1
Variable lease cost	Cost of sales and SG&A(2)	233	238	249
Sublease income	SG&A	(12)	(13)	(16)
Total lease cost		$1,017	$1,009	$1,024

(1)Includes short-term leases, which are immaterial.

(2)Supply chain-related amounts are included in Cost of sales.

Other information related to our leases was as follows ($ in millions):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$781	$814
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	18	18
Lease assets obtained in exchange for new lease liabilities:
Operating leases	809	759
Finance leases	18	21
Weighted average remaining lease term (in years):
Operating leases	5.1	5.1
Finance leases	5.5	5.0
Weighted average discount rate:
Operating leases	3.0%	2.5%
Finance leases	3.2%	2.4%

Future lease payments under our non-cancellable leases as of January 28, 2023, were as follows ($ in millions):

	Operating Leases(1)	Finance Leases(1)
Fiscal 2024	$707	$16
Fiscal 2025	670	14
Fiscal 2026	544	8
Fiscal 2027	432	3
Fiscal 2028	297	1
Thereafter	383	4
Total future undiscounted lease payments	3,033	46
Less imputed interest	231	4
Total reported lease liability	$2,802	$42

(1)Lease payments exclude $63 million of legally binding fixed costs for leases signed but not yet commenced.

8.   Debt

Short-Term Debt

U.S. Revolving Credit Facility

On May 18, 2021, we entered into a $1.25 billion five year senior unsecured revolving credit facility agreement (the “Five Year Facility Agreement”) with a syndicate of banks. The Five Year Facility Agreement permits borrowings of up to $1.25 billion and expires in May 2026. There were no borrowings outstanding under the Five Year Facility Agreement as of January 28, 2023, or January 29, 2022.

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

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	January 28, 2023	January 29, 2022
2028 Notes	$500	$500
2030 Notes	650	650
Interest rate swap valuation adjustments	(7)	50
Subtotal	1,143	1,200
Debt discounts and issuance costs	(9)	(11)
Finance lease obligations	42	40
Total long-term debt	1,176	1,229
Less: current portion	16	13
Total long-term debt, less current portion	$1,160	$1,216

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

As of January 28, 2023, we do not have any future maturities of long-term debt within the next five fiscal years.

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

The 2020 Plan authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. We have not granted incentive stock options. Under the terms of the 2020 Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the 2020 Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors (“Board”) at the time of grant. Dividend equivalents accrue on restricted stock and restricted stock units during the vesting period, are forfeitable prior to the vesting date and are settled in shares of our common stock at the vesting or distribution date. As of January 28, 2023, a total of 16.4 million shares were available for future grants under the 2020 Plan.

Stock-based compensation expense was as follows ($ in millions):

	2023	2022	2021
Share awards:
Time-based	$121	$109	$99
Performance-based	-	17	21
Market-based	14	12	11
Stock options	3	3	4
Stock-based compensation expense	138	141	135
Income tax benefits	27	26	25
Stock-based compensation expense, net of tax	$111	$115	$110

Time-Based Share Awards

Time-based share awards vest solely upon continued employment, generally 33% on each of the three annual anniversary dates following the grant date. Time-based share awards to directors vest one year from the date of grant. Information on our time-based share awards was as follows (shares in thousands):

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of January 29, 2022	3,396	$80.30
Granted	1,674	$98.05
Vested and distributed	(1,642)	$75.55
Forfeited	(382)	$92.16
Outstanding as of January 28, 2023	3,046	$90.96

The total fair value vested and distributed during fiscal 2023, fiscal 2022 and fiscal 2021 was $159 million, $194 million and $145 million, respectively. The actual tax benefits realized for the tax deductions related to vesting in fiscal 2023, fiscal 2022 and fiscal 2021 was $33 million, $41 million and $33 million, respectively. As of January 28, 2023, there was $149 million of unrecognized compensation expense related to non-vested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

Performance-Based Share Awards

Performance-based share awards generally vest upon the achievement of company performance goals based upon compound annual growth in enterprise revenue (“CAGR”) or attainment of net earnings (“adjusted net earnings”). The number of shares of common stock that could be distributed at the end of the three-year CAGR-incentive period may range from 0% to 150% of each share granted (“target”). Shares are granted at 100% of target. Awards based on adjusted net earnings vest 33% on each of the three annual anniversary dates following the grant date if the adjusted net earnings goal has been met. Information on our performance-based share awards was as follows (shares in thousands):

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of January 29, 2022	673	$68.40
Granted	31	$85.19
Adjustment for performance achievement	30	$68.91
Distributed	(424)	$70.71
Forfeited	(22)	$60.48
Outstanding as of January 28, 2023	288	$67.36

The total fair value distributed during fiscal 2023, fiscal 2022 and fiscal 2021 was $37 million, $43 million and $28 million, respectively. The actual tax benefits realized for the tax deductions related to distributions in fiscal 2023, fiscal 2022 and fiscal 2021 were $3 million, $3 million and $5 million, respectively. As of January 28, 2023, there was $2 million of unrecognized compensation expense related to non-vested performance-based share awards that we expect to recognize over a weighted-average period of 1.2 years.

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

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of January 29, 2022	524	$80.78
Granted	227	$112.62
Adjustment for performance achievement	9	$72.87
Distributed	(211)	$72.87
Forfeited	(35)	$91.31
Outstanding as of January 28, 2023	514	$96.61

The total fair value distributed during fiscal 2023, fiscal 2022 and fiscal 2021 was $18 million, $27 million and $37 million, respectively. The actual tax benefits realized for the tax deductions related to distributions in fiscal 2023, fiscal 2022 and fiscal 2021 was $2 million, $3 million and $8 million, respectively. As of January 28, 2023, there was $21 million of unrecognized compensation expense related to non-vested market-based share awards that we expect to recognize over a weighted-average period of 1.7 years.

Stock Options

Our outstanding stock options have a 10-year term and generally vest 33% on each of the three annual anniversary dates following the grant date. Information on our stock options was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 29, 2022	835	$57.39
Exercised	(112)	$34.83
Forfeited	(3)	$51.63
Outstanding as of January 28, 2023	720	$60.91	5.6	$17
Vested or expected to vest as of January 28, 2023	720	$60.91	5.6	$17
Exercisable as of January 28, 2023	368	$54.94	4.9	$11

No stock options were granted in fiscal 2023 or fiscal 2022. The weighted-average grant-date fair value of stock options granted during fiscal 2021 was $19.89 per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2023, fiscal 2022 and fiscal 2021 was $6 million, $19 million and $21 million, respectively. As of January 28, 2023, there was less than $1 million of unrecognized compensation expense related to stock options that we expect to recognize over a weighted-average period of 0.2 years.

Net cash proceeds from the exercise of stock options were $4 million, $18 million and $20 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. There was $1 million, $2 million and $5 million of income tax benefits realized from stock option exercises in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

We estimated the fair value of each stock option on the date of grant using a lattice valuation model with the following assumptions:

Valuation Assumptions	2021
Risk-free interest rate(1)	0.1%	-	0.9%
Expected dividend yield	2.9%
Expected stock price volatility(2)	56%
Expected life of stock options (in years)(3)	6.3

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

As of January 28, 2023, options to purchase common stock were all in-the-money and outstanding as follows (shares in millions):

	Exercisable			Unexercisable			Total
	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share	Shares	%	Weighted- Average Price per Share
In-the-money	0.4	51%	$54.94	0.3	49%	$67.13	0.7	100%	$60.91

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	2023	2022	2021
Numerator
Net earnings	$1,419	$2,454	$1,798
Denominator
Weighted-average common shares outstanding	224.8	246.8	259.6
Dilutive effect of stock compensation plan awards	0.9	2.5	3.4
Weighted-average common shares outstanding, assuming dilution	225.7	249.3	263.0

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.7	0.1	-

Basic earnings per share	$6.31	$9.94	$6.93
Diluted earnings per share	$6.29	$9.84	$6.84

Repurchase of Common Stock

On February 28, 2022, our Board approved a $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. The program had $4,125 million remaining available for repurchases as of January 28, 2023. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	2023	2022	2021
Total cost of shares repurchased	$1,001	$3,504	$318
Average price per share	$84.78	$108.97	$102.63
Number of shares repurchased and retired	11.8	32.2	3.1

10.   Revenue

We generate substantially all of our revenue from contracts with customers from the sale of products and services. Contract balances primarily consist of receivables and liabilities related to product merchandise not yet delivered to customers, unfulfilled membership benefits and services not yet completed and unredeemed gift cards. Contract balances were as follows ($ in millions):

	January 28, 2023	January 29, 2022
Receivables(1)	$581	$591
Short-term contract liabilities included in:
Unredeemed gift cards	274	316
Deferred revenue	1,116	1,103
Accrued liabilities	66	83
Long-term contract liabilities included in:
Long-term liabilities	265	6

(1)Receivables are recorded net of allowances for doubtful accounts of $22 million and $31 million as of January 28, 2023, and January 29, 2022, respectively.

During fiscal 2023 and fiscal 2022, $1,346 million and $924 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

The following table includes estimated revenue from our contract liability balances expected to be recognized in future periods if performance of the contract is expected to have a duration of more than one year ($ in millions):

Fiscal Year	Amount
Fiscal 2024	$25
Fiscal 2025	30
Fiscal 2026	25
Fiscal 2027	24
Fiscal 2028	24
Thereafter	137

See Note 14, Segment and Geographic Information, for information on our revenue by reportable segment and product category.

11.   Income Taxes

Reconciliations of the federal statutory income tax rate to income tax expense were as follows ($ in millions):

	2023	2022	2021
Federal income tax at the statutory rate	$376	$635	$499
State income taxes, net of federal benefit	63	88	72
Change in unrecognized tax benefits	(45)	(88)	20
Expense (benefit) from foreign operations	(4)	(8)	20
Other	(20)	(53)	(32)
Income tax expense	$370	$574	$579
Effective income tax rate	20.7%	19.0%	24.3%

Earnings before income tax expense and equity in income of affiliates by jurisdiction were as follows ($ in millions):

	2023	2022	2021
United States	$1,533	$2,677	$2,203
Foreign	255	347	174
Earnings before income tax expense and equity in income of affiliates	$1,788	$3,024	$2,377

Income tax expense (benefit) was comprised of the following ($ in millions):

	2023	2022	2021
Current:
Federal	$213	$367	$447
State	64	132	117
Foreign	42	61	51
	319	560	615
Deferred:
Federal	33	22	(25)
State	19	(9)	(16)
Foreign	(1)	1	5
	51	14	(36)
Income tax expense	$370	$574	$579

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	January 28, 2023	January 29, 2022
Deferred revenue	$67	$76
Compensation and benefits	41	156
Stock-based compensation	29	31
Other accrued expenses	47	46
Operating lease liabilities	729	707
Loss and credit carryforwards	161	143
Other	43	45
Total deferred tax assets	1,117	1,204
Valuation allowance	(150)	(128)
Total deferred tax assets after valuation allowance	967	1,076

Inventory	(37)	(24)
Property and equipment	(169)	(270)
Operating lease assets	(698)	(676)
Goodwill and intangibles	(71)	(64)
Other	(39)	(39)
Total deferred tax liabilities	(1,014)	(1,073)
Net deferred tax assets (liabilities)	$(47)	$3

Deferred taxes were presented as follows ($ in millions):

Balance Sheet Location	January 28, 2023	January 29, 2022
Other assets	$4	$25
Long-term liabilities	(51)	(22)
Net deferred tax assets (liabilities)	$(47)	$3

As of January 28, 2023, we had deferred tax assets for net operating loss carryforwards from international operations of $117 million, of which $92 million will expire in various years through 2040 and the remaining amounts have no expiration; acquired U.S. federal net operating loss carryforwards of $7 million, of which $3 million will expire in various years between 2025 and 2029 and the remaining amounts have no expiration; U.S. federal foreign tax credit carryforwards of $16 million, which will expire between 2024 and 2033; state credit carryforwards of $3 million, which will expire between 2024 and 2028; state net operating loss carryforwards of $9 million, which will expire between 2024 and 2043; international credit carryforwards of $1 million, which have no expiration; and international capital loss carryforwards of $8 million, which have no expiration.

As of January 28, 2023, a valuation allowance of $150 million had been established, of which $16 million is against U.S. federal, foreign tax credit carryforwards, $11 million is against international and state capital loss carryforwards, $122 million is against international and state net operating loss carryforwards, and $1 million is against international and state credit carryforwards. The increase in fiscal 2023 was primarily due to current year loss activity from international and state net operating loss carryforwards, the set-up of additional valuation allowances against U.S. federal foreign tax credit and state capital loss carryforwards, and the exchange rate impact on the valuation allowance against certain international net operating loss carryforwards. These increases were partially offset by the expiration of certain international net operating loss carryforwards and the release of valuation allowances relating to federal net operating and capital loss carryforwards.

Reconciliations of changes in unrecognized tax benefits were as follows ($ in millions):

	2023	2022	2021
Balances at beginning of period	$235	$327	$318
Gross increases related to prior period tax positions	28	3	17
Gross decreases related to prior period tax positions(1)	(75)	(103)	(25)
Gross increases related to current period tax positions	21	28	29
Settlements with taxing authorities	-	(7)	(1)
Lapse of statute of limitations	(46)	(13)	(11)
Balances at end of period	$163	$235	$327

(1)Represents multi-jurisdiction, multi-year resolutions of certain discrete tax matters.

Unrecognized tax benefits of $141 million, $214 million and $307 million as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the “unrecognized tax benefits” above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest income of $6 million, interest income of $20 million and interest expense of $4 million was recognized in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. As of January 28, 2023, January 29, 2022, and January 30, 2021, we had accrued interest of $42 million, $46 million and $74 million, respectively.

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

12.   Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. We match 100% of the first 3% of participating employees’ contributions and 50% of the next 2%. Employer contributions vest immediately. Total employer contributions were $77 million, $77 million and $44 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.

We offer a non-qualified, unfunded deferred compensation plan for highly-compensated employees and members of our Board. Amounts contributed and deferred under the plan are invested in options offered under the plan and elected by the participants. The liability for compensation deferred under the plan was $20 million and $24 million as of January 28, 2023, and January 29, 2022, respectively, and is included in Long-term liabilities on our Consolidated Balance Sheets. See Note 5, Fair Value Measurements, for the fair value of assets held for deferred compensation.

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

We had outstanding letters of credit with an aggregate fair value of $72 million as of January 28, 2023.

14.   Segment and Geographic Information

Reportable segment and product category revenue information was as follows ($ in millions):

	2023	2022	2021
Revenue by reportable segment
Domestic	$42,794	$47,830	$43,293
International	3,504	3,931	3,969
Total revenue	$46,298	$51,761	$47,262

	2023	2022	2021
Revenue by product category
Domestic:
Computing and Mobile Phones	$18,191	$20,693	$19,799
Consumer Electronics	13,040	15,009	13,022
Appliances	6,381	6,784	5,489
Entertainment	2,786	2,963	2,769
Services	2,149	2,190	2,082
Other	247	191	132
Total Domestic revenue	$42,794	$47,830	$43,293
International:
Computing and Mobile Phones	$1,575	$1,785	$1,854
Consumer Electronics	1,054	1,194	1,189
Appliances	355	383	384
Entertainment	267	312	310
Services	183	190	170
Other	70	67	62
Total International revenue	$3,504	$3,931	$3,969

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates, as well as asset information by reportable segment, were as follows ($ in millions):

	2023	2022	2021
Operating income by reportable segment
Domestic(1)	$1,634	$2,795	$2,348
International	161	244	43
Total operating income	1,795	3,039	2,391
Other income (expense):
Investment income and other	28	10	38
Interest expense	(35)	(25)	(52)
Earnings before income tax expense and equity in income of affiliates	$1,788	$3,024	$2,377
Assets
Domestic	$14,549	$16,016	$17,625
International	1,254	1,488	1,442
Total assets	$15,803	$17,504	$19,067
Capital expenditures
Domestic	$891	$691	$680
International	39	46	33
Total capital expenditures	$930	$737	$713
Depreciation
Domestic	$787	$738	$704
International	45	49	55
Total depreciation	$832	$787	$759

(1)Domestic operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

Geographic information was as follows ($ in millions):

	2023	2022	2021
Revenue from external customers
U.S.	$42,794	$47,830	$43,293
Canada	3,504	3,911	3,600
Other	-	20	369
Total revenue from external customers	$46,298	$51,761	$47,262
Property and equipment, net
U.S.	$2,243	$2,128	$2,135
Canada	107	120	122
Other	2	2	3
Total property and equipment, net	$2,352	$2,250	$2,260

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of January 28, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended January 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2023 Regular Meeting of Shareholders (the “2023 Proxy Statement”), which is expected to be filed with the SEC on or before May 26, 2023.

Code of Ethics

We adopted a Code of Ethics that applies to our directors and all of our employees, including our principal executive officer, our principal financial officer and our principal accounting officer. Our Code of Ethics is available on our website at https://investors.bestbuy.com. A copy of our Code of Ethics may also be obtained, free of charge, upon written request to Best Buy Co., Inc. Investor Relations Department at 7601 Penn Avenue South, Richfield, MN 55423-3645.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer or principal accounting officer by posting such information within two business days of any such amendment or waiver on our website at https://investors.bestbuy.com.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the applicable information in the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the applicable information in the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item related to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the applicable information in the 2023 Proxy Statement.

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

3. Exhibits:
		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	3.1	6/12/2020
3.2	Amended and Restated By-Laws	8-K	3.1	6/14/2018
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Third Supplemental Indenture, dated as of September 27, 2018, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor	8-K	4.1	9/27/2018
4.3	Form of 4.450% Notes due 2028 (included in Exhibit 4.2)
4.4	Fourth Supplemental Indenture, dated as of October 1, 2020, to the Indenture, dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	10/1/2020
4.5	Form of 1.950% Notes due 2030 (included in Exhibit 4.4)
10.1	Five-Year Credit Agreement dated as of May 18, 2021, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	5/20/2021
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.4	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.5	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.6	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.7	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.8	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	S-8	99	6/17/2014
*10.9	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.10	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.11	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.12	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.13	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.14	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares	10-Q	10.1	6/5/2017
*10.15	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units	10-Q	10.2	6/5/2017
*10.16	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan	S-8	99	6/21/2017
*10.17	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)	10-Q	10.2	9/5/2017
*10.18	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Shares	10-Q	10.1	6/8/2018
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Stock Units	10-Q	10.2	6/8/2018
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Directors	10-Q	10.1	9/10/2018
*10.21	Employment Agreement, dated April 13, 2019, between Corie Barry and Best Buy Co., Inc.	8-K	10.2	4/15/2019
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Shares	10-Q	10.1	6/7/2019
*10.23	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Stock Units	10-Q	10.2	6/7/2019
*10.24	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Directors	10-Q	10.1	9/6/2019
*10.25	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Shares	10-Q	10.2	5/27/2020
*10.26	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Stock Units	10-Q	10.3	5/27/2020
*10.27	Best Buy Co., Inc. 2020 Omnibus Incentive Plan	10-K	10.32	3/19/2021
*10.28	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Directors	10-Q	10.2	8/31/2020
*10.29	Best Buy Severance Plan and Summary Plan Description (January 31, 2021)	10-K	10.34	3/19/2021
*10.30	Form of Employment Separation and General Release Agreement	10-Q	10.2	6/4/2021
*10.31	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Shares	10-K	10.32	3/18/2022
*10.32	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Stock Units	10-K	10.33	3/18/2022
*10.33	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Directors	10-Q	10.2	8/31/2021
*10.34	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Restricted Shares	10-Q	10.1	6/2/2022
*10.35	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Restricted Stock Units	10-Q	10.2	6/2/2022
*10.36	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Directors	10-Q	10.1	9/8/2022
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101

The following financial information from our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on March 17, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets at January 28, 2023, and January 29, 2022, (ii) the consolidated statements of earnings for the years ended January 28, 2023, January 29, 2022, and January 30, 2021, (iii) the consolidated statements of comprehensive income for the years ended January 28, 2023, January 29, 2022, and January 30, 2021, (iv) the consolidated statements of cash flows for the years ended January 28, 2023, January 29, 2022, and January 30, 2021, (v) the consolidated statements of changes in shareholders' equity for the years ended January 28, 2023, January 29, 2022, and January 30, 2021, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on March 17, 2023, formatted in iXBRL (included as Exhibit 101).

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

Signature	Title	Date

/s/ Corie Barry	Chief Executive Officer	March 17, 2023
Corie Barry	(principal executive officer)

/s/ Matthew Bilunas	Chief Financial Officer	March 17, 2023
Matthew Bilunas	(principal financial officer)

/s/ Mathew R. Watson	Senior Vice President, Controller and Chief Accounting Officer	March 17, 2023
Mathew R. Watson	(principal accounting officer)

/s/ J. Patrick Doyle	Chairman	March 17, 2023
J. Patrick Doyle

/s/ Lisa M. Caputo	Director	March 17, 2023
Lisa M. Caputo

/s/ David W. Kenny	Director	March 17, 2023
David W. Kenny

/s/ Mario J. Marte	Director	March 17, 2023
Mario J. Marte

/s/ Karen A. Mcloughlin	Director	March 17, 2023
Karen A. Mcloughlin

/s/ Thomas L. Millner	Director	March 17, 2023
Thomas L. Millner

/s/ Claudia F. Munce	Director	March 17, 2023
Claudia F. Munce

/s/ Richelle P. Parham	Director	March 17, 2023
Richelle P. Parham

/s/ Steven E. Rendle	Director	March 17, 2023
Steven E. Rendle

/s/ Eugene A. Woods	Director	March 17, 2023
Eugene A. Woods