Form 10-Q
period 2023-04-29
BEST BUY CO INC
filed 2023-06-02
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

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

The registrant had 218,210,535 shares of common stock outstanding as of May 31, 2023.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED APRIL 29, 2023

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

*These corporate websites, and the contents thereof, are not incorporated by reference into this Quarterly Report on Form 10-Q nor deemed filed with the SEC.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Current assets
Cash and cash equivalents	$1,030	$1,874	$640
Receivables, net	860	1,141	804
Merchandise inventories	5,219	5,140	6,258
Other current assets	653	647	613
Total current assets	7,762	8,802	8,315
Property and equipment, net	2,321	2,352	2,251
Operating lease assets	2,694	2,746	2,704
Goodwill	1,383	1,383	1,385
Other assets	528	520	596
Total assets	$14,688	$15,803	$15,251

Liabilities and equity
Current liabilities
Accounts payable	$4,874	$5,687	$5,492
Unredeemed gift card liabilities	256	274	284
Deferred revenue	1,015	1,116	1,101
Accrued compensation and related expenses	364	405	336
Accrued liabilities	759	843	771
Current portion of operating lease liabilities	625	638	636
Current portion of long-term debt	15	16	15
Total current liabilities	7,908	8,979	8,635
Long-term operating lease liabilities	2,128	2,164	2,121
Long-term debt	1,155	1,160	1,170
Long-term liabilities	704	705	558
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 218.5 million, 218.1 million and 224.6 million shares, respectively	22	22	22
Additional paid-in capital	-	21	-
Retained earnings	2,454	2,430	2,417
Accumulated other comprehensive income	317	322	328
Total equity	2,793	2,795	2,767
Total liabilities and equity	$14,688	$15,803	$15,251

NOTE: The Consolidated Balance Sheet as of January 28, 2023, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

Three Months Ended
April 29, 2023		April 30, 2022
Revenue	$9,467	$10,647
Cost of sales	7,317	8,294
Gross profit	2,150	2,353
Selling, general and administrative expenses	1,848	1,890
Restructuring charges	(9)	1
Operating income	311	462
Other income (expense):
Investment income (expense) and other	21	(5)
Interest expense	(12)	(6)
Earnings before income tax expense and equity in loss of affiliates	320	451
Income tax expense	75	110
Equity in loss of affiliates	(1)	-
Net earnings	$244	$341

Basic earnings per share	$1.11	$1.50
Diluted earnings per share	$1.11	$1.49

Weighted-average common shares outstanding:
Basic	218.9	226.8
Diluted	219.9	228.4

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Net earnings	$244	$341
Foreign currency translation adjustments, net of tax	(5)	(1)
Comprehensive income	$239	$340

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Operating activities
Net earnings	$244	$341
Adjustments to reconcile net earnings to total cash used in operating activities:
Depreciation and amortization	237	224
Restructuring charges	(9)	1
Stock-based compensation	38	39
Other, net	14	12
Changes in operating assets and liabilities:
Receivables	279	238
Merchandise inventories	(86)	(297)
Other assets	(17)	4
Accounts payable	(790)	(1,296)
Income taxes	46	63
Other liabilities	(287)	(713)
Total cash used in operating activities	(331)	(1,384)

Investing activities
Additions to property and equipment	(204)	(215)
Other, net	-	2
Total cash used in investing activities	(204)	(213)

Financing activities
Repurchase of common stock	(79)	(455)
Dividends paid	(202)	(199)
Other, net	-	4
Total cash used in financing activities	(281)	(650)

Effect of exchange rate changes on cash and cash equivalents	(5)	2
Decrease in cash, cash equivalents and restricted cash	(821)	(2,245)
Cash, cash equivalents and restricted cash at beginning of period	2,253	3,205
Cash, cash equivalents and restricted cash at end of period	$1,432	$960

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 28, 2023	218.1	$22	$21	$2,430	$322	$2,795
Net earnings, three months ended April 29, 2023	-	-	-	244	-	244
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(5)	(5)
Stock-based compensation	-	-	38	-	-	38
Issuance of common stock	1.5	-	4	-	-	4
Common stock dividends, $0.92 per share	-	-	4	(206)	-	(202)
Repurchase of common stock	(1.1)	-	(67)	(14)	-	(81)
Balances at April 29, 2023	218.5	$22	$-	$2,454	$317	$2,793

Balances at January 29, 2022	227.4	$23	$-	$2,668	$329	$3,020
Net earnings, three months ended April 30, 2022	-	-	-	341	-	341
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(1)	(1)
Stock-based compensation	-	-	39	-	-	39
Issuance of common stock	1.7	-	9	-	-	9
Common stock dividends, $0.88 per share	-	-	4	(203)	-	(199)
Repurchase of common stock	(4.5)	(1)	(52)	(389)	-	(442)
Balances at April 30, 2022	224.6	$22	$-	$2,417	$328	$2,767

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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. The first three months of fiscal 2024 and fiscal 2023 included 13 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from April 29, 2023, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

Adopted Accounting Pronouncements

In the first quarter of fiscal 2024, we adopted Accounting Standards Update 2022-04 (“ASU 2022-04”), Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual rollforward of such obligations. Below are the interim disclosures as a result of ASU 2022-04.

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Under this program, the financial institution agrees to terms with our suppliers, including amounts that are eligible for early payment, the timing of such payments and the discounts. The financial institution then pays the supplier based on the payment terms agreed to. Suppliers’ participation in this program is at their own option. The financial institution can vary discounts offered at their own discretion. Our rights and obligations to our suppliers – which are typically formalized in standardized agreements – are not affected by the existence of the program. Our liability associated with the funded participation in the program, which is included in Accounts payable on our Condensed Consolidated Balance Sheets, was $490 million, $386 million and $584 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	April 29, 2023	January 28, 2023	April 30, 2022
Cash and cash equivalents	$1,030	$1,874	$640
Restricted cash included in Other current assets	402	379	320
Total cash, cash equivalents and restricted cash	$1,432	$2,253	$960

Amounts included in restricted cash are primarily restricted to cover product protection plans provided under our membership offerings and other self-insurance liabilities.

Reclassifications

Certain reclassifications of immaterial amounts previously reported have been made to the accompanying Condensed Consolidated Statements of Cash Flows to maintain consistency and comparability between periods presented.

2. Restructuring

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

In the first quarter of fiscal 2024, we recorded a reduction to employee termination benefits of $9 million, primarily related to higher-than-expected employee retention. Cumulative charges incurred related to this initiative as of April 29, 2023, were $136 million, comprised of $132 million and $4 million of employee termination benefits within our Domestic and International segments, respectively. We do not expect to incur material future restructuring charges related to this initiative.

Restructuring accrual activity related to the fiscal 2023 resource optimization initiative described above was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at January 28, 2023	$102	$5	$107
Cash payments	(9)	(2)	(11)
Adjustments(1)	(8)	(1)	(9)
Balances at April 29, 2023	$85	$2	$87

(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances by reportable segment were as follows ($ in millions):

	April 29, 2023		January 28, 2023		April 30, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(67)	$1,450	$(67)	$1,452	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$2,058	$(675)	$2,058	$(675)	$2,060	$(675)

No impairment charges were recorded during the periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	April 29, 2023		January 28, 2023		April 30, 2022		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of April 29, 2023 (in years)
Customer relationships	$360	$249	$360	$236	$360	$194	8.9
Tradenames	108	60	108	56	108	43	5.3
Developed technology	64	54	64	51	64	42	2.8
Total	$532	$363	$532	$343	$532	$279	7.5

Amortization expense was as follows ($ in millions):

		Three Months Ended
	Statement of Earnings Location	April 29, 2023	April 30, 2022
Amortization expense	SG&A	$20	$22

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2024	$41
Fiscal 2025	21
Fiscal 2026	21
Fiscal 2027	18
Fiscal 2028	12
Fiscal 2029	11
Thereafter	45

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$133	$280	$2
Time deposits(3)	Cash and cash equivalents	Level 2	115	203	27
Money market funds(2)	Other current assets	Level 1	200	178	-
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	46	47	51

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	April 29, 2023		January 28, 2023		April 30, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,023	$1,139	$1,019	$1,143	$1,050	$1,154

(1)Excludes debt discounts, issuance costs and finance lease obligations.

5. Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations and by using interest rate swaps to mitigate the effect of interest rate fluctuations on our $500 million of principal amount of notes due October 1, 2028. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Condensed Consolidated Balance Sheets at fair value. When material, the gross fair values of our outstanding derivative instruments and corresponding fair value classifications are included in Note 4, Fair Value Measurements.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	April 29, 2023	January 28, 2023	April 30, 2022
Derivatives designated as net investment hedges	$102	$114	$107
Derivatives designated as interest rate swap contracts	500	500	500
No hedge designation (foreign exchange contracts)	57	56	61
Total	$659	$670	$668

Effects of our derivative instruments on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended
	Statement of Earnings Location	April 29, 2023	April 30, 2022
Interest rate swap contracts	Interest expense	$(4)	$(45)
Adjustments to carrying value of long-term debt	Interest expense	4	45
Total		$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 12, 2023, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into in May 2021 and scheduled to expire in May 2026, but was terminated on April 12, 2023. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of April 29, 2023, or the Previous Facility as of January 28, 2023, or April 30, 2022.

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.’s prime rate, (2) the greater of the federal funds rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) Adjusted Term Secured Overnight Financing Rate (the “ Adjusted Term SOFR”) for an interest period of one month plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) Adjusted Term SOFR plus a variable margin rate (the “Term SOFR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, Term SOFR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.100%, the Term SOFR Margin ranges from 0.680% to 1.100%, and the facility fee ranges from 0.070% to 0.150%. The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries’ abilities to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and certain other fundamental changes; or engage in certain transactions with affiliates.

The Five-Year Facility Agreement also contains covenants that require us to maintain a maximum cash flow leverage ratio. The Five-Year Facility Agreement contains default provisions including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	April 29, 2023	January 28, 2023	April 30, 2022
Notes, 4.45%, due October 1, 2028	$500	$500	$500
Notes, 1.95%, due October 1, 2030	650	650	650
Interest rate swap valuation adjustments	(11)	(7)	4
Subtotal	1,139	1,143	1,154
Debt discounts and issuance costs	(9)	(9)	(10)
Finance lease obligations	40	42	41
Total long-term debt	1,170	1,176	1,185
Less current portion	15	16	15
Total long-term debt, less current portion	$1,155	$1,160	$1,170

Fair Value and Future Maturities

See Note 4, Fair Value Measurements, for the fair value of long-term debt. Other than the $500 million of principal amount of notes due October 1, 2028, we do not have any future maturities of long-term debt within the next five fiscal years.

7. Revenue

We generate substantially all of our revenue from contracts with customers from the sale of products and services. Contract balances primarily consist of receivables and liabilities related to unfulfilled membership benefits and services not yet completed, product merchandise not yet delivered to customers, deferred revenue from our private label and co-branded credit card arrangement and unredeemed gift cards. Contract balances were as follows ($ in millions):

	April 29, 2023	January 28, 2023	April 30, 2022
Receivables, net(1)	$523	$581	$526
Short-term contract liabilities included in:
Unredeemed gift card liabilities	256	274	284
Deferred revenue	1,015	1,116	1,101
Accrued liabilities	68	66	82
Long-term contract liabilities included in:
Long-term liabilities	260	265	5

(1)Receivables are recorded net of allowances for doubtful accounts of $18 million, $22 million and $25 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

During the first three months of fiscal 2024 and fiscal 2023, $747 million and $829 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have a duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2024	$22
Fiscal 2025	28
Fiscal 2026	24
Fiscal 2027	24
Fiscal 2028	24
Fiscal 2029	24
Thereafter	114

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended
April 29, 2023		April 30, 2022
Numerator
Net earnings	$244	$341
Denominator
Weighted-average common shares outstanding	218.9	226.8
Dilutive effect of stock compensation plan awards	1.0	1.6
Weighted-average common shares outstanding, assuming dilution	219.9	228.4

Potential shares which were anti-dilutive and excluded from weighted-average share computations	1.0	2.2

Basic earnings per share	$1.11	$1.50
Diluted earnings per share	$1.11	$1.49

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding share repurchases was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 29, 2023	April 30, 2022
Total cost of shares repurchased	$81	$442
Average price per share	$76.15	$97.18
Total number of shares repurchased	1.1	4.5

As of April 29, 2023, $4.0 billion of the $5.0 billion share repurchase authorization was available. Between the end of the first quarter of fiscal 2024 on April 29, 2023, and May 31, 2023, we repurchased an incremental 0.3 million shares of our common stock at a cost of $24 million. We currently expect additional share repurchases in fiscal 2024.

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

11. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended
	April 29, 2023	April 30, 2022
Revenue by reportable segment
Domestic	$8,801	$9,894
International	666	753
Total revenue	$9,467	$10,647
Revenue by product category
Domestic:
Computing and Mobile Phones	$3,688	$4,285
Consumer Electronics	2,592	2,896
Appliances	1,339	1,590
Entertainment	591	573
Services	537	489
Other	54	61
Total Domestic revenue	$8,801	$9,894
International:
Computing and Mobile Phones	$316	$344
Consumer Electronics	184	213
Appliances	59	71
Entertainment	60	57
Services	36	54
Other	11	14
Total International revenue	$666	$753

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in loss of affiliates was as follows ($ in millions):

	Three Months Ended
	April 29, 2023	April 30, 2022
Domestic	$290	$429
International	21	33
Total operating income	311	462
Other income (expense):
Investment income (expense) and other	21	(5)
Interest expense	(12)	(6)
Earnings before income tax expense and equity in loss of affiliates	$320	$451

Assets by reportable segment were as follows ($ in millions):

	April 29, 2023	January 28, 2023	April 30, 2022
Domestic	$13,561	$14,549	$14,132
International	1,127	1,254	1,119
Total assets	$14,688	$15,803	$15,251

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” refers to Best Buy Co., Inc. and its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (including the information presented therein under Risk Factors), as well as our other reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

Overview

We are driven by our purpose to enrich lives through technology and our vision to personalize and humanize technology solutions for every stage of life. We accomplish this by leveraging our combination of technology and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes.

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business. The International segment is comprised of all our operations in Canada.

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

Business Strategy Update

In the first quarter of fiscal 2024, our teams once again delivered strong execution and showcased their ability to navigate through what continues to be a challenging environment for our industry, while keeping our customers and their experiences as our top priority. We continue to appropriately balance the need to adjust in response to current industry sales trends with the need to invest so we can capitalize on opportunities as our industry moves through this downturn and returns to expected growth.

Our digital sales in the first quarter of fiscal 2024 comprised 31% of our Domestic revenue, consistent with the first quarter of fiscal 2023 and twice as high as the percentage of Domestic revenue in the pre-pandemic first quarter of fiscal 2020. During these same time periods, the percentage of online sales picked up in our stores by our customers was also consistent at just over 40%. Therefore, we are continuing to adapt our omni-channel capabilities to ensure we maintain a leading position in an increasingly digital age and evolving retail landscape.

We believe our portfolio of stores needs to provide customers with differentiated experiences and multichannel fulfillment. At the same time, we need them to become more cost and capital efficient to operate while remaining a great place to work. We are on track to deliver our fiscal 2024 store plans, which include closing 20 to 30 large format stores, implementing 8 Experience store remodels and opening approximately 10 Outlet stores. During the first quarter of fiscal 2024, we also advanced our operating model to align with the ongoing evolution of our business model and current trends. We are focused on balancing the amount of labor hours necessary to deliver the best experience possible for our customers and other stakeholders. At the same time, we have been investing in tools and employee development programs that increase their flexibility within and across stores. As not all roles, and the associated hourly pay, are the same, we are making the strategic tradeoff decisions necessary to give us the ability to flexibly adjust our labor spending appropriately, particularly customer-facing labor.

During the first quarter of fiscal 2024, we continued to build customer relationships through our membership programs. We announced changes to the programs, effective the second quarter of fiscal 2024, that we expect will give customers more freedom to choose a membership that fits their technology needs, budget and lifestyle. In addition, we expect the changes to provide more flexibility to evolve our programs in the future, while resulting in a lower cost to serve than our existing paid membership program.

For the remainder of fiscal 2024, macroeconomic headwinds will likely result in continued pressure, and we are preparing for sales in the consumer electronics industry to decline again this year. In particular, our customers are facing economic challenges from the dual pressures of high inflation and the resulting interest rate increases, and it is difficult to predict how such factors will impact us in the near term. However, we expect several factors to drive the eventual return of industry growth over time, including the natural upgrade and replacement cycles for the technology bought earlier in the pandemic and continued vendor innovation. In addition, macro technology trends like cloud, augmented reality, generative AI and expanded broadband access have the potential to drive new products and demand. While our product categories tend to experience slightly different timing nuances, in general, we believe they are poised for growth in the coming years. In addition, we are continuing our expansion into newer categories like wellness technology, personal electric transportation, outdoor living and electric car charging.

We remain excited about our industry and our future. There are more technology products than ever in people’s homes, technology is increasingly a necessity in our lives, and we believe we are uniquely there for our customers as they continue to navigate this innovative space.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended
	April 29, 2023	April 30, 2022
Revenue	$9,467	$10,647
Revenue % change	(11.1)%	(8.5)%
Comparable sales % change	(10.1)%	(8.0)%
Gross profit	$2,150	$2,353
Gross profit as a % of revenue(1)	22.7%	22.1%
SG&A	$1,848	$1,890
SG&A as a % of revenue(1)	19.5%	17.8%
Restructuring charges	$(9)	$1
Operating income	$311	$462
Operating income as a % of revenue	3.3%	4.3%
Net earnings	$244	$341
Diluted earnings per share	$1.11	$1.49

(1)Because retailers vary in how they record costs of operating their supply chain between cost of sales and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of sales and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

In the first quarter of fiscal 2024, we generated $9.5 billion in revenue and our comparable sales declined 10.1% as we continued to face macroeconomic pressures, including high inflation and rising interest rates, that have resulted in more cautious customer behavior and softer demand within the consumer electronics industry.

Revenue, gross profit rate, SG&A and operating income rate changes in the first quarter of fiscal 2024 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Income Tax Expense

Income tax expense decreased in the first quarter of fiscal 2024, primarily due to a decrease in pre-tax earnings. Our effective tax rate (“ETR”) decreased to 23.3% in the first quarter of fiscal 2024 compared to 24.4% in the first quarter of fiscal 2023, primarily due to increased tax benefits from certain discrete tax matters, as well as the impact of lower pre-tax earnings, partially offset by decreased tax benefits from stock-based compensation.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended
	April 29, 2023	April 30, 2022
Revenue	$8,801	$9,894
Revenue % change	(11.0)%	(8.7)%
Comparable sales % change(1)	(10.4)%	(8.5)%
Gross profit	$1,992	$2,170
Gross profit as a % of revenue	22.6%	21.9%
SG&A	$1,710	$1,741
SG&A as a % of revenue	19.4%	17.6%
Restructuring charges	$(8)	$-
Operating income	$290	$429
Operating income as a % of revenue	3.3%	4.3%
Selected Online Revenue Data
Total online revenue	$2,688	$3,059
Online revenue as a % of total segment revenue	30.5%	30.9%
Comparable online sales % change(1)	(12.1)%	(14.9)%

(1)Comparable online sales are included in the comparable sales calculation.

The decrease in revenue in the first quarter of fiscal 2024 was primarily driven by comparable sales declines across most of our product categories, particularly computing, appliances, home theater and mobile phones. Online revenue of $2.7 billion in the first quarter fiscal 2024 decreased 12.1% on a comparable basis. These decreases in revenue were primarily due to the reasons described within the Consolidated Results section, above.

Domestic segment stores open at the beginning and end of the first quarters of fiscal 2024 and fiscal 2023 were as follows:

	Fiscal 2024				Fiscal 2023
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Best Buy	925	-	(17)	908	938	-	(7)	931
Outlet Centers	19	1	-	20	16	-	-	16
Pacific Sales	20	-	-	20	21	-	-	21
Yardbird	14	4	-	18	9	-	-	9
Total	978	5	(17)	966	984	-	(7)	977

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to close a total of 20 to 30 Best Buy stores and open approximately 10 Outlet Centers in fiscal 2024.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Computing and Mobile Phones	42%	43%	(13.3)%	(10.5)%
Consumer Electronics	29%	29%	(9.8)%	(9.7)%
Appliances	15%	16%	(15.5)%	2.9%
Entertainment	7%	6%	3.8%	(13.6)%
Services	6%	5%	12.0%	(12.4)%
Other	1%	1%	(12.1)%	26.0%
Total	100%	100%	(10.4)%	(8.5)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 13.3% comparable sales decline was driven primarily by computing, mobile phones and tablets.

•Consumer Electronics: The 9.8% comparable sales decline was driven primarily by home theater.

•Appliances: The 15.5% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 3.8% comparable sales growth was driven primarily by gaming, partially offset by a comparable sales decline in virtual reality.

•Services: The 12.0% comparable sales growth was driven primarily by the cumulative growth in our paid membership base.

Our gross profit rate increased in the first quarter of fiscal 2024, primarily due to improved financial performance from our membership offerings, which included higher services margin rates and reduced costs associated with program changes made to our free membership offering, favorable product margin rates and the profit-sharing revenue from our private label and co-branded credit card arrangement.

Our profit-sharing revenue from our credit card arrangement has been a consistent benefit to our gross profit and operating income rates for the past eight quarters and approximated 1.4% of Domestic revenue in fiscal 2023, an increase of approximately 50 basis points compared to fiscal 2020. This growth has been driven by the increased usage of our credit card, both at and outside of Best Buy, and the favorable credit environment. For the remainder of fiscal 2024, we believe this profit-sharing revenue will have a slightly negative year-over-year impact on revenue and our gross profit and operating income rates.

Our SG&A decreased in the first quarter of fiscal 2024, primarily due to lower store payroll and advertising expense, partially offset by higher incentive compensation and depreciation expense.

The reduction in restructuring charges in the first quarter of fiscal 2024 was primarily related to higher-than-expected employee retention from our fiscal 2023 resource optimization initiative. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Our operating income rate decreased in the first quarter of fiscal 2024, primarily due to decreased leverage from lower sales volume on our fixed expenses and higher incentive compensation expense, which resulted in an unfavorable SG&A rate, partially offset by an increase in gross profit rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended
	April 29, 2023	April 30, 2022
Revenue	$666	$753
Revenue % change	(11.6)%	(5.3)%
Comparable sales % change	(5.5)%	(1.4)%
Gross profit	$158	$183
Gross profit as a % of revenue	23.7%	24.3%
SG&A	$138	$149
SG&A as a % of revenue	20.7%	19.8%
Operating income	$21	$33
Operating income as a % of revenue	3.2%	4.4%

The decrease in revenue in the first quarter of fiscal 2024 was primarily driven by the negative impact of approximately 610 basis points from unfavorable foreign currency exchange rates and a comparable sales decline of 5.5%.

International segment stores open at the beginning and end of the first quarters of fiscal 2024 and fiscal 2023 were as follows:

	Fiscal 2024				Fiscal 2023
	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter	Total Stores at Beginning of First Quarter	Stores Opened	Stores Closed	Total Stores at End of First Quarter
Canada
Best Buy	127	-	-	127	127	-	-	127
Best Buy Mobile	33	-	(1)	32	33	-	-	33
Total	160	-	(1)	159	160	-	-	160

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Computing and Mobile Phones	47%	46%	(3.6)%	(7.9)%
Consumer Electronics	28%	28%	(9.1)%	3.8%
Appliances	9%	9%	(11.7)%	9.4%
Entertainment	9%	8%	12.0%	(7.5)%
Services	5%	7%	(11.2)%	31.4%
Other	2%	2%	(19.0)%	(3.9)%
Total	100%	100%	(5.5)%	(1.4)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 3.6% comparable sales decline was driven primarily by computing, partially offset by comparable sales growth in mobile phones.

•Consumer Electronics: The 9.1% comparable sales decline was driven primarily by home theater.

•Appliances: The 11.7% comparable sales decline was driven by large and small appliances.

•Entertainment: The 12.0% comparable sales growth was driven primarily by gaming, partially offset by a comparable sales decline in virtual reality.

•Services: The 11.2% comparable sales decline was driven primarily by warranty services.

The decrease in our gross profit rate in the first quarter of fiscal 2024 was primarily driven by a lower mix of revenue from the higher margin rate services category.

Our SG&A decreased in the first quarter of fiscal 2024, primarily due to the favorable impact of foreign currency exchange rates and lower store payroll expense, partially offset by higher incentive compensation expense.

Our operating income rate decreased in the first quarter of fiscal 2024, primarily due to decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate, and an unfavorable gross profit rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended
	April 29, 2023	April 30, 2022
Operating income	$311	$462
% of revenue	3.3%	4.3%
Intangible asset amortization(1)	20	22
Restructuring charges(2)	(9)	1
Non-GAAP operating income	$322	$485
% of revenue	3.4%	4.6%

Effective tax rate	23.3%	24.4%
Intangible asset amortization(1)	0.1%	-%
Non-GAAP effective tax rate	23.4%	24.4%

Diluted EPS	$1.11	$1.49
Intangible asset amortization(1)	0.09	0.10
Restructuring charges(2)	(0.04)	-
Income tax impact of non-GAAP adjustments(3)	(0.01)	(0.02)
Non-GAAP diluted EPS	$1.15	$1.57

For additional information regarding the nature of charges discussed below, refer to Note 2, Restructuring, and Note 3, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology assets.

(2)Primarily represents adjustments related to employee termination benefits from higher-than-expected employee retention related to previously planned organizational changes.

(3)The non-GAAP adjustments primarily relate to the U.S. As such, the income tax charge is calculated using the statutory tax rate of 24.5% applied to the non-GAAP adjustments.

Our non-GAAP operating income rate decreased in the first quarter of fiscal 2024, primarily due to our Domestic segment’s unfavorable SG&A rate, partially offset by a higher gross profit rate.

Our non-GAAP effective tax rate decreased in the first quarter of fiscal 2024, primarily due to increased tax benefits from certain discrete tax matters, as well as the impact of lower pre-tax earnings, partially offset by decreased tax benefits from stock-based compensation.

Our non-GAAP diluted EPS decreased in the first quarter of fiscal 2024, primarily due to the decrease in non-GAAP operating income.

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

Cash and cash equivalents were as follows ($ in millions):

	April 29, 2023	January 28, 2023	April 30, 2022
Cash and cash equivalents	$1,030	$1,874	$640

The decrease in cash and cash equivalents from January 28, 2023, was primarily due to the timing and volume of inventory purchases and payments, capital expenditures and dividend payments, partially offset by earnings.

The increase in cash and cash equivalents from April 30, 2022, was primarily due to positive cash flows from operations, primarily driven by earnings, partially offset by capital expenditures, dividend payments and share repurchases.

Cash Flows

Cash flows were as follows ($ in millions):

	Three Months Ended
	April 29, 2023	April 30, 2022
Total cash used in:
Operating activities	$(331)	$(1,384)
Investing activities	(204)	(213)
Financing activities	(281)	(650)
Effect of exchange rate changes on cash	(5)	2
Decrease in cash, cash equivalents and restricted cash	$(821)	$(2,245)

Operating Activities

The decrease in cash used in operating activities in the first quarter of fiscal 2024 was primarily driven by the timing and volume of inventory purchases and payments, and lower incentive compensation payments in the current year as a result of less favorable fiscal 2023 results. These impacts were partially offset by lower earnings in the current-year period.

Investing Activities

Cash used in investing activities in the first quarter of fiscal 2024 remained relatively consistent with the prior year, primarily driven by consistent capital spending for initiatives to support our business. We currently expect capital expenditures to approximate $850 million in fiscal 2024.

Financing Activities

The decrease in cash used in financing activities in the first quarter of fiscal 2024 was primarily driven by lower share repurchases.

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

On April 12, 2023, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into in May 2021 and scheduled to expire in May 2026, but was terminated on April 12, 2023. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2028. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information. There were no borrowings outstanding under the Five-Year Facility Agreement as of April 29, 2023, or the Previous Facility as of January 28, 2023, or April 30, 2022.

Our credit ratings and outlook as of May 31, 2023, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and other self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $402 million, $379 million and $320 million at April 29, 2023, January 28, 2023, and April 30, 2022, respectively. The increases in restricted cash from January 28, 2023, and April 30, 2022, were primarily due to growth in our paid membership base, partially offset by a decrease in restricted cash for other self-insurance liabilities.

Debt and Capital

As of April 29, 2023, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	April 29, 2023	April 30, 2022
Total cost of shares repurchased	$81	$442
Average price per share	$76.15	$97.18
Total number of shares repurchased	1.1	4.5
Regular quarterly cash dividend per share	$0.92	$0.88
Cash dividends declared and paid	$202	$199

The total cost of shares repurchased decreased in the first quarter of fiscal 2024, primarily due to a decrease in the volume of repurchases. Cash dividends declared and paid increased slightly in the first quarter of fiscal 2024, primarily due to an increase in the regular quarterly cash dividend per share, partially offset by fewer shares outstanding.

Between the end of the first quarter of fiscal 2024 on April 29, 2023, and May 31, 2023, we repurchased an incremental 0.3 million shares of our common stock at a cost of $24 million. We currently expect additional share repurchases in fiscal 2024.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained unchanged at 1.0 as of April 29, 2023, January 28, 2023, and April 30, 2022.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months increased to 0.9 as of April 29, 2023, compared to 0.8 as of January 28, 2023, and 0.5 as of April 30, 2022, primarily due to lower net earnings.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of April 29, 2023, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2023. See our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2023.

New Accounting Pronouncements

For a description of applicable new accounting pronouncements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q. We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “appear,” “approximate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “project,” “seek,” “should,” “would,” and other words and terms of similar meaning or the negatives thereof. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, our operating model, new strategies and growth initiatives, the competitive environment, consumer behavior and other events. These statements involve a number of judgments and are subject to certain risks and uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K, and any updated information in subsequent Quarterly Reports on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following:

macroeconomic pressures in the markets in which we operate (including but not limited to the effects of COVID-19, recession, inflation rates, fluctuations in foreign currency exchange rates, limitations on a government’s ability to borrow and/or spend capital, fluctuations in housing prices, energy markets, and jobless rates and effects related to the conflict in Ukraine or other geopolitical events); catastrophic events, health crises and pandemics (including the COVID-19 pandemic); susceptibility of the products we sell to technological advancements, product life cycle fluctuations and; changes in consumer preferences; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers and in the provision of delivery speed and options); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion into health and new products, services and technologies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; inability of vendors or service providers to perform components of our supply chain (impacting our stores or other aspects of our operations) and other various functions of our business; risks arising from and potentially unique to our exclusive brands products; our reliance on our information technology systems, internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including statutes and/or regulations related to tax or privacy); evolving corporate governance and public disclosure regulations and expectations (including, but not limited to, cybersecurity and environmental, social and governance matters) risks arising from our international activities (including those related to the conflict in Ukraine or fluctuations in foreign currency exchange rates) and those of our vendors; failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; failure to meet financial-performance guidance or other forward-looking statements; and general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash, cash equivalents and restricted cash generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for further information regarding our interest rate swaps.

As of April 29, 2023, we had $1.4 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $0.9 billion. As of April 29, 2023, a 50-basis point increase in short-term interest rates would have led to an estimated $5 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $5 million decrease in interest income.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to operations in our International segment. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for additional information regarding these instruments.

In the first quarter of fiscal 2024, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as this foreign currency revenue translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $46 million in the first quarter of fiscal 2024. The impact of foreign exchange rate fluctuations on our net earnings in the first quarter of fiscal 2024 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at April 29, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at April 29, 2023, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended April 29, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For information about our legal proceedings, see Note 10, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

On February 28, 2022, our Board approved a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization. For additional information, see Note 9, Repurchase of Common Stock, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 29, 2023 through February 25, 2023	-	$-	-	$4,125,000,000
February 26, 2023 through April 1, 2023	713,693	$77.01	713,693	$4,070,000,000
April 2, 2023 through April 29, 2023	349,805	$74.40	349,805	$4,044,000,000
Total fiscal 2024 first quarter	1,063,498	$76.15	1,063,498	$4,044,000,000

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020).
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018).
10.1

Five-Year Credit Agreement dated as of April 12, 2023, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on April 13, 2023).

*10.2	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) – Restricted Shares.
*10.3	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) – Restricted Stock Units.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2024, filed with the SEC on June 2, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of April 29, 2023, January 28, 2023, and April 30, 2022, (ii) the Condensed Consolidated Statements of Earnings for the three months ended April 29, 2023, and April 30, 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended April 29, 2023, and April 30, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended April 29, 2023, and April 30, 2022, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 29, 2023, and April 30, 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2024, filed with the SEC on June 2, 2023, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: June 2, 2023	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: June 2, 2023	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: June 2, 2023	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer