Form 10-Q
period 2023-07-29
BEST BUY CO INC
filed 2023-09-01
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

The registrant had 217,638,155 shares of common stock outstanding as of August 30, 2023.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED JULY 29, 2023

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Current assets
Cash and cash equivalents	$1,093	$1,874	$840
Receivables, net	856	1,141	840
Merchandise inventories	5,651	5,140	6,043
Other current assets	704	647	621
Total current assets	8,304	8,802	8,344
Property and equipment, net	2,305	2,352	2,319
Operating lease assets	2,813	2,746	2,796
Goodwill	1,383	1,383	1,385
Other assets	513	520	575
Total assets	$15,318	$15,803	$15,419

Liabilities and equity
Current liabilities
Accounts payable	$5,471	$5,687	$5,406
Unredeemed gift card liabilities	250	274	273
Deferred revenue	996	1,116	1,133
Accrued compensation and related expenses	377	405	374
Accrued liabilities	709	843	820
Current portion of operating lease liabilities	615	638	629
Current portion of long-term debt	15	16	15
Total current liabilities	8,433	8,979	8,650
Long-term operating lease liabilities	2,254	2,164	2,221
Long-term debt	1,145	1,160	1,184
Long-term liabilities	651	705	472
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 217.9 million, 218.1 million and 225.1 million shares, respectively	22	22	22
Additional paid-in capital	-	21	20
Retained earnings	2,491	2,430	2,522
Accumulated other comprehensive income	322	322	328
Total equity	2,835	2,795	2,892
Total liabilities and equity	$15,318	$15,803	$15,419

NOTE: The Consolidated Balance Sheet as of January 28, 2023, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

Three Months Ended			Six Months Ended
July 29, 2023		July 30, 2022	July 29, 2023	July 30, 2022
Revenue	$9,583	$10,329	$19,050	$20,976
Cost of sales	7,363	8,042	14,680	16,336
Gross profit	2,220	2,287	4,370	4,640
Selling, general and administrative expenses	1,879	1,882	3,727	3,772
Restructuring charges	(7)	34	(16)	35
Operating income	348	371	659	833
Other income (expense):
Gain on sale of subsidiary, net	21	-	21	-
Investment income (expense) and other	12	3	33	(2)
Interest expense	(12)	(7)	(24)	(13)
Earnings before income tax expense and equity in income (loss) of affiliates	369	367	689	818
Income tax expense	96	58	171	168
Equity in income (loss) of affiliates	1	(3)	-	(3)
Net earnings	$274	$306	$518	$647

Basic earnings per share	$1.25	$1.36	$2.37	$2.86
Diluted earnings per share	$1.25	$1.35	$2.36	$2.85

Weighted-average common shares outstanding:
Basic	218.6	225.4	218.7	226.1
Diluted	219.0	226.1	219.5	227.2

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net earnings	$274	$306	$518	$647
Foreign currency translation adjustments, net of tax	5	-	-	(1)
Comprehensive income	$279	$306	$518	$646

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Six Months Ended
	July 29, 2023	July 30, 2022
Operating activities
Net earnings	$518	$647
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation and amortization	473	453
Restructuring charges	(16)	35
Stock-based compensation	75	65
Gain on sale of subsidiary, net	(21)	-
Other, net	2	19
Changes in operating assets and liabilities:
Receivables	289	201
Merchandise inventories	(508)	(79)
Other assets	(32)	(13)
Accounts payable	(206)	(1,434)
Income taxes	(148)	42
Other liabilities	(245)	(645)
Total cash provided by (used in) operating activities	181	(709)

Investing activities
Additions to property and equipment	(395)	(441)
Purchases of investments	(2)	(46)
Net proceeds from sale of subsidiary	14	-
Other, net	2	3
Total cash used in investing activities	(381)	(484)

Financing activities
Repurchase of common stock	(158)	(465)
Dividends paid	(402)	(397)
Other, net	-	1
Total cash used in financing activities	(560)	(861)

Effect of exchange rate changes on cash and cash equivalents	(2)	1
Decrease in cash, cash equivalents and restricted cash	(762)	(2,053)
Cash, cash equivalents and restricted cash at beginning of period	2,253	3,205
Cash, cash equivalents and restricted cash at end of period	$1,491	$1,152

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at April 29, 2023	218.5	$22	$-	$2,454	$317	$2,793
Net earnings, three months ended July 29, 2023	-	-	-	274	-	274
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	5	5
Stock-based compensation	-	-	37	-	-	37
Issuance of common stock	0.3	-	6	-	-	6
Common stock dividends, $0.92 per share	-	-	3	(204)	-	(201)
Repurchase of common stock	(0.9)	-	(46)	(33)	-	(79)
Balances at July 29, 2023	217.9	$22	$-	$2,491	$322	$2,835

Balances at January 28, 2023	218.1	$22	$21	$2,430	$322	$2,795
Net earnings, six months ended July 29, 2023	-	-	-	518	-	518
Stock-based compensation	-	-	75	-	-	75
Issuance of common stock	1.8	-	10	-	-	10
Common stock dividends, $1.84 per share	-	-	7	(410)	-	(403)
Repurchase of common stock	(2.0)	-	(113)	(47)	-	(160)
Balances at July 29, 2023	217.9	$22	$-	$2,491	$322	$2,835

Balances at April 30, 2022	224.6	$22	$-	$2,417	$328	$2,767
Net earnings, three months ended July 30, 2022	-	-	-	306	-	306
Stock-based compensation	-	-	26	-	-	26
Issuance of common stock	0.6	-	1	-	-	1
Common stock dividends, $0.88 per share	-	-	3	(201)	-	(198)
Repurchase of common stock	(0.1)	-	(10)	-	-	(10)
Balances at July 30, 2022	225.1	$22	$20	$2,522	$328	$2,892

Balances at January 29, 2022	227.4	$23	$-	$2,668	$329	$3,020
Net earnings, six months ended July 30, 2022	-	-	-	647	-	647
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(1)	(1)
Stock-based compensation	-	-	65	-	-	65
Issuance of common stock	2.3	-	10	-	-	10
Common stock dividends, $1.76 per share	-	-	7	(404)	-	(397)
Repurchase of common stock	(4.6)	(1)	(62)	(389)	-	(452)
Balances at July 30, 2022	225.1	$22	$20	$2,522	$328	$2,892

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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. The first six months of fiscal 2024 and fiscal 2023 included 26 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from July 29, 2023, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

Sale of Subsidiary

In the second quarter of fiscal 2024, we completed the sale of a Mexico subsidiary subsequent to our exit from operations in Mexico and recognized a $21 million gain within Gain on sale of subsidiary, net on our Condensed Consolidated Statements of Earnings for the three and six months ended July 29, 2023.

Adopted Accounting Pronouncements

In the first quarter of fiscal 2024, we adopted Accounting Standards Update 2022-04 (“ASU 2022-04”), Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period and an annual roll-forward of such obligations. Below are the interim disclosures as a result of ASU 2022-04.

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Under this program, the financial institution agrees to terms with our suppliers, including amounts that are eligible for early payment, the timing of such payments and the discounts. The financial institution then pays the supplier based on the payment terms agreed to. Suppliers’ participation in this program is at their own option. The financial institution can vary discounts offered at their own discretion. Our rights and obligations to our suppliers – which are typically formalized in standardized agreements – are not affected by the existence of the program. Our liability associated with the funded participation in the program, which is included in Accounts payable on our Condensed Consolidated Balance Sheets, was $609 million, $386 million and $731 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	July 29, 2023	January 28, 2023	July 30, 2022
Cash and cash equivalents	$1,093	$1,874	$840
Restricted cash included in Other current assets	398	379	312
Total cash, cash equivalents and restricted cash	$1,491	$2,253	$1,152

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

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings as follows ($ in millions):

	July 29, 2023		July 30, 2022		Cumulative Amount
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	As of July 29, 2023
Domestic	$(7)	$(15)	$34	$34	$125
International	-	(1)	-	-	4
Total	$(7)	$(16)	$34	$34	$129

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at January 29, 2022	$-	$-	$-
Charges	34	-	34
Cash payments	(1)	-	(1)
Balances at July 30, 2022	$33	$-	$33

Balances at January 28, 2023	$102	$5	$107
Cash payments	(44)	(2)	(46)
Adjustments(1)	(15)	(1)	(16)
Balances at July 29, 2023	$43	$2	$45

(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances were as follows ($ in millions):

	July 29, 2023		January 28, 2023		July 30, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(67)	$1,450	$(67)	$1,452	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$2,058	$(675)	$2,058	$(675)	$2,060	$(675)

No impairment charges were recorded during the periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	July 29, 2023		January 28, 2023		July 30, 2022		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of July 29, 2023 (in years)
Customer relationships	$360	$264	$360	$236	$360	$208	9.7
Tradenames	108	63	108	56	108	47	5.1
Developed technology	64	57	64	51	64	46	3.3
Total	$532	$384	$532	$343	$532	$301	8.0

Amortization expense was as follows ($ in millions):

		Three Months Ended		Six Months Ended
	Statement of Earnings Location	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Amortization expense	SG&A	$21	$22	$41	$44

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2024	$21
Fiscal 2025	21
Fiscal 2026	21
Fiscal 2027	18
Fiscal 2028	12
Fiscal 2029	10
Thereafter	45

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$104	$280	$1
Time deposits(3)	Cash and cash equivalents	Level 2	117	203	26
Money market funds(2)	Other current assets	Level 1	167	178	125
Time deposits(3)	Other current assets	Level 2	60	-	-
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	47	47	48

(1)Balance sheet location is determined by the length to maturity at date of purchase and whether the assets are restricted for particular use.

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	July 29, 2023		January 28, 2023		July 30, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$991	$1,130	$1,019	$1,143	$1,069	$1,169

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

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	July 29, 2023	January 28, 2023	July 30, 2022
Derivatives designated as net investment hedges	$102	$114	$118
Derivatives designated as interest rate swap contracts	500	500	500
No hedge designation (foreign exchange contracts)	50	56	65
Total	$652	$670	$683

Effects of our derivative instruments on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Six Months Ended
	Statement of Earnings Location	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Interest rate swap contracts	Interest expense	$(10)	$14	$(14)	$(31)
Adjustments to carrying value of long-term debt	Interest expense	10	(14)	14	31
Total		$-	$-	$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 12, 2023, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into in May 2021 and scheduled to expire in May 2026, but was terminated on April 12, 2023. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of July 29, 2023, or the Previous Facility as of January 28, 2023, or July 30, 2022.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	July 29, 2023	January 28, 2023	July 30, 2022
Notes, 4.45%, due October 1, 2028	$500	$500	$500
Notes, 1.95%, due October 1, 2030	650	650	650
Interest rate swap valuation adjustments	(20)	(7)	19
Subtotal	1,130	1,143	1,169
Debt discounts and issuance costs	(9)	(9)	(10)
Finance lease obligations	39	42	40
Total long-term debt	1,160	1,176	1,199
Less current portion	15	16	15
Total long-term debt, less current portion	$1,145	$1,160	$1,184

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

	July 29, 2023	January 28, 2023	July 30, 2022
Receivables, net(1)	$485	$581	$534
Short-term contract liabilities included in:
Unredeemed gift card liabilities	250	274	273
Deferred revenue	996	1,116	1,133
Accrued liabilities	64	66	78
Long-term contract liabilities included in:
Long-term liabilities	254	265	5

(1)Receivables are recorded net of allowances for doubtful accounts of $18 million, $22 million and $21 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively.

During the first six months of fiscal 2024 and fiscal 2023, $1,026 million and $1,089 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2024	$17
Fiscal 2025	31
Fiscal 2026	29
Fiscal 2027	24
Fiscal 2028	24
Fiscal 2029	24
Thereafter	136

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended			Six Months Ended
July 29, 2023		July 30, 2022	July 29, 2023	July 30, 2022
Numerator
Net earnings	$274	$306	$518	$647
Denominator
Weighted-average common shares outstanding	218.6	225.4	218.7	226.1
Dilutive effect of stock compensation plan awards	0.4	0.7	0.8	1.1
Weighted-average common shares outstanding, assuming dilution	219.0	226.1	219.5	227.2

Potential shares which were anti-dilutive and excluded from weighted-average share computations	1.1	2.1	1.3	1.9

Basic earnings per share	$1.25	$1.36	$2.37	$2.86
Diluted earnings per share	$1.25	$1.35	$2.36	$2.85

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding share repurchases was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Total cost of shares repurchased	$69	$10	$150	$452
Average price per share	$76.88	$83.71	$76.48	$96.83
Total number of shares repurchased	0.9	0.1	2.0	4.6

As of July 29, 2023, $4.0 billion of the $5.0 billion share repurchase authorization was available. Between the end of the second quarter of fiscal 2024 on July 29, 2023, and August 30, 2023, we repurchased an incremental 0.3 million shares of our common stock at a cost of $25 million. We currently expect to continue share repurchases throughout fiscal 2024, with the level of repurchases being slightly higher in the second half of the year than the first half of the year.

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

11. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Revenue by reportable segment
Domestic	$8,890	$9,569	$17,691	$19,463
International	693	760	1,359	1,513
Total revenue	$9,583	$10,329	$19,050	$20,976
Revenue by product category
Domestic:
Computing and Mobile Phones	$3,674	$3,964	$7,362	$8,249
Consumer Electronics	2,658	2,845	5,250	5,741
Appliances	1,384	1,657	2,723	3,247
Entertainment	544	508	1,135	1,081
Services	550	516	1,087	1,005
Other	80	79	134	140
Total Domestic revenue	$8,890	$9,569	$17,691	$19,463
International:
Computing and Mobile Phones	$309	$327	$625	$671
Consumer Electronics	194	223	378	436
Appliances	92	104	151	175
Entertainment	50	51	110	108
Services	38	37	74	91
Other	10	18	21	32
Total International revenue	$693	$760	$1,359	$1,513

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income (loss) of affiliates was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Domestic	$329	$343	$619	$772
International	19	28	40	61
Total operating income	348	371	659	833
Other income (expense):
Gain on sale of subsidiary, net	21	-	21	-
Investment income (expense) and other	12	3	33	(2)
Interest expense	(12)	(7)	(24)	(13)
Earnings before income tax expense and equity in income (loss) of affiliates	$369	$367	$689	$818

Assets by reportable segment were as follows ($ in millions):

	July 29, 2023	January 28, 2023	July 30, 2022
Domestic	$14,028	$14,549	$14,272
International	1,290	1,254	1,147
Total assets	$15,318	$15,803	$15,419

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

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores, websites and call centers by measuring the change in net sales for a particular period over the comparable prior period of equivalent length. Comparable sales includes revenue from stores, websites and call centers operating for at least 14 full months. Revenue from online sales is included in comparable sales and represents sales initiated on a website or app, regardless of whether customers choose to pick up product in store, curbside, at an alternative pick-up location or take delivery direct to their homes. Revenue from acquisitions is included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales also includes credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Revenue from stores closed more than 14 days, including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters, is excluded from comparable sales until at least 14 full months after reopening. Comparable sales excludes the impact of revenue from discontinued operations, the impact of profit-share revenue from our services plan portfolio and the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only). All periods presented apply this methodology consistently.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain adjusted or non-GAAP financial measures, such as constant currency, non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets, forecasts and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and intangible asset impairments, price-fixing settlements, gains and losses on sales of subsidiaries and certain investments, intangible asset amortization, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

Business Strategy Update

In the second quarter of fiscal 2024, our teams once again delivered strong execution and showcased their ability to navigate through what continues to be a challenging environment for our industry, while keeping our customers and their experiences as our top priority. We continue to appropriately balance the need to adjust in response to current industry sales trends with the need to invest so we can capitalize on opportunities as our industry moves through this downturn and returns to expected growth.

Our digital sales in the second quarter of fiscal 2024 comprised 31% of our Domestic revenue, consistent with the second quarter of fiscal 2023 and nearly twice as high as the percentage of Domestic revenue in the pre-pandemic second quarter of fiscal 2020. During these same time periods, the percentage of online sales picked up in our stores by our customers was also consistent at just over 40%. Therefore, we are continuing to adapt our omni-channel capabilities to ensure we maintain a leading position in an increasingly digital age and evolving retail landscape.

We believe our portfolio of stores needs to provide customers with differentiated experiences and multichannel fulfillment. At the same time, we need them to become more cost and capital efficient to operate while remaining a great place to work. We are on track to deliver our fiscal 2024 store plans, which include closing 20 to 30 large format stores, implementing 8 large format Experience store remodels and expanding the number of Outlet stores to approximately 25 by the end of fiscal 2024.

We continue to advance our operating model to align with the ongoing evolution of our industry and marketplace trends with two overarching goals in mind – efficiently allocating our labor cost, considering the channel shift from our physical stores to online, and providing our employees flexibility, predictability and opportunities to gain more skills. We are focused on balancing the amount of labor hours necessary to deliver the best experience possible for our customers and other stakeholders. At the same time, we have been investing in tools, training and employee development programs that increase their flexibility within and across stores. As not all roles, and the associated hourly pay, are the same, we are making the strategic tradeoff decisions necessary to give us the ability to flexibly adjust our labor spending appropriately, particularly customer-facing labor.

During the second quarter of fiscal 2024, we continued to build customer relationships through our membership programs. We successfully launched significant changes to our membership program that we expect will give customers more freedom to choose a membership that fits their technology needs, budget and shopping preferences. In addition, we expect the changes to provide more flexibility to evolve our programs in the future, while resulting in a lower cost to serve than our previous paid membership program, which we have already seen in margin favorability.

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

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Revenue	$9,583	$10,329	$19,050	$20,976
Revenue % change	(7.2)%	(12.8)%	(9.2)%	(10.7)%
Comparable sales % change	(6.2)%	(12.1)%	(8.2)%	(10.1)%
Gross profit	$2,220	$2,287	$4,370	$4,640
Gross profit as a % of revenue(1)	23.2%	22.1%	22.9%	22.1%
SG&A	$1,879	$1,882	$3,727	$3,772
SG&A as a % of revenue(1)	19.6%	18.2%	19.6%	18.0%
Restructuring charges	$(7)	$34	$(16)	$35
Operating income	$348	$371	$659	$833
Operating income as a % of revenue	3.6%	3.6%	3.5%	4.0%
Net earnings	$274	$306	$518	$647
Diluted earnings per share	$1.25	$1.35	$2.36	$2.85

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

In the second quarter and first six months of fiscal 2024, we generated $9.6 billion and $19.1 billion in revenue, respectively, and our comparable sales declined 6.2% and 8.2%, respectively, as we continued to operate in a consumer electronics industry that is challenged from the pull-forward of demand in prior years, increased spending outside the home in areas such as travel and entertainment, and various macroeconomic pressures, including high inflation and rising interest rates.

Revenue, gross profit rate, SG&A and operating income rate changes in the second quarter and first six months of fiscal 2024 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Income Tax Expense

Income tax expense increased in the second quarter of fiscal 2024 primarily due to the prior year resolution of certain discrete tax matters. Our effective tax rate (“ETR”) increased to 26.1% in the second quarter of fiscal 2024 compared to 15.6% in the second quarter of fiscal 2023, primarily due to the prior year resolution of certain discrete tax matters.

Income tax expense was relatively unchanged in the first six months of fiscal 2024, primarily due to the prior year resolution of certain discrete tax matters offset by a decrease in pre-tax earnings. Our ETR increased to 24.8% in the first six months of fiscal 2024 compared to 20.5% in the first six months of fiscal 2023, primarily due to the prior year resolution of certain discrete tax matters and decreased tax benefits from stock-based compensation, partially offset by the impact of lower pre-tax earnings.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Revenue	$8,890	$9,569	$17,691	$19,463
Revenue % change	(7.1)%	(13.1)%	(9.1)%	(10.9)%
Comparable sales % change(1)	(6.3)%	(12.7)%	(8.4)%	(10.6)%
Gross profit	$2,052	$2,109	$4,044	$4,279
Gross profit as a % of revenue	23.1%	22.0%	22.9%	22.0%
SG&A	$1,730	$1,732	$3,440	$3,473
SG&A as a % of revenue	19.5%	18.1%	19.4%	17.8%
Restructuring charges	$(7)	$34	$(15)	$34
Operating income	$329	$343	$619	$772
Operating income as a % of revenue	3.7%	3.6%	3.5%	4.0%
Selected Online Revenue Data
Total online revenue	$2,763	$2,975	$5,451	$6,034
Online revenue as a % of total segment revenue	31.1%	31.0%	30.8%	31.0%
Comparable online sales % change(1)	(7.1)%	(14.7)%	(9.7)%	(14.8)%

(1)Comparable online sales are included in the comparable sales calculation.

The decrease in revenue in the second quarter and first six months of fiscal 2024 was primarily driven by comparable sales declines in appliances, home theater, computing and mobile phones, partially offset by comparable sales growth in gaming. Online revenue of $2.8 billion and $5.5 billion in the second quarter and first six months of fiscal 2024 decreased 7.1% and 9.7% on a comparable basis, respectively. These decreases in revenue were primarily due to the reasons described above and within the Consolidated Results section, above.

Domestic segment stores open at the beginning and end of the second quarters of fiscal 2024 and fiscal 2023 were as follows:

	Fiscal 2024				Fiscal 2023
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Best Buy	908	-	(1)	907	931	1	(2)	930
Outlet Centers	20	1	(1)	20	16	2	-	18
Pacific Sales	20	-	-	20	21	-	-	21
Yardbird	18	4	-	22	9	4	-	13
Total	966	5	(2)	969	977	7	(2)	982

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to close a total of 20 to 30 Best Buy stores and open approximately 5 Outlet Centers in fiscal 2024.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Computing and Mobile Phones	41%	42%	(6.4)%	(16.6)%
Consumer Electronics	30%	30%	(5.7)%	(14.7)%
Appliances	16%	17%	(16.1)%	(1.2)%
Entertainment	6%	5%	9.0%	(9.2)%
Services	6%	5%	7.6%	(8.5)%
Other	1%	1%	2.4%	15.6
Total	100%	100%	(6.3)%	(12.7)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 6.4% comparable sales decline was driven primarily by computing, mobile phones and tablets.

•Consumer Electronics: The 5.7% comparable sales decline was driven primarily by home theater, partially offset by comparable sales growth in headphones and portable speakers.

•Appliances: The 16.1% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 9.0% comparable sales growth was driven primarily by gaming, partially offset by comparable sales declines in virtual reality and drones.

•Services: The 7.6% comparable sales growth was driven primarily by the cumulative growth in our paid membership base.

Our gross profit rate increased in the second quarter of fiscal 2024, primarily due to favorable product margin rates, improved financial performance from our membership offerings, which included higher services margin rates and reduced costs associated with program changes made to our free membership offering, and an improved gross profit rate from our Health initiatives.

Our gross profit rate increased in the first six months of fiscal 2024, primarily due to improved financial performance from our membership offerings, which included higher services margin rates and reduced costs associated with program changes made to our free membership offering, favorable product margin rates, the profit-sharing revenue from our private label and co-branded credit card arrangement and an improved gross profit rate from our Health initiatives.

Our profit-sharing revenue from our credit card arrangement has been a consistent benefit to our gross profit and operating income rates for the past nine quarters and approximated 1.4% of Domestic revenue in fiscal 2023, an increase of approximately 50 basis points compared to fiscal 2020. This growth has been driven by the increased usage of our credit card, both at and outside of Best Buy, and the favorable credit environment. For fiscal 2024, we expect this profit-sharing revenue to have a relatively neutral impact to our annual gross profit rate compared to last year, as the benefit from the first half of the year is expected to turn to a slight pressure in the second half of the year.

Our SG&A in the second quarter of fiscal 2024 was approximately flat to last year, as higher incentive compensation was primarily offset by lower store payroll expense.

Our SG&A in the first six months of fiscal 2024 decreased primarily due to lower store payroll expense, partially offset by higher incentive compensation expense.

The reduction in restructuring charges in the second quarter and first six months of fiscal 2024 was primarily related to higher-than-expected employee retention from our fiscal 2023 resource optimization initiative. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Our operating income rate increased in the second quarter of fiscal 2024, due to an increase in gross profit rate and lower restructuring charges, partially offset by an unfavorable SG&A rate.

Our operating income rate decreased in the six months of fiscal 2024, primarily due to decreased leverage from lower sales volume on our fixed expenses and higher incentive compensation expense, which resulted in an unfavorable SG&A rate, partially offset by favorability in gross profit rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Revenue	$693	$760	$1,359	$1,513
Revenue % change	(8.8)%	(9.3)%	(10.2)%	(7.4)%
Comparable sales % change	(5.4)%	(4.2)%	(5.5)%	(2.8)%
Gross profit	$168	$178	$326	$361
Gross profit as a % of revenue	24.2%	23.4%	24.0%	23.9%
SG&A	$149	$150	$287	$299
SG&A as a % of revenue	21.5%	19.7%	21.1%	19.8%
Restructuring charges	$-	$-	$(1)	$1
Operating income	$19	$28	$40	$61
Operating income as a % of revenue	2.7%	3.7%	2.9%	4.0%

The decreases in revenue in the second quarter and first six months of fiscal 2024 were primarily driven by comparable sales declines of 5.4% and 5.5%, respectively, and the negative impact from unfavorable foreign currency exchange rates.

International segment stores open at the beginning and end of the second quarters of fiscal 2024 and fiscal 2023 were as follows:

	Fiscal 2024				Fiscal 2023
	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter	Total Stores at Beginning of Second Quarter	Stores Opened	Stores Closed	Total Stores at End of Second Quarter
Canada
Best Buy	127	1	-	128	127	-	-	127
Best Buy Mobile	32	-	-	32	33	-	-	33
Total	159	1	-	160	160	-	-	160

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Computing and Mobile Phones	45%	43%	(2.4)%	(7.6)%
Consumer Electronics	28%	29%	(10.4)%	(4.8)%
Appliances	13%	14%	(6.1)%	6.8%
Entertainment	7%	7%	2.5%	(5.8)%
Services	5%	5%	4.6%	(0.4)%
Other	2%	2%	(38.1)%	12.6%
Total	100%	100%	(5.4)%	(4.2)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 2.4% comparable sales decline was driven primarily by computing and tablets, partially offset by comparable sales growth in mobile phones.

•Consumer Electronics: The 10.4% comparable sales decline was driven primarily by home theater.

•Appliances: The 6.1% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 2.5% comparable sales growth was driven primarily by gaming and drones, partially offset by a comparable sales decline in virtual reality.

•Services: The 4.6% comparable sales growth was driven primarily by the cumulative growth in our paid membership base and warranty services.

The increase in our gross profit rate in the second quarter of fiscal 2024 was primarily driven by a higher mix of revenue from the higher margin rate services category. The increase in our gross profit rate in the first six months of fiscal 2024 was primarily driven by improved product margin rates.

Our SG&A decreased in the second quarter and first six months of fiscal 2024, primarily due to the favorable impact of foreign currency exchange rates and lower store payroll expense, partially offset by higher incentive compensation expense.

Our operating income rates decreased in the second quarter and first six months of fiscal 2024, primarily due to decreased leverage from lower sales volume on our fixed expenses, which resulted in unfavorable SG&A rates, partially offset by favorability in gross profit rates.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating income	$348	$371	$659	$833
% of revenue	3.6%	3.6%	3.5%	4.0%
Intangible asset amortization(1)	21	22	41	44
Restructuring charges(2)	(7)	34	(16)	35
Non-GAAP operating income	$362	$427	$684	$912
% of revenue	3.8%	4.1%	3.6%	4.3%

Effective tax rate	26.1%	15.6%	24.8%	20.5%
Intangible asset amortization(1)	(0.4)%	0.4%	0.4%	0.2%
Restructuring charges(2)	0.4%	0.7%	(0.1)%	0.1%
Loss on investments	0.5%	-%	-%	-%
Non-GAAP effective tax rate	26.6%	16.7%	25.1%	20.8%

Diluted EPS	$1.25	$1.35	$2.36	$2.85
Intangible asset amortization(1)	0.10	0.10	0.18	0.19
Restructuring charges(2)	(0.03)	0.15	(0.07)	0.15
Loss on investments	-	-	0.02	-
Gain on sale of subsidiary, net(3)	(0.10)	-	(0.10)	-
Income tax impact of non-GAAP adjustments(4)	-	(0.06)	(0.02)	(0.08)
Non-GAAP diluted EPS	$1.22	$1.54	$2.37	$3.11

For additional information regarding the nature of charges discussed below, refer to Note 1, Basis of Presentation, Note 2, Restructuring, and Note 3, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology assets.

(2)Represents charges related to employee termination benefits and subsequent adjustments from higher-than-expected employee retention related to previously planned organizational changes.

(3)Represents the gain on sale of a Mexico subsidiary subsequent to our exit from operations in Mexico.

(4)The non-GAAP adjustments primarily relate to the U.S. and Mexico. As such, the forecasted annual income tax charge on the U.S. non-GAAP adjustments is calculated using the statutory tax rate of 24.5%. There is no forecasted annual income tax benefit for Mexico non-GAAP items, as there is no forecasted annual tax expense on the income in the calculation of GAAP income tax expense.

Our non-GAAP operating income rates decreased in the second quarter and first six months of fiscal 2024, primarily due to unfavorable SG&A rates, partially offset by favorable gross profit rates.

Our non-GAAP effective tax rate increased in the second quarter of fiscal 2024, primarily due to the prior year resolution of certain discrete tax matters. Our non-GAAP effective tax rate increased in the first six months of fiscal 2024, primarily due to the prior year resolution of certain discrete tax matters and decreased tax benefits from stock-based compensation, partially offset by the impact of lower pre-tax earnings.

Our non-GAAP diluted EPS decreased in the second quarter and first six months of fiscal 2024, primarily due to the decreases in non-GAAP operating income.

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

Cash and cash equivalents were as follows ($ in millions):

	July 29, 2023	January 28, 2023	July 30, 2022
Cash and cash equivalents	$1,093	$1,874	$840

The decrease in cash and cash equivalents from January 28, 2023, was primarily due to the timing and volume of inventory purchases and payments, dividend payments and capital expenditures, partially offset by earnings.

The increase in cash and cash equivalents from July 30, 2022, was primarily due to positive cash flows from operations, primarily driven by earnings and the timing and volume of inventory purchases and payments, partially offset by capital expenditures, dividend payments and share repurchases.

Cash Flows

Cash flows were as follows ($ in millions):

	Six Months Ended
	July 29, 2023	July 30, 2022
Total cash provided by (used in):
Operating activities	$181	$(709)
Investing activities	(381)	(484)
Financing activities	(560)	(861)
Effect of exchange rate changes on cash and cash equivalents	(2)	1
Decrease in cash, cash equivalents and restricted cash	$(762)	$(2,053)

Operating Activities

The increase in cash provided by operating activities in the first six months of fiscal 2024 was primarily driven by the timing and volume of inventory purchases and payments, and lower incentive compensation payments in the current year as a result of less favorable fiscal 2023 results. These impacts were partially offset by higher tax payments in the current year, a decrease in deferred revenue and lower earnings in the current-year period.

Investing Activities

Cash used in investing activities in the first six months of fiscal 2024 decreased, primarily driven by lower capital spending for initiatives to support our business and a decrease in purchases of investments. We currently expect capital expenditures to approximate $850 million in fiscal 2024.

Financing Activities

The decrease in cash used in financing activities in the first six months of fiscal 2024 was primarily driven by lower share repurchases.

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

On April 12, 2023, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into in May 2021 and scheduled to expire in May 2026, but was terminated on April 12, 2023. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of July 29, 2023, or the Previous Facility as of January 28, 2023, or July 30, 2022.

Our credit ratings and outlook as of August 30, 2023, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and other self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $398 million, $379 million and $312 million at July 29, 2023, January 28, 2023, and July 30, 2022, respectively. The increases in restricted cash from January 28, 2023, and July 30, 2022, were primarily due to growth in our paid membership base.

Debt and Capital

As of July 29, 2023, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Total cost of shares repurchased	$69	$10	$150	$452
Average price per share	$76.88	$83.71	$76.48	$96.83
Total number of shares repurchased	0.9	0.1	2.0	4.6
Regular quarterly cash dividend per share	$0.92	$0.88	$1.84	$1.76
Cash dividends declared and paid	$200	$198	$402	$397

The total cost of shares repurchased increased in the second quarter of fiscal 2024, primarily due to an increase in the volume of repurchases. The total cost of shares repurchased decreased in the first six months of fiscal 2024 due to decreases in the volume of repurchases and the average price per share. Cash dividends declared and paid increased in the second quarter and first six months of fiscal 2024, primarily due to an increase in the regular quarterly cash dividend per share, partially offset by fewer shares outstanding.

Between the end of the second quarter of fiscal 2024 on July 29, 2023, and August 30, 2023, we repurchased an incremental 0.3 million shares of our common stock at a cost of $25 million. We currently expect to continue share repurchases throughout fiscal 2024, with the level of repurchases being slightly higher in the second half of the year compared to the first half of the year.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained unchanged at 1.0 as of July 29, 2023, January 28, 2023, and July 30, 2022.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months increased to 0.9 as of July 29, 2023, compared to 0.8 as of January 28, 2023, and 0.7 as of July 30, 2022, primarily due to lower net earnings.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of July 29, 2023, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “appear,” “approximate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “project,” “seek,” “should,” “would,” and other words and terms of similar meaning or the negatives thereof. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, our operating model, new strategies and growth initiatives, the competitive environment, consumer behavior and other events. These statements involve a number of judgments and are subject to certain risks and uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K, and any updated information in subsequent Quarterly Reports on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macroeconomic pressures in the markets in which we operate (including but not limited to recession, inflation rates, fluctuations in foreign currency exchange rates, limitations on a government’s ability to borrow and/or spend capital, fluctuations in housing prices, energy markets, and jobless rates and effects related to the conflict in Ukraine or other geopolitical events); catastrophic events, health crises and pandemics; susceptibility of the products we sell to technological advancements, product life cycle fluctuations and; changes in consumer preferences; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers and in the provision of delivery speed and options); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion into health and new products, services and technologies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; inability of vendors or service providers to perform components of our supply chain (impacting our stores or other aspects of our operations) and other various functions of our business; risks arising from and potentially unique to our exclusive brands products; our reliance on our information technology systems, internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including statutes and/or regulations related to tax or privacy); evolving corporate governance and public disclosure regulations and expectations (including, but not limited to, cybersecurity and environmental, social and governance matters) risks arising from our international activities (including those related to the conflict in Ukraine or fluctuations in foreign currency exchange rates) and those of our vendors; failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; failure to meet financial-performance guidance or other forward-looking statements; and general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

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

As of July 29, 2023, we had $1.5 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $1.0 billion. As of July 29, 2023, a 50-basis point increase in short-term interest rates would have led to an estimated $5 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $5 million decrease in interest income.

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

In the second quarter and first six months of fiscal 2024, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as this foreign currency revenue translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $26 million and $72 million in the second quarter and first six months of fiscal 2024, respectively. The impact of foreign exchange rate fluctuations on our net earnings in the second quarter and first six months of fiscal 2024 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at July 29, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at July 29, 2023, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended July 29, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.Legal Proceedings

For information about our legal proceedings, see Note 10, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

c) Stock Repurchases

On February 28, 2022, our Board approved a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization. For additional information, see Note 9, Repurchase of Common Stock, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 30, 2023 through May 27, 2023	306,921	$72.00	306,921	$4,021,000,000
May 28, 2023 through July 1, 2023	334,957	$77.22	334,957	$3,996,000,000
July 2, 2023 through July 29, 2023	254,399	$82.30	254,399	$3,975,000,000
Total fiscal 2024 second quarter	896,277	$76.88	896,277	$3,975,000,000

Item 5.Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended July 29, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2024, filed with the SEC on September 1, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of July 29, 2023, January 28, 2023, and July 30, 2022, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended July 29, 2023, and July 30, 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended July 29, 2023, and July 30, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended July 29, 2023, and July 30, 2022, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended July 29, 2023, and July 30, 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2024, filed with the SEC on September 1, 2023, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: September 1, 2023	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: September 1, 2023	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: September 1, 2023	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer