Form 10-Q
period 2023-10-28
BEST BUY CO INC
filed 2023-12-01
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

The registrant had 215,395,970 shares of common stock outstanding as of November 29, 2023.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED OCTOBER 28, 2023

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Current assets
Cash and cash equivalents	$636	$1,874	$932
Receivables, net	901	1,141	1,050
Merchandise inventories	7,562	5,140	7,294
Other current assets	766	647	646
Total current assets	9,865	8,802	9,922
Property and equipment, net	2,313	2,352	2,373
Operating lease assets	2,827	2,746	2,799
Goodwill	1,383	1,383	1,383
Other assets	494	520	544
Total assets	$16,882	$15,803	$17,021

Liabilities and equity
Current liabilities
Accounts payable	$7,133	$5,687	$7,056
Unredeemed gift card liabilities	245	274	273
Deferred revenue	934	1,116	1,080
Accrued compensation and related expenses	309	405	363
Accrued liabilities	760	843	744
Current portion of operating lease liabilities	614	638	638
Current portion of long-term debt	15	16	16
Total current liabilities	10,010	8,979	10,170
Long-term operating lease liabilities	2,270	2,164	2,216
Long-term debt	1,130	1,160	1,142
Long-term liabilities	660	705	500
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 216.3 million, 218.1 million and 225.2 million shares, respectively	22	22	22
Additional paid-in capital	-	21	61
Retained earnings	2,482	2,430	2,597
Accumulated other comprehensive income	308	322	313
Total equity	2,812	2,795	2,993
Total liabilities and equity	$16,882	$15,803	$17,021

NOTE: The Consolidated Balance Sheet as of January 28, 2023, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

Three Months Ended			Nine Months Ended
October 28, 2023		October 29, 2022	October 28, 2023	October 29, 2022
Revenue	$9,756	$10,587	$28,806	$31,563
Cost of sales	7,524	8,255	22,204	24,591
Gross profit	2,232	2,332	6,602	6,972
Selling, general and administrative expenses	1,878	1,941	5,605	5,713
Restructuring charges	-	26	(16)	61
Operating income	354	365	1,013	1,198
Other income (expense):
Gain on sale of subsidiary, net	-	-	21	-
Investment income and other	8	4	41	2
Interest expense	(14)	(10)	(38)	(23)
Earnings before income tax expense and equity in income (loss) of affiliates	348	359	1,037	1,177
Income tax expense	86	84	257	252
Equity in income (loss) of affiliates	1	2	1	(1)
Net earnings	$263	$277	$781	$924

Basic earnings per share	$1.21	$1.23	$3.58	$4.09
Diluted earnings per share	$1.21	$1.22	$3.57	$4.07

Weighted-average common shares outstanding:
Basic	217.8	225.5	218.4	225.9
Diluted	218.3	226.2	219.1	226.9

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net earnings	$263	$277	$781	$924
Foreign currency translation adjustments, net of tax	(14)	(15)	(14)	(16)
Comprehensive income	$249	$262	$767	$908

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Nine Months Ended
	October 28, 2023	October 29, 2022
Operating activities
Net earnings	$781	$924
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation and amortization	702	679
Restructuring charges	(16)	61
Stock-based compensation	110	98
Gain on sale of subsidiary, net	(21)	-
Other, net	7	19
Changes in operating assets and liabilities:
Receivables	240	(14)
Merchandise inventories	(2,444)	(1,365)
Other assets	(17)	(1)
Accounts payable	1,468	224
Income taxes	(200)	28
Other liabilities	(320)	(761)
Total cash provided by (used in) operating activities	290	(108)

Investing activities
Additions to property and equipment	(612)	(696)
Purchases of investments	(7)	(46)
Net proceeds from sale of subsidiary	14	-
Other, net	5	6
Total cash used in investing activities	(600)	(736)

Financing activities
Repurchase of common stock	(270)	(465)
Dividends paid	(603)	(595)
Other, net	1	2
Total cash used in financing activities	(872)	(1,058)

Effect of exchange rate changes on cash and cash equivalents	(12)	(10)
Decrease in cash, cash equivalents and restricted cash	(1,194)	(1,912)
Cash, cash equivalents and restricted cash at beginning of period	2,253	3,205
Cash, cash equivalents and restricted cash at end of period	$1,059	$1,293

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at July 29, 2023	217.9	$22	$-	$2,491	$322	$2,835
Net earnings, three months ended October 28, 2023	-	-	-	263	-	263
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(14)	(14)
Stock-based compensation	-	-	35	-	-	35
Issuance of common stock	0.1	-	7	-	-	7
Common stock dividends, $0.92 per share	-	-	4	(204)	-	(200)
Repurchase of common stock	(1.7)	-	(46)	(68)	-	(114)
Balances at October 28, 2023	216.3	$22	$-	$2,482	$308	$2,812

Balances at January 28, 2023	218.1	$22	$21	$2,430	$322	$2,795
Net earnings, nine months ended October 28, 2023	-	-	-	781	-	781
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(14)	(14)
Stock-based compensation	-	-	110	-	-	110
Issuance of common stock	1.9	-	17	-	-	17
Common stock dividends, $2.76 per share	-	-	11	(614)	-	(603)
Repurchase of common stock	(3.7)	-	(159)	(115)	-	(274)
Balances at October 28, 2023	216.3	$22	$-	$2,482	$308	$2,812

Balances at July 30, 2022	225.1	$22	$20	$2,522	$328	$2,892
Net earnings, three months ended October 29, 2022	-	-	-	277	-	277
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(15)	(15)
Stock-based compensation	-	-	33	-	-	33
Issuance of common stock	0.1	-	5	-	-	5
Common stock dividends, $0.88 per share	-	-	3	(202)	-	(199)
Balances at October 29, 2022	225.2	$22	$61	$2,597	$313	$2,993

Balances at January 29, 2022	227.4	$23	$-	$2,668	$329	$3,020
Net earnings, nine months ended October 29, 2022	-	-	-	924	-	924
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(16)	(16)
Stock-based compensation	-	-	98	-	-	98
Issuance of common stock	2.4	-	15	-	-	15
Common stock dividends, $2.64 per share	-	-	10	(606)	-	(596)
Repurchase of common stock	(4.6)	(1)	(62)	(389)	-	(452)
Balances at October 29, 2022	225.2	$22	$61	$2,597	$313	$2,993

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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. The first nine months of fiscal 2024 and fiscal 2023 included 39 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from October 28, 2023, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

Sale of Subsidiary

In the second quarter of fiscal 2024, we completed the sale of a Mexico subsidiary subsequent to our exit from operations in Mexico and recognized a $21 million gain within Gain on sale of subsidiary, net on our Condensed Consolidated Statements of Earnings for the nine months ended October 28, 2023.

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

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Under this program, the financial institution agrees to terms with our suppliers, including amounts that are eligible for early payment, the timing of such payments and the discounts. The financial institution then pays the supplier based on the payment terms agreed to. Suppliers’ participation in this program is at their own option. The financial institution can vary discounts offered at their own discretion. Our rights and obligations to our suppliers – which are typically formalized in standardized agreements – are not affected by the existence of the program. Our liability associated with the funded participation in the program, which is included in Accounts payable on our Condensed Consolidated Balance Sheets, was $680 million, $386 million and $713 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	October 28, 2023	January 28, 2023	October 29, 2022
Cash and cash equivalents	$636	$1,874	$932
Restricted cash included in Other current assets	423	379	361
Total cash, cash equivalents and restricted cash	$1,059	$2,253	$1,293

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

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings as follows ($ in millions):

	Three Months Ended		Nine Months Ended		Cumulative Amount
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022	As of October 28, 2023
Domestic	$1	$25	$(14)	$59	$126
International	(1)	-	(2)	-	3
Total	$-	$25	$(16)	$59	$129

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at January 29, 2022	$-	$-	$-
Charges	62	-	62
Cash payments	(28)	-	(28)
Adjustments(1)	(3)	-	(3)
Balances at October 29, 2022	$31	$-	$31

Balances at January 28, 2023	$102	$5	$107
Cash payments	(64)	(3)	(67)
Adjustments(1)	(14)	(2)	(16)
Balances at October 28, 2023	$24	$-	$24

(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances were as follows ($ in millions):

	October 28, 2023		January 28, 2023		October 29, 2022
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(67)	$1,450	$(67)	$1,450	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$2,058	$(675)	$2,058	$(675)	$2,058	$(675)

No impairment charges were recorded during the periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	October 28, 2023		January 28, 2023		October 29, 2022		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of October 28, 2023 (in years)
Customer relationships	$360	$274	$360	$236	$360	$222	10.3
Tradenames	108	66	108	56	108	52	5.0
Developed technology	64	59	64	51	64	48	4.0
Total	$532	$399	$532	$343	$532	$322	8.4

Amortization expense was as follows ($ in millions):

		Three Months Ended		Nine Months Ended
	Statement of Earnings Location	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Amortization expense	SG&A	$15	$21	$56	$65

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2024	$6
Fiscal 2025	21
Fiscal 2026	21
Fiscal 2027	18
Fiscal 2028	12
Fiscal 2029	10
Thereafter	45

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$3	$280	$76
Time deposits(3)	Cash and cash equivalents	Level 2	26	203	25
Money market funds(2)	Other current assets	Level 1	170	178	176
Time deposits(3)	Other current assets	Level 2	81	-	-
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	44	47	44

Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	36	7	27

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

Fair Value of Financial Instruments

The fair values of cash, certain restricted cash, receivables, accounts payable and other payables approximated their carrying values because of the short-term nature of these instruments. If these instruments were measured at fair value in the financial statements, they would be classified as Level 1 in the fair value hierarchy. Fair values for other investments held at cost are not readily available, but we estimate that the carrying values for these investments approximate their fair values.

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	October 28, 2023		January 28, 2023		October 29, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$931	$1,114	$1,019	$1,143	$925	$1,123

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

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Condensed Consolidated Balance Sheets at fair value. When significant, the gross fair values of our outstanding derivative instruments and corresponding fair value classifications are included in Note 4, Fair Value Measurements.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	October 28, 2023	January 28, 2023	October 29, 2022
Derivatives designated as net investment hedges	$102	$114	$118
Derivatives designated as interest rate swap contracts	500	500	500
No hedge designation (foreign exchange contracts)	93	56	112
Total	$695	$670	$730

Effects of our derivative instruments on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
	Statement of Earnings Location	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest rate swap contracts	Interest expense	$(15)	$(45)	$(29)	$(76)
Adjustments to carrying value of long-term debt	Interest expense	15	45	29	76
Total		$-	$-	$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 12, 2023, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into in May 2021 and scheduled to expire in May 2026, but was terminated on April 12, 2023. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of October 28, 2023, or the Previous Facility as of January 28, 2023, or October 29, 2022.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	October 28, 2023	January 28, 2023	October 29, 2022
Notes, 4.45%, due October 1, 2028	$500	$500	$500
Notes, 1.95%, due October 1, 2030	650	650	650
Interest rate swap valuation adjustments	(36)	(7)	(27)
Subtotal	1,114	1,143	1,123
Debt discounts and issuance costs	(8)	(9)	(9)
Finance lease obligations	39	42	44
Total long-term debt	1,145	1,176	1,158
Less current portion	15	16	16
Total long-term debt, less current portion	$1,130	$1,160	$1,142

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

	October 28, 2023	January 28, 2023	October 29, 2022
Receivables, net(1)	$555	$581	$654
Short-term contract liabilities included in:
Unredeemed gift card liabilities	245	274	273
Deferred revenue	934	1,116	1,080
Accrued liabilities	59	66	77
Long-term contract liabilities included in:
Long-term liabilities	250	265	5

(1)Receivables are recorded net of allowances for doubtful accounts of $19 million, $22 million and $20 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively.

During the first nine months of fiscal 2024 and fiscal 2023, $1,192 million and $1,251 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2024	$10
Fiscal 2025	31
Fiscal 2026	30
Fiscal 2027	24
Fiscal 2028	24
Fiscal 2029	24
Thereafter	136

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended			Nine Months Ended
October 28, 2023		October 29, 2022	October 28, 2023	October 29, 2022
Numerator
Net earnings	$263	$277	$781	$924
Denominator
Weighted-average common shares outstanding	217.8	225.5	218.4	225.9
Dilutive effect of stock compensation plan awards	0.5	0.7	0.7	1.0
Weighted-average common shares outstanding, assuming dilution	218.3	226.2	219.1	226.9

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.3	2.3	0.4	2.3

Basic earnings per share	$1.21	$1.23	$3.58	$4.09
Diluted earnings per share	$1.21	$1.22	$3.57	$4.07

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding share repurchases was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Total cost of shares repurchased	$128	$-	$278	$452
Average price per share	$71.61	$-	$74.16	$96.83
Total number of shares repurchased	1.8	-	3.7	4.6

As of October 28, 2023, $3.8 billion of the $5.0 billion share repurchase authorization was available. Between the end of the third quarter of fiscal 2024 on October 28, 2023, and November 29, 2023, we repurchased an incremental 1.0 million shares of our common stock at a cost of $63 million. We currently expect total share repurchases of approximately $350 million in fiscal 2024.

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

11. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue by reportable segment
Domestic	$8,996	$9,800	$26,687	$29,263
International	760	787	2,119	2,300
Total revenue	$9,756	$10,587	$28,806	$31,563
Revenue by product category
Domestic:
Computing and Mobile Phones	$3,938	$4,337	$11,300	$12,586
Consumer Electronics	2,589	2,889	7,839	8,630
Appliances	1,238	1,469	3,961	4,717
Entertainment	594	500	1,729	1,581
Services	563	533	1,650	1,538
Other	74	72	208	211
Total Domestic revenue	$8,996	$9,800	$26,687	$29,263
International:
Computing and Mobile Phones	$378	$389	$1,003	$1,060
Consumer Electronics	200	220	578	657
Appliances	74	74	225	249
Entertainment	54	46	164	154
Services	45	43	119	134
Other	9	15	30	46
Total International revenue	$760	$787	$2,119	$2,300

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income (loss) of affiliates was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Domestic	$336	$332	$955	$1,104
International	18	33	58	94
Total operating income	354	365	1,013	1,198
Other income (expense):
Gain on sale of subsidiary, net	-	-	21	-
Investment income and other	8	4	41	2
Interest expense	(14)	(10)	(38)	(23)
Earnings before income tax expense and equity in income (loss) of affiliates	$348	$359	$1,037	$1,177

Assets by reportable segment were as follows ($ in millions):

	October 28, 2023	January 28, 2023	October 29, 2022
Domestic	$15,395	$14,549	$15,695
International	1,487	1,254	1,326
Total assets	$16,882	$15,803	$17,021

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

Business Strategy Update

In the third quarter of fiscal 2024, our teams once again delivered strong execution and showcased their ability to navigate through what continues to be a challenging environment for our industry, while keeping our customers and their experiences as our top priority. We continue to balance the need to adjust in response to current industry sales trends with the need to invest in our business so that we can capitalize on opportunities as our industry moves through this downturn and returns to expected growth.

Our digital sales in the third quarter of fiscal 2024 comprised 31% of our Domestic revenue, consistent with the third quarter of fiscal 2023 and nearly twice as high as the pre-pandemic third quarter of fiscal 2020. During these same time periods, the percentage of online sales picked up in our stores by our customers was also consistent at just over 40%. Therefore, we are continuing to adapt our omnichannel capabilities to ensure we maintain a leading position in an increasingly digital age and evolving retail landscape.

We believe our portfolio of stores needs to provide customers with differentiated experiences and multichannel fulfillment. At the same time, our stores need to be cost and capital efficient to operate while remaining a great place to work. We are on track to deliver our fiscal 2024 store plans, which include closing 20 to 30 large format stores and implementing 8 large format Experience store remodels. We also plan to expand the number of Outlet stores to 23 by the end of fiscal 2024.

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

During the third quarter of fiscal 2024, we continued to grow our membership base and ended the quarter with a total of 6.6 million paid members. Earlier this year, we successfully launched significant changes to our membership program that we expect will give customers more freedom to choose a membership that fits their technology needs, budget and shopping preferences. In addition, we expect the changes to provide more flexibility to evolve our programs in the future, while resulting in a lower cost to serve than our previous paid membership program, which we have already seen in margin favorability.

For the remainder of fiscal 2024, we expect macroeconomic headwinds to result in continued pressure, causing sales in the consumer electronics industry to decline again this year. In particular, our customers are facing economic challenges from the dual pressures of high inflation and heightened interest rates, and it is difficult to predict how such factors will impact us in the near term. However, we expect several factors to drive the eventual return of industry growth over time, including the natural upgrade and replacement cycles for the technology bought earlier in the pandemic and continued vendor innovation. While our product categories may experience different demand trends, in general, we believe they are poised for growth in the coming years. In addition, we are continuing our expansion into newer categories like wellness technology, personal electric transportation, outdoor living and electric car charging.

We remain excited about our industry and our future. There are more technology products than ever in people’s homes, technology is increasingly a necessity in our lives, and we believe we are uniquely there for our customers as they continue to navigate this innovative space.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue	$9,756	$10,587	$28,806	$31,563
Revenue % change	(7.8)%	(11.1)%	(8.7)%	(10.8)%
Comparable sales % change	(6.9)%	(10.4)%	(7.8)%	(10.2)%
Gross profit	$2,232	$2,332	$6,602	$6,972
Gross profit as a % of revenue(1)	22.9%	22.0%	22.9%	22.1%
SG&A	$1,878	$1,941	$5,605	$5,713
SG&A as a % of revenue(1)	19.2%	18.3%	19.5%	18.1%
Restructuring charges	$-	$26	$(16)	$61
Operating income	$354	$365	$1,013	$1,198
Operating income as a % of revenue	3.6%	3.4%	3.5%	3.8%
Net earnings	$263	$277	$781	$924
Diluted earnings per share	$1.21	$1.22	$3.57	$4.07

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

In the third quarter and first nine months of fiscal 2024, we generated $9.8 billion and $28.8 billion in revenue, respectively, and our comparable sales declined 6.9% and 7.8%, respectively, as we continued to operate in a consumer electronics industry that is challenged from the economic pressures of high inflation and interest rates, the pull-forward of demand in prior years and increased spending outside the home in areas such as travel and entertainment.

Revenue, gross profit rate, SG&A and operating income rate changes in the third quarter and first nine months of fiscal 2024 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Income Tax Expense

Income tax expense was relatively unchanged in the third quarter of fiscal 2024. Our effective tax rate (“ETR”) increased to 24.7% in the third quarter of fiscal 2024 compared to 23.6% in the third quarter of fiscal 2023, primarily due to the prior year recognition of losses and certain deferred tax assets for which tax benefits were previously not recognized.

Income tax expense was relatively unchanged in the first nine months of fiscal 2024, primarily due to the prior year resolution of certain discrete tax matters offset by a decrease in pre-tax earnings. Our ETR increased to 24.8% in the first nine months of fiscal 2024 compared to 21.4% in the first nine months of fiscal 2023, primarily due to the prior year resolution of certain discrete tax matters and decreased tax benefits from stock-based compensation, partially offset by the impact of lower pre-tax earnings.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue	$8,996	$9,800	$26,687	$29,263
Revenue % change	(8.2)%	(10.8)%	(8.8)%	(10.9)%
Comparable sales % change(1)	(7.3)%	(10.5)%	(8.0)%	(10.6)%
Gross profit	$2,064	$2,148	$6,108	$6,427
Gross profit as a % of revenue	22.9%	21.9%	22.9%	22.0%
SG&A	$1,727	$1,791	$5,167	$5,264
SG&A as a % of revenue	19.2%	18.3%	19.4%	18.0%
Restructuring charges	$1	$25	$(14)	$59
Operating income	$336	$332	$955	$1,104
Operating income as a % of revenue	3.7%	3.4%	3.6%	3.8%
Selected Online Revenue Data
Total online revenue	$2,754	$3,037	$8,205	$9,070
Online revenue as a % of total segment revenue	30.6%	31.0%	30.7%	31.0%
Comparable online sales % change(1)	(9.3)%	(11.6)%	(9.5)%	(13.8)%

(1)Comparable online sales are included in the comparable sales calculation.

Domestic revenue decreased in the third quarter and first nine months of fiscal 2024, primarily driven by comparable sales declines in appliances, computing, home theater and mobile phones, partially offset by comparable sales growth in gaming. Online revenue of $2.8 billion and $8.2 billion in the third quarter and first nine months of fiscal 2024 decreased 9.3% and 9.5% on a comparable basis, respectively. These decreases in comparable sales were primarily due to the reasons described within the Consolidated Results section, above.

Domestic segment stores open at the beginning and end of the third quarters of fiscal 2024 and fiscal 2023 were as follows:

	Fiscal 2024				Fiscal 2023
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Best Buy	907	-	(6)	901	930	-	(5)	925
Outlet Centers	20	2	(1)	21	18	1	-	19
Pacific Sales	20	-	-	20	21	-	-	21
Yardbird	22	-	(1)	21	13	1	-	14
Total	969	2	(8)	963	982	2	(5)	979

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to close approximately 25 Best Buy stores in fiscal 2024 and end the fiscal year with 23 Outlet Centers.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Computing and Mobile Phones	44%	44%	(8.3)%	(11.4)%
Consumer Electronics	29%	30%	(9.5)%	(12.8)%
Appliances	14%	15%	(15.1)%	(9.6)%
Entertainment	6%	5%	20.6%	(4.6)%
Services	6%	5%	6.9%	(0.9)%
Other	1%	1%	4.7%	39.8%
Total	100%	100%	(7.3)%	(10.5)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 8.3% comparable sales decline was driven primarily by broad declines in computing and mobile phone categories.

•Consumer Electronics: The 9.5% comparable sales decline was driven primarily by home theater.

•Appliances: The 15.1% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 20.6% comparable sales growth was driven primarily by gaming.

•Services: The 6.9% comparable sales growth was driven primarily by delivery and installation services.

Domestic gross profit rate increased in the third quarter of fiscal 2024, primarily due to improved financial performance from our membership offerings, which included higher services margin rates, favorable product margin rates and lower supply chain costs.

Domestic gross profit rate increased in the first nine months of fiscal 2024, primarily due to improved financial performance from our membership offerings, which included higher services margin rates, and favorable product margin rates.

Domestic SG&A decreased in the third quarter and first nine months of fiscal 2024, primarily due to lower store payroll and advertising expense, partially offset by higher incentive compensation expense.

Domestic restructuring charges decreased in the third quarter and first nine months of fiscal 2024, primarily due to higher charges in fiscal 2023 from our resource optimization initiative and higher-than-expected employee retention in fiscal 2024. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Domestic operating income rate increased in the third quarter of fiscal 2024, due to favorability in gross profit rate and lower restructuring charges, partially offset by decreased leverage from lower sales volume on our fixed expenses and higher incentive compensation expense, which resulted in an unfavorable SG&A rate.

Domestic operating income rate decreased in the first nine months of fiscal 2024, primarily due to decreased leverage from lower sales volume on our fixed expenses and higher incentive compensation expense, which resulted in an unfavorable SG&A rate, partially offset by favorability in gross profit rate and lower restructuring charges.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue	$760	$787	$2,119	$2,300
Revenue % change	(3.4)%	(14.9)%	(7.9)%	(10.1)%
Comparable sales % change	(1.9)%	(9.3)%	(4.2)%	(5.2)%
Gross profit	$168	$184	$494	$545
Gross profit as a % of revenue	22.1%	23.4%	23.3%	23.7%
SG&A	$151	$150	$438	$449
SG&A as a % of revenue	19.9%	19.1%	20.7%	19.5%
Restructuring charges	$(1)	$1	$(2)	$2
Operating income	$18	$33	$58	$94
Operating income as a % of revenue	2.4%	4.2%	2.7%	4.1%

International revenue decreased in the third quarter and first nine months of fiscal 2024, primarily driven by comparable sales declines of 1.9% and 4.2%, respectively, and the negative impact from unfavorable foreign currency exchange rates.

International segment stores open at the beginning and end of the third quarters of fiscal 2024 and fiscal 2023 were as follows:

	Fiscal 2024				Fiscal 2023
	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter	Total Stores at Beginning of Third Quarter	Stores Opened	Stores Closed	Total Stores at End of Third Quarter
Canada
Best Buy	128	-	-	128	127	-	-	127
Best Buy Mobile	32	-	-	32	33	-	-	33
Total	160	-	-	160	160	-	-	160

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Computing and Mobile Phones	50%	49%	(1.0)%	(9.9)%
Consumer Electronics	26%	28%	(8.4)%	(7.4)%
Appliances	10%	9%	4.0%	(10.2)%
Entertainment	7%	6%	18.6%	(8.4)%
Services	6%	6%	2.4%	(15.2)%
Other	1%	2%	(37.5)%	3.6%
Total	100%	100%	(1.9)%	(9.3)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 1.0% comparable sales decline was driven primarily by computing, partially offset by comparable sales growth in tablets.

•Consumer Electronics: The 8.4% comparable sales decline was driven primarily by home theater and headphones and portable speakers.

•Appliances: The 4.0% comparable sales growth was driven primarily by small appliances.

•Entertainment: The 18.6% comparable sales growth was driven primarily by gaming.

•Services: The 2.4% comparable sales growth was driven primarily by growth in our membership programs.

International gross profit rates decreased in the third quarter and first nine months of fiscal 2024, primarily driven by lower product margin rates. The decrease in the first nine months of fiscal 2024 was partially offset by a higher mix of revenue from the higher-margin services category.

International SG&A in the third quarter of fiscal 2024 was relatively flat to last year, as the favorable impact of foreign currency exchange rates was primarily offset by higher incentive compensation expense.

International SG&A decreased in the first nine months of fiscal 2024, primarily due to the favorable impact of foreign currency exchange rates and lower store payroll expense, partially offset by higher incentive compensation expense.

International operating income rate decreased in the third quarter of fiscal 2024, primarily due to an unfavorable gross profit rate and decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate.

International operating income rate decreased in the first nine months of fiscal 2024, primarily due to decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate, and an unfavorable gross profit rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating income	$354	$365	$1,013	$1,198
% of revenue	3.6%	3.4%	3.5%	3.8%
Intangible asset amortization(1)	15	21	56	65
Restructuring charges(2)	-	26	(16)	61
Non-GAAP operating income	$369	$412	$1,053	$1,324
% of revenue	3.8%	3.9%	3.7%	4.2%

Effective tax rate	24.7%	23.6%	24.8%	21.4%
Intangible asset amortization(1)	-%	0.1%	0.2%	0.2%
Restructuring charges(2)	-%	0.1%	(0.1)%	0.1%
Non-GAAP effective tax rate	24.7%	23.8%	24.9%	21.7%

Diluted EPS	$1.21	$1.22	$3.57	$4.07
Intangible asset amortization(1)	0.07	0.10	0.25	0.29
Restructuring charges(2)	-	0.11	(0.07)	0.27
Loss on investments	0.04	-	0.05	-
Gain on sale of subsidiary, net(3)	-	-	(0.10)	-
Income tax impact of non-GAAP adjustments(4)	(0.03)	(0.05)	(0.04)	(0.14)
Non-GAAP diluted EPS	$1.29	$1.38	$3.66	$4.49

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

(4)The non-GAAP adjustments primarily relate to the U.S. and Mexico. As such, the forecasted annual income tax charge on a portion of the U.S. non-GAAP adjustments is calculated using the statutory tax rate of 24.5%. There is no forecasted annual income tax for Mexico non-GAAP items and a portion of U.S. non-GAAP items, as there is no forecasted annual tax benefit/expense on the income/expenses in the calculation of GAAP income tax expense.

Non-GAAP operating income rates decreased in the third quarter and first nine months of fiscal 2024, primarily due to unfavorable SG&A rates, partially offset by favorable gross profit rates.

Non-GAAP effective tax rate increased in the third quarter of fiscal 2024, primarily due to the prior year recognition of losses and certain deferred tax assets for which tax benefits were previously not recognized. Our non-GAAP effective tax rate increased in the first nine months of fiscal 2024, primarily due to the prior year resolution of certain discrete tax matters and decreased tax benefits from stock-based compensation, partially offset by the impact of lower pre-tax earnings.

Non-GAAP diluted EPS decreased in the third quarter and first nine months of fiscal 2024, primarily due to the decreases in non-GAAP operating income.

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

Cash and cash equivalents were as follows ($ in millions):

	October 28, 2023	January 28, 2023	October 29, 2022
Cash and cash equivalents	$636	$1,874	$932

The decrease in cash and cash equivalents from January 28, 2023, was primarily due to the timing and volume of inventory purchases and payments, capital expenditures and dividend payments, partially offset by earnings.

The decrease in cash and cash equivalents from October 29, 2022, was primarily due to capital expenditures, share repurchases and dividend payments, partially offset by positive cash flows from operations, primarily driven by earnings.

Cash Flows

Cash flows were as follows ($ in millions):

	Nine Months Ended
	October 28, 2023	October 29, 2022
Total cash provided by (used in):
Operating activities	$290	$(108)
Investing activities	(600)	(736)
Financing activities	(872)	(1,058)
Effect of exchange rate changes on cash and cash equivalents	(12)	(10)
Decrease in cash, cash equivalents and restricted cash	$(1,194)	$(1,912)

Operating Activities

The increase in cash provided by operating activities in the first nine months of fiscal 2024 was primarily driven by lower incentive compensation payments in the current year as a result of less favorable fiscal 2023 results, and the timing and volume of inventory purchases and payments. These impacts were partially offset by a decrease in deferred revenue, lower earnings and higher tax payments in the current year.

Investing Activities

Cash used in investing activities in the first nine months of fiscal 2024 decreased, primarily driven by lower capital spending and a decrease in purchases of investments. We currently expect capital expenditures to approximate $825 million in fiscal 2024 compared to $930 million in fiscal 2023.

Financing Activities

The decrease in cash used in financing activities in the first nine months of fiscal 2024 was primarily driven by lower share repurchases.

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

On April 12, 2023, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into in May 2021 and scheduled to expire in May 2026, but was terminated on April 12, 2023. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of October 28, 2023, or the Previous Facility as of January 28, 2023, or October 29, 2022.

Our credit ratings and outlook as of November 29, 2023, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and other self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $423 million, $379 million and $361 million at October 28, 2023, January 28, 2023, and October 29, 2022, respectively. The increases in restricted cash from January 28, 2023, and October 29, 2022, were primarily due to growth in our paid membership base.

Debt and Capital

As of October 28, 2023, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Total cost of shares repurchased	$128	$-	$278	$452
Average price per share	$71.61	$-	$74.16	$96.83
Total number of shares repurchased	1.8	-	3.7	4.6
Regular quarterly cash dividend per share	$0.92	$0.88	$2.76	$2.64
Cash dividends declared and paid	$201	$198	$603	$595

The total cost of shares repurchased increased in the third quarter of fiscal 2024 as repurchases were paused during the third quarter of fiscal 2023. The total cost of shares repurchased decreased in the first nine months of fiscal 2024 due to decreases in the average price per share and the volume of repurchases. Cash dividends declared and paid increased in the third quarter and first nine months of fiscal 2024, primarily due to an increase in the regular quarterly cash dividend per share, partially offset by fewer shares outstanding.

Between the end of the third quarter of fiscal 2024 on October 28, 2023, and November 29, 2023, we repurchased an incremental 1.0 million shares of our common stock at a cost of $63 million. We currently expect total share repurchases of approximately $350 million in fiscal 2024.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained unchanged at 1.0 as of October 28, 2023, January 28, 2023, and October 29, 2022.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months remained unchanged at 0.8 as of October 28, 2023, and January 28, 2023, but increased compared to 0.7 as of October 29, 2022, primarily due to lower net earnings.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of October 28, 2023, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “appear,” “approximate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “project,” “seek,” “should,” “would,” and other words and terms of similar meaning or the negatives thereof. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, our operating model, new strategies and growth initiatives, the competitive environment, consumer behavior and other events. These statements involve a number of judgments and are subject to certain risks and uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K, and any updated information in subsequent Quarterly Reports on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macroeconomic pressures in the markets in which we operate (including but not limited to recession, inflation rates, fluctuations in foreign currency exchange rates, limitations on a government’s ability to borrow and/or spend capital, fluctuations in housing prices, energy markets, and jobless rates and effects related to the conflicts in Eastern Europe and the Middle East or other geopolitical events); catastrophic events, health crises and pandemics; susceptibility of the products we sell to technological advancements, product life cycle fluctuations and; changes in consumer preferences; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers and in the provision of delivery speed and options); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion into health and new products, services and technologies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; inability of vendors or service providers to perform components of our supply chain (impacting our stores or other aspects of our operations) and other various functions of our business; risks arising from and potentially unique to our exclusive brands products; our reliance on our information technology systems, internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including statutes and/or regulations related to tax or privacy); evolving corporate governance and public disclosure regulations and expectations (including, but not limited to, cybersecurity and environmental, social and governance matters) risks arising from our international activities (including those related to the conflicts in Eastern Europe and the Middle East or fluctuations in foreign currency exchange rates) and those of our vendors; failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; failure to meet financial-performance guidance or other forward-looking statements; and general economic uncertainty in key global markets and worsening of global economic conditions or low levels of economic growth. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

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

As of October 28, 2023, we had $1.1 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $0.6 billion. As of October 28, 2023, a 50-basis point increase in short-term interest rates would have led to an estimated $3 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $3 million decrease in interest income.

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

In the third quarter and first nine months of fiscal 2024, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as this foreign currency revenue translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $16 million and $88 million in the third quarter and first nine months of fiscal 2024, respectively. The impact of foreign exchange rate fluctuations on our net earnings in the third quarter and first nine months of fiscal 2024 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at October 28, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at October 28, 2023, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended October 28, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 30, 2023 through August 26, 2023	278,095	$78.66	278,095	$3,953,000,000
August 27, 2023 through September 30, 2023	363,407	$72.22	363,407	$3,927,000,000
October 1, 2023 through October 28, 2023	1,141,166	$69.70	1,141,166	$3,847,000,000
Total fiscal 2024 third quarter	1,782,668	$71.61	1,782,668	$3,847,000,000

Item 5.Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended October 28, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020).
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018).
10.1*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) – Directors.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2024, filed with the SEC on December 1, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of October 28, 2023, January 28, 2023, and October 29, 2022, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended October 28, 2023, and October 29, 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended October 28, 2023, and October 29, 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 28, 2023, and October 29, 2022, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended October 28, 2023, and October 29, 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2024, filed with the SEC on December 1, 2023, formatted in iXBRL (included as Exhibit 101).

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

* Management contracts or compensatory plans or arrangements

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

BEST BUY CO., INC.
(Registrant)

Date: December 1, 2023	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: December 1, 2023	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Chief Financial Officer

Date: December 1, 2023	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer