Form 10-K
period 2024-02-03
BEST BUY CO INC
filed 2024-03-15
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                             Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 28, 2023, was approximately $14.1 billion, computed by reference to the price of $82.90 per share, the price at which the common equity was last sold on July 28, 2023, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 13, 2024, the registrant had 215,381,395 shares of its common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to its 2024 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

BEST BUY FISCAL 2024 FORM 10-K

PART I

Item 1. Business.

Unless the context otherwise requires, the terms “we,” “us” and “our” in this Annual Report on Form 10-K refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Description of Business

We were incorporated in the state of Minnesota in 1966. We are driven by our purpose to enrich lives through technology and our vision to personalize and humanize technology solutions for every stage of life. We accomplish this by leveraging our unique combination of tech expertise and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have operations in the U.S. and Canada.

Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Health, CST, Current Health, Geek Squad, Lively, Magnolia, Pacific Kitchen and Home, TechLiquidators and Yardbird; and the domain names bestbuy.com, currenthealth.com, lively.com, techliquidators.com and yardbird.com. Our International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Mobile and Geek Squad and the domain name bestbuy.ca.

Operations

Our Domestic and International segments are managed by leadership teams responsible for all areas of the business. Both segments operate an omnichannel platform that allows customers to come to us online, visit our stores or invite us into their homes.

Development of merchandise and service offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising and labor deployment across all channels are centrally managed. In addition, support capabilities (for example, human resources, finance, information technology and real estate management) operate from our corporate headquarters. We also have field operations that support retail, services and in-home teams from our corporate headquarters and regional locations. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized. All stores generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics. While day-to-day operations of our stores are led by store management, more strategic decisions regarding, for example, store locations, format, category assortment and fulfillment strategy, are led by our corporate teams with input from market or regional leadership.

Our Best Buy Health business has a dedicated leadership team that manages the day-to-day affairs of all aspects of its business, while receiving support from certain Best Buy enterprise capabilities.

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

•Consumer Electronics - digital imaging, health and fitness products, home theater (including home theater accessories, soundbars and televisions), portable audio (including headphones and portable speakers) and smart home;

•Appliances - large appliances (including dishwashers, laundry, ovens and refrigerators) and small appliances (including blenders, coffee makers, vacuums and personal care);

•Entertainment - drones, gaming (including hardware, peripherals and software), movies, toys, virtual reality and other software;

•Services - delivery, health-related services, installation, memberships, repair, set-up, technical support and warranty-related services; and

•Other - other product offerings, including baby, food and beverage and outdoor living.

Distribution

Customers within our Domestic and International segments who purchase product online have the choice to pick up product at a Best Buy store (including curbside pick-up for many products at most Domestic stores) or at an alternative pick-up location or take delivery direct to their residence or place of business. Our ship-from-store capability allows us to offer additional fast and convenient delivery options for customers. Most merchandise is shipped directly from manufacturers to our distribution centers.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2024, our 20 largest suppliers accounted for approximately 80% of the merchandise we purchased, with five suppliers – Apple, Samsung, HP, Sony and LG – representing approximately 55% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or that secure any of the key terms of our arrangements.

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

Store Development

We had 1,125 stores at the end of fiscal 2024 throughout our Domestic and International segments. Our stores are a vital component of our omnichannel strategy, and we believe they are an important competitive advantage. We also have vendor store-within-a-store concepts to allow closer vendor partnerships and a higher quality customer experience. We continuously look for opportunities to optimize our store space, renegotiate leases and selectively open or close locations to support our operations.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for tables reconciling our Domestic and International segment stores open at the end of each of the last three fiscal years.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and trade names, including, but not limited to, Best Buy, Best Buy Ads, Best Buy Essentials, Best Buy Health, Best Buy Mobile, CST, Current Health, Dynex, Geek Squad, Insignia, Jitterbug, Lively, Magnolia, Modal, My Best Buy, Pacific Kitchen and Home, Pacific Sales, Platinum, Rocketfish, TechLiquidators, Yardbird and our Yellow Tag logo.

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

Competition

Our competitors are primarily multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers, vendors and mobile network carriers who offer their products and services directly to customers. We believe our ability to help customers online, in our stores and in their homes, and to connect technology product and solutions with customer needs, provide us key competitive advantages. Some of our competitors have lower cost operating structures and seek to compete for sales primarily on price. We carefully monitor pricing offered by other retailers and service providers, as maintaining price competitiveness is one of our ongoing priorities. In addition, we have price-matching policies that allow customers to request that we match a price offered by certain retail stores and online operators. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us through our global vendor partnerships. We believe our dedicated and knowledgeable people; our integrated online, retail and in-home assets; our broad and curated product assortment; our strong vendor partnerships; our service and support offerings designed to solve real customer needs; our unique ability to showcase technology in distinct store formats; and our supply chain are important ways in which we maintain our competitive advantage.

Environmental and Social

As we pursue our purpose to enrich lives through technology, we are committed to having a positive impact on the world, the environment and the communities in which we operate through interactions with all of our stakeholders, including our customers, employees, vendor partners, community partners and shareholders.

The Nominating, Corporate Governance and Public Policy Committee of our Board of Directors (“Board”) advises and oversees management regarding the effectiveness and risks of our environmental, social and governance strategy, programs and initiatives, including environmental goals and progress, social responsibility programs, initiatives and public policy positions and advocacy.

Environmental

We are committed to propelling the circular economy forward, a system that aims to reduce waste and preserve resources. We focus on our highest-impact areas, including in our operations, through the energy we procure and through the products we sell.

In our operations, we strive to reduce the use of natural resources. We believe the following focus areas will help to reduce the use of natural resources and our impact on the environment while improving our efficiency and profitability:

•In our ongoing efforts to reduce carbon emissions in our operations, we support energy efficiency programs, including investments in energy efficiency improvements, deploying small-scale onsite and utility-scale renewable energy systems and neutralizing residual emissions.

•We monitor our water consumption across our business to identify and manage programs that lessen our dependence on water.

•To reduce waste and maximize resource efficiency, we continue our efforts to build a more sustainable supply chain by focusing on certifying our warehousing operations as TRUE zero waste.

Our focus on sustainable products is centered on helping our customers reduce their impact on the environment through the products we sell. We do this by providing a variety of energy-efficient products to our customers.

We also support the circular economy by keeping consumer products in use for as long as possible through our repair and trade-in services. We put materials back into the manufacturing process when products reach the end of their lives through our electronics and appliance recycling program.

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

Community Impact

Best Buy is committed to helping prepare teens from disinvested communities for the tech-reliant careers of the future. Employee volunteer programs like Geek Squad Academy spark excitement and interest in technology for young learners, while engaging our employees’ unique technical expertise.

Best Buy also serves as a fiscal sponsor of the Best Buy Foundation™, whose signature Best Buy Teen Tech Center® program consists of a network of youth-centered community hubs where teens can engage with the latest technology, learn career skills, and interact with safe and supportive mentors. As of February 3, 2024, the Best Buy Foundation™ supported a network of 59 Best Buy Teen Tech Center® locations across the U.S. and Canada, working toward a goal of supporting 100 locations.

Human Capital Management

We believe in the power of our people. Our culture is built on the belief that engaged and committed employees – supported by opportunities to learn, grow, innovate and explore – can lead to extraordinary outcomes. At the end of fiscal 2024, we employed more than 85,000 employees in the U.S. and Canada.

Inclusion, Diversity and Equity

We are proud and encouraged by what we have accomplished collectively to expand inclusion, diversity and equity at Best Buy over the past few years. Now we are evolving our strategic focus to advance four specific outcomes:

•Employee Engagement: We want Best Buy employees to feel connected to the company’s values, vision and purpose, and have opportunities to thrive.

•Retention: Best Buy seeks to establish and uphold a best-in-class retention approach across all demographics.

•Representation: We aim to provide Best Buy employees from diverse backgrounds with equal opportunities at all levels in the organization.

•Culture of Belonging: Best Buy endeavors to foster an environment where employees feel welcomed and can build strong relationships through demonstrating our inclusive behaviors: vulnerability, empathy, courage and grace.

The Compensation and Human Resources Committee of our Board supports the development of an inclusive and diverse culture through oversight of our human resources policies and program. The Nominating, Corporate Governance and Public Policy Committee of our Board recommends criteria for the selection of individuals to be considered as candidates for election to the Board.

Training and Development

We continue to invest in our employees and their skill development to enable customized learning experiences. This helps to create a more adaptable and resilient workforce and enhances our competitive advantage. With the continued goal of personalizing learning opportunities, we transitioned to offering new types of training experiences in fiscal 2024. This included side-by-side trainings, enabling employees to learn and grow alongside their peers and leaders in condensed training formats.

Examples of enhancements include:

•We evolved the onboarding experience, optimizing this for new employees. We also created new, consistent onboarding experiences in our supply chain, services teams, call centers and project teams.

•We built an internal program to apply industry-leading learning methodologies and focused on building enterprise leaders who are more equipped to lead through times of uncertainty and change, while growing and transforming Best Buy for the future.

Employee Benefits

Our benefits aim to support employees’ overall well-being. In fiscal 2024, we continued our focus on:

•Caregiver support benefits through Joshin, a support system for employees and their loved ones with a focus on disabilities and neurodivergence;

•Caregiver support benefits that enable employees to receive personalized help in a time of great need through Wellthy, a program that helps with emergency housing, healthcare, substance abuse, complex eldercare issues and other moments of crisis;

•Pay continuation (paid leave) and caregiver pay so employees can care for themselves and their loved ones;

•Parental leave that provides qualifying employees up to 10 weeks at 100% pay;

•Dedicated support through Included Health, a benefit that connects members to culturally competent providers who understand the unique needs of their community;

•Access to physical and mental health virtual visits;

•Emergency assistance through the HOPE Fund – Helping Our People in Emergencies – in equal partnership with the Richard M. Schultze Family Foundation, providing employees in hardship situations an opportunity to receive up to $2,500 in financial assistance;

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

For more information on environmental and social matters, as well as human capital management, please see Best Buy’s Fiscal 2024 Corporate Responsibility and Sustainability Report expected to be published later this year, at https://corporate.bestbuy.com/sustainability. This website and the report are not part of this Annual Report on Form 10-K and are not incorporated by reference herein.

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

* These corporate websites, and the contents thereof, are not incorporated by reference into this Annual Report on Form 10-K nor deemed filed with the SEC.

Item 1A. Risk Factors.

Described below are certain risks we believe apply to our business and the industry in which we operate. The risks are categorized using the following headings: external, strategic, operational, regulatory and legal, and financial and market. Each of the following risk factors should be carefully considered in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, or access to sources of financing and, consequently, the market value of our common stock and debt instruments. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

External Risks

Macroeconomic pressures, including, but not limited to, the current geopolitical climate, may adversely affect consumer spending and our financial results.

To varying degrees, our products and services are sensitive to changes in macroeconomic conditions that impact consumer spending. As a result, consumers may be affected in many ways, including, for example:

•whether or not they make a purchase;

•their choice of brand, model or price-point;

•how frequently they upgrade or replace their devices; and

•their appetite for complementary services (for example, My Best Buy Plus™ or My Best Buy Total™ membership).

Real GDP growth, inflation (including wage inflation), consumer confidence, phasing out of public-health-emergency supports, employment levels, oil prices, interest, tax and foreign currency exchange rates, availability of consumer financing, housing market conditions, limitations on a government’s ability to borrow and/or spend capital, cost of living (e.g., food, fuel), any recession (and resulting corresponding declines in consumer sentiment) and other macroeconomic trends can adversely affect consumer demand for the products and services that we offer. In addition to general levels of inflation, we are also subject to risks of specific inflationary pressures on product prices due to, for example, high consumer demand and supply chain disruptions. We may be unable to increase our prices sufficiently to offset these pressures.

Geopolitical issues around the world and how our markets are positioned can also impact macroeconomic conditions and could have a material adverse impact on our financial results. These issues include, but are not limited to, the following:

•The conflict in Ukraine has exacerbated global geopolitical tensions, and may continue to significantly impact fuel prices, inflation, the global supply chain, cybersecurity and other macroeconomic conditions, which may further adversely affect global economic growth, consumer confidence and demand for our products and services. Russia is a significant global producer of both fuel and raw materials used in certain products we sell, including nickel, aluminum and copper. Disruptions in the markets for those inputs, or other inputs produced by Russia, whether due to sanctions, market pressure to avoid purchasing inputs from Russia or otherwise, could increase overall material costs for many of the products we sell. We cannot predict the extent or duration of sanctions in response to the conflict in Ukraine, nor can we predict the effects of legislative or other governmental actions or regulatory scrutiny of Russia, its allies or other countries with which Russia has significant trade or financial ties, including China.

•Further deterioration of relations between Taiwan and China, the resulting actions taken, the response of the international community and other factors affecting trade with China or political or economic conditions in Taiwan could disrupt the manufacturing of products or hardware components in the region, such as semiconductors and television panels sourced from Taiwan or the broader array of products sourced from China.

•The Israel-Hamas War has heightened geopolitical tensions in the Middle East region. Additionally, attacks on cargo ships in the Red Sea, catalyzed by the Israel-Hamas War, have disrupted Red Sea shipping lanes and may continue to disrupt global trade flows and impact shipping capacity.

One or more of these factors could have a material adverse effect on our supply chain, the cost of our products or our revenues and financial results.

Catastrophic events, including the effects of climate change, could adversely affect our operating results.

The risk or actual occurrence of various catastrophic events could have a material adverse effect on our financial performance. Events that affect our properties, supply chain, partners, workforce or customers may consist of, or be caused by, for example:

•natural disasters or extreme weather events (such as earthquakes, floods, fires and droughts), including those related to, or exacerbated by, climate change;

•diseases or pandemics;

•power loss, telecommunications failures, or software or hardware malfunctions; or

•terrorism (including related cyber threats), civil unrest, violent acts or other conflicts.

In recent years, we observed an increase in the number and severity of certain catastrophic events in many of our markets. Such events can adversely affect our workforce and prevent employees and customers from reaching our stores and properties. Additionally, heightened social unrest and violence and crime in or around our stores, customer homes or businesses where we are performing services may further jeopardize the safety and security of our workforce and customers. Catastrophic events can also disrupt or disable portions of our supply chain, distribution network and third-party business operations that may impact our ability to procure goods or services required for business operations at the quantities and levels we require. Finally, such events can also affect our information technology systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as a pandemic.

Three of our largest states by total sales (California, Texas and Florida) are areas where natural disasters and extreme weather conditions have been, and could continue to be, more prevalent. Natural disasters and climate-related events in those states and other areas where our sales and operations are concentrated could result in significant physical damage to or closure of our stores, distribution centers or other facilities.

Further, current events associated with social injustice or inequality, along with the ensuing social activism, tension and potential for violence, may impact our workforce, customers, properties and the communities where we operate. If our customers and employees do not perceive our response to be appropriate or adequate for a particular region or for our company as a whole, we could suffer damage to our reputation and brand, which could adversely affect our business. As a consequence of these or other catastrophic events, we may experience interruption to our operations or losses of property, equipment and/or inventory, which could adversely affect our revenue and profitability.

Many of the products we sell are highly susceptible to technological advancement, product life cycle fluctuations and changes in consumer preferences.

We operate in a highly, increasingly dynamic industry sector fueled by constant technological innovation and disruption, including most recently by the proliferation of artificial intelligence (“AI”) technologies. These factors manifest in a variety of ways: the emergence of new products and categories, the rapid maturation of categories, cannibalization of categories, changing price points and product replacement and upgrade cycles.

This rapid pace of change can be hard to predict and manage. If we fail to interpret, predict and react to these changes in a timely and effective manner, the consequences may include, but are not limited to:

•failure to offer the products and services that our customers want;

•excess inventory, which may require heavy discounting or liquidation;

•inability to secure adequate access to brands or products for which consumer demand exceeds supply;

•delays in adapting our merchandising, marketing or supply chain capabilities to accommodate changes in product trends; and

•damage to our brand and reputation.

These and other similar factors could have a material adverse impact on our revenue and profitability.

Strategic Risks

We face strong competition from multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers, vendors and mobile network carriers, which directly affects our revenue and profitability.

While we constantly strive to offer consumers the best value, the retail sector is highly competitive. Price is of great importance to most customers, and price transparency and comparability continues to increase. Digital technology enables consumers to compare prices on a real-time basis, putting additional pressure on us to maintain competitive prices. We compete with many local, regional, national and international retailers (both online and brick and mortar), as well as some of our vendors and mobile network carriers that market their products directly to consumers. Competition is becoming increasingly diverse, including in the advertising revenue space and may also result from new entrants into the markets we serve, including unforeseen players that may be able to more aggressively leverage technologies (for example AI and platform integrations).

The retail sector continues to experience increased sales initiated online and using mobile applications, as well as online sales for both in-store or curbside pick-up. Online and multi-channel retailers continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-cost or free shipping. Our ability to offer competitive delivery times and delivery costs depends on many factors and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products and our profit margins. Because our business strategy is based on offering superior levels of customer service and a full range of services to complement the products we offer, our cost structure might be higher than some of our competitors, and this, in conjunction with price transparency, could put pressure on our margins. As these and related competitive factors evolve, we may experience material adverse pressure on our revenue and profitability.

If we fail to attract, retain and engage qualified employees, our operations and profitability may be negatively impacted. In addition, changes in market compensation rates could adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high-quality services and assistance for our customers requires a highly trained and engaged workforce. The turnover rate in the retail sector is relatively high and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include, for example, employee engagement, our reputation, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. Failure to recruit or retain qualified employees may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, significant turnover of our executive team or other employees in key positions with specific knowledge relating to our operations and industry may negatively impact our operations.

We operate in a competitive labor market and there is a risk that market increases in compensation and employer-provided benefits could have a material adverse effect on our profitability. We may also be subject to continued market pressure to increase employee hourly wage rates and increased cost pressure on employer-provided benefits. Our need to implement corresponding adjustments within our labor model and compensation and benefit packages could have a material adverse impact on the profitability of our business. Additionally, increasingly prevalent legal and regulatory restrictions on the terms or enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses could make it more difficult to retain qualified personnel.

Our strategy to expand into new products and services (including health technology, services and logistics) brings new business, financial and regulatory risks.

We are introducing new products and services, particularly in the health sector, into new market areas. As these are new technologies for new markets, the first product and service iterations may require further invention and refinement. Our customers may not like our new value propositions. These offerings may present persistent technology and regulatory challenges and we may be subject to claims if customers of these offerings experience service disruptions, failures or other issues. These and other related issues could have a material adverse impact on our financial results and reputation.

This expanded risk increases the complexity of our business and places significant responsibility on our management, employees, operations, systems, technical expertise, financial resources and internal financial and regulatory control and reporting functions. Our emerging initiatives may subject us to significant laws or regulations. For example:

•We navigate a regulated medical device environment, including oversight by various government and regulatory agencies including, but not limited to, the U.S. Food and Drug Administration (“FDA”).

•We participate in government healthcare programs including, but not limited to, Medicaid as a provider of Personal Emergency Response System (“PERS”) devices and services.

•Sales of Lively mobile phones and service plans subjects us to regulation as a telecommunications provider, including Federal Communications Commission (“FCC”) oversight.

•The collection, storage, use and disclosure of personal information, subjects us to privacy and security requirements. Notably, portions of the health business are subject to the Health Insurance Portability and Accountability Act (“HIPAA”) and certain of Current Health’s international operations are subject to the UK’s General Data Protection Regulation (“GDPR,” as retained in UK law). State data privacy laws are also rapidly changing, such as Washington’s new My Health, My Data Act with a private right of action, raising new considerations and challenges.

Non-compliance with conditions imposed by regulatory authorities related to any of the above activities may lead to a range of consequences, including, but not limited to, customer complaints, individual consumer claims or class actions, product recalls, temporary bans on products, stoppages at production facilities, orders to stop providing services, remediation costs, corrective action plans, fines, penalties, regulatory enforcement actions, potential loss of business and impairment of our ability to continue participation in government healthcare programs, any of which could adversely affect our operations, financial results and reputation.

Our focus on services exposes us to certain risks that could have a material adverse impact on our revenue, profitability and reputation.

We offer a full range of services that complement our product offerings, including consultation, delivery, design, installation, memberships, protection plans, repair, set-up, technical support and health, safety and caregiving monitoring and support. Designing, marketing and executing these services is subject to incremental risks. These risks include, for example:

•sustained increase in consumer desire to purchase product offerings online and through mobile applications, impacting our ability to sell ancillary services;

•increased labor expense to fulfill our customer promises;

•increased pressure on margins from our Best Buy membership offerings, and the risk that increased volumes will not fully compensate for lower margins, or for loss of revenue and profit from revenue streams that are now included as benefits;

•pressure on traditional labor models to meet the evolving landscape of offerings and customer needs;

•use of third-party services that fail to meet our standards or fail to comply with applicable labor and independent contractor regulations, leading to potential reputational damage and liability risk;

•increased risk of errors or omissions in the fulfillment of services;

•unpredictable extended warranty failure rates and related expenses;

•employees in transit using company vehicles to visit customer locations and employees being present in customer homes, which may increase our scope of liability;

•the potential for increased scope of liability relating to managed services offerings;

•employees having access to customer devices, including the information held on those devices, which may increase our responsibility for the security of those devices and the privacy of the data they hold;

•operational failures arising from growing demands on existing technological infrastructure;

•the engagement of third parties to assist with aspects of construction and installation and the potential responsibility for their actions;

•the risk that in-home services could be more adversely impacted by inclement weather, health and safety concerns and catastrophic events; and

•increased risk of non-compliance with new laws and regulations applicable to these services.

Our reliance on key vendors and mobile network carriers subjects us to various risks and uncertainties which could affect our revenue and profitability.

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2024, our 20 largest suppliers accounted for approximately 80% of the merchandise we purchased, with five suppliers – Apple, Samsung, HP, Sony and LG - representing approximately 55% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. Our profitability depends on securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. While we believe we offer capabilities that these vendors value and depend upon to varying degrees, our vendors may be able to leverage their competitive advantages — for example, their own stores or online channels, their financial strength, the strength of their brands with customers or their relationships with other retailers — to our commercial disadvantage. The potential adverse impact of these factors can be amplified by price transparency — which can limit our flexibility to modify selling prices — and a highly competitive retail environment. Generally, our ability to negotiate favorable terms with our vendors is more difficult with vendors when our purchases represent a smaller proportion of their total revenues and/or when there is less competition for those products. In addition, vendors may decide to limit or cease allowing us to offer certain categories, focus their marketing efforts on alternative channels or make unfavorable changes to our financial or other terms.

We are also dependent on a small number of mobile carriers to allow us to offer mobile devices with carrier connections. The competitive strategies utilized by mobile network carriers can have a material impact on our business, especially with ongoing consolidation in the mobile industry. For example, if carriers change the structure of contracts, upgrade terms, qualification requirements, monthly fee plans, cancellation fees or service levels, the volume of upgrades and new contracts we sign with customers may be reduced, adversely affecting our revenue and profitability. In addition, our carriers may also serve customers through their own stores, websites, mobile applications and call centers or through other competing retail channels.

Demand for the products and services we sell could decline if we fail to maintain positive brand perception and recognition through a focus on consumer experience.

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our company and our brands are key to our success. Operational factors, such as failure to deliver high quality services, uncompetitive pricing, failure to meet delivery promises or business interruptions, could damage our reputation. External factors, such as negative public remarks or accusations, or our failure to meet enhanced expectations on corporate response to sensitive topics, could also be damaging. Third parties may commit fraud (including AI-driven fraud) while using our brand without our permission, possibly harming brand perception or reputation. The ubiquity of social media means that customer feedback and other information about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in, among other things, declines in revenues and customer loyalty, decreases in gift card and service plan sales, lower employee retention and productivity and vendor relationship issues, all of which could materially adversely affect our revenue and profitability.

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

We may decide to enter into new joint ventures, partnerships, alliances or acquisitions with third parties (collectively, “new ventures”). Assessing the viability of new ventures is typically subject to significant uncertainty, and the success of such new ventures can be adversely affected by many factors, including, for example:

•different and incremental business and other risks of the new venture not identified in our diligence assessments;

•failure to attract, motivate and retain key employees of the new venture;

•uncertainty of forecasting financial performance;

•failure to integrate aspects of the new venture into our existing business, such as new product or service offerings or information technology systems;

•failure to maintain appropriate internal controls over financial reporting;

•failure to generate expected synergies, such as cost reductions;

•unforeseen changes in the business environment of the new venture;

•disputes or strategic differences with key employees or other third-party participants in the new venture; and

•adverse impacts on relationships with vendors and other key partners of our existing business or the new venture.

If our new or emerging strategic ventures are unsuccessful, our liquidity and profitability could be materially adversely affected, and we may be required to recognize material impairments to goodwill and other assets acquired. New ventures may also divert our financial resources and management’s attention from other important areas of our business.

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

Effective management of our real estate portfolio is critical to our omnichannel strategy. Failure to identify and secure suitable locations for our stores and other facilities could impair our ability to compete successfully and our profitability. Most of our properties are leased under multi-year contracts. As such, it is essential that we effectively evaluate a range of factors that may influence the success of our long-term real estate strategy. Such factors include, for example:

•changing patterns of customer consumption and behavior, particularly in light of an evolving omnichannel environment;

•our ability to adjust store operating models to adapt to these changing patterns;

•the location and appropriate number of stores, supply chain and other facilities in our portfolio;

•the interior layout, format and size of our stores;

•the products and services we offer at each store;

•the local competitive positioning, trade area demographics and economic factors for each of our stores;

•the primary term lease commitment and long-term lease option coverage for each store; and

•the occupancy cost of our stores relative to market rents.

If we fail to effectively evaluate these factors or negotiate appropriate terms, or if unforeseen changes arise, the consequences could include, for example:

•closing stores and abandoning the related assets, while retaining the financial commitments of the leases;

•incurring significant costs to remodel or transform our stores;

•operating stores, supply chain or service locations that no longer meet the needs of our business; and

•bearing excessive lease expenses.

These consequences could have a material adverse impact on our profitability, cash flows and liquidity.

For leased property, the financial impact of exiting a location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property, our ability to fulfill our maintenance and repair obligations, our relationship with the landlord and the availability of potential sub-lease tenants. It is difficult for us to influence some of these factors and the costs of exiting a property can be significant. In addition to rent, we are typically responsible for taxes, insurance and common area maintenance charges for vacant properties until the lease commitment expires or is terminated. Similarly, when we enter into a contract with a tenant to sub-lease property, we usually retain our obligations as the master lessee. This leaves us at risk for any remaining liability in the event of default by the sub-lease tenant.

Operational Risks

Interruptions and other factors affecting our stores and supply chain, including in-bound deliveries from our vendors, may adversely affect our business.

Our stores and supply chain assets are a critical part of our operations, particularly considering industry trends and initiatives, such as ship-from-store and the emphasis on fast delivery when purchasing online. We depend on our vendors’ abilities to deliver products to us at the right location, at the right time and in the right quantities. We also depend on third parties for the operation of certain aspects of our supply chain network. The factors that can adversely affect these aspects of our operations include, but are not limited to:

•interruptions to our delivery capabilities;

•failure of third parties to meet our standards or commitments;

•disruptions to our systems and the need to implement new systems;

•limitations in capacity;

•global supply chain impacts that could hinder third parties’ ability to meet our demand for product volumes and timing;

•increased levels of inventory loss due to organized crime, theft or damage;

•risk to our employees and customers arising from burglary or robbery from our stores or other facilities;

•consolidation or business failures in the transportation and distribution sectors;

•labor strikes, slow-downs, labor shortages or unionization, including as a result of an increasingly competitive job market, affecting our stores or impacting ports or any other aspect of our supply chain;

•diseases, pandemics, outbreaks and other health-related concerns; and

•increasing transportation costs, including increases related to geopolitical, labor actions and environmental events (for example, droughts impacting Panama Canal shipping capacity).

It is important that we maintain optimal levels of inventory in each store and distribution center and respond rapidly to shifting demands. Any disruption to, or inefficiency in, our supply chain network, whether due to geopolitical conflicts or catastrophic events, could damage our revenue and profitability. The risks associated with our dependence on third parties are greater for small parcel home deliveries because of the relatively small number of carriers with the scope and capacity required by our business. The continuing growth of online purchases for delivery increases our exposure to these risks. If we fail to manage these risks effectively, we could experience a material adverse impact on our reputation, revenue and profitability.

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

Sales of our exclusive brands products, which include the Best Buy Essentials, Dynex, Insignia, Modal, Platinum, Rocketfish, Yardbird and Lively brands, represent an important component of our product offerings and our revenue and profitability. Most of these products are manufactured by contract manufacturers in China and Southeast Asia. This arrangement exposes us to the following additional potential risks, which could have a material adverse effect on our operating results:

•we have greater exposure and responsibility to consumers for warranty replacements and repairs as a result of exclusive brands product defects, and our recourse to contract manufacturers for such warranty liabilities may be limited in foreign jurisdictions;

•we may be subject to regulatory compliance and/or product liability claims relating to personal injury, death or property damage caused by exclusive brands products, some of which may require us to take significant actions, such as product recalls;

•we may experience disruptions in manufacturing or logistics in the future due to inconsistent and unanticipated order patterns, our inability to develop long-term relationships with key manufacturers, diseases or pandemics, ongoing and unforeseen natural disasters or geopolitical crises;

•we may not be able to locate manufacturers that meet our internal standards, whether for new exclusive brands products or for migration of the manufacturing of products from an existing manufacturer;

•we may be subject to a greater risk of inventory obsolescence as we do not generally have return-to-vendor rights;

•we are subject to developing and often-changing labor and environmental laws for the manufacturing of products in foreign countries, and we may be unable to conform to new rules or interpretations in a timely manner;

•we may be subject to claims by technology or other intellectual property owners if we inadvertently infringe upon their patents or other intellectual property rights or if we fail to pay royalties owed on our exclusive brands products;

•our operations may be disrupted by trade disputes or excessive tariffs, including any future trade disputes or future phases of trade negotiations with China and we may not be able to source alternatives quickly enough to avoid interruptions in product supply; and

•we may be unable to obtain or adequately protect patents and other intellectual property rights on our exclusive brands products or manufacturing processes.

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

Our ability to find qualified vendors who can supply products in a timely and efficient manner that meet our internal standards of quality and safety can be difficult, especially with respect to goods sourced from outside the U.S. Risks such as political or economic instability, cross-border trade restrictions or tariffs, merchandise quality issues, product safety concerns, work stoppages, human rights violations, port delays, foreign currency exchange rate fluctuations, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. Vendors may also fail to invest adequately in design, production or distribution facilities and may reduce their customer incentives, advertising and promotional activities or change their pricing policies. These and other related issues could have a material adverse impact on our financial results.

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

Our information technology systems and those of our partners are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks and other malicious actions, including ransomware and phishing attacks), the implementation of AI technologies, catastrophic events (such as fires, tornadoes, earthquakes and hurricanes) and usage errors by our employees. While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The failure or interruption of these information systems, data centers, cloud platforms or their backup systems could significantly disrupt our business and cause higher costs and lost revenues and could threaten our ability to remain in operation.

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

We utilize complex information technology platforms to operate our websites and mobile applications. If we fail to secure these systems against attacks, or fail to effectively upgrade and maintain our hardware, software, network, and system infrastructure and improve the efficiency and resiliency of our systems, it could cause system interruptions and delays. Disruptions to these services, such as those caused by unforeseen traffic levels, malicious attacks by governments, criminals or other non-state actors, other technical difficulties or events outside of our control, such as natural disasters, power or telecommunications failures or loss of critical data, could prevent us from accepting and fulfilling customer orders for products or services, which could cause us to forgo material revenues, incur material costs and could adversely affect our reputation.

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

The integration of AI into our operations increases cybersecurity and privacy risks (including unauthorized or misuse of AI tools) and could lead to potential unauthorized access, misuse, acquisition, release, disclosure, alteration or destruction of company and customer data or other confidential or proprietary information and challenge the stability of our platforms. Further, threat actors may leverage AI to engage in automated, targeted and coordinated attacks of our systems.

Failure to prevent or effectively respond to a breach of the privacy or security of our customer, employee, vendor or company information could expose us to substantial costs and reputational damage, as well as litigation and enforcement actions.

Our business involves the collection, use and storage of personal information, including payment card information and protected health information, as well as confidential information regarding our employees, vendors and other company information. We also share personal and confidential information with suppliers and other third parties and we use third-party technology and systems that process and transmit information for a variety of activities. We have been the target of attempted cyber-attacks and other security threats and we may be subject to breaches of our information technology systems. While we engage in significant data-protection efforts, criminal activity, such as cyber-attacks, lapses in our controls or the intentional or negligent actions of employees, business associates or third parties, may undermine our privacy and security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate company, employee, third party or customer information, or authorized parties may use or share personal information in an inappropriate manner or otherwise seek to extract financial gain based on access to, or possession of, company, employee or customer information. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, and given the potentially disruptive nature of emerging technologies (including AI), we may be unable to anticipate such attacks or promptly and effectively respond to them. Any compromise of our customer information or other confidential information could have a material adverse effect on our reputation or our relationships with our customers and partners, which may in turn, have a negative impact on our revenue and may expose us to material costs, penalties and claims.

Sensitive customer data may also be present on customer-owned devices entrusted to us for service and repair. Vulnerable code on products sold or serviced, including our exclusive brands, may also result in a compromise of customer privacy or security. If our efforts to protect against such compromises and ensure appropriate handling of customer data on devices we manufacture, sell and service are not effective, this may result in potential liability and damage to our customer relationships.

Increasing costs associated with information security and privacy, such as increased investment in technology and qualified staff, costs of compliance, costs resulting from fraud or criminal activity and costs of cyber and privacy insurance, could cause our business and results of operations to suffer materially. Additionally, newly applicable and potential new or significantly revised state, provincial and federal laws and regulations in the jurisdictions in which we do business are expanding our obligations to protect and honor the privacy and security of customer data, requiring additional resources and creating incremental risk arising from a potential breach or compliance failure. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk.

Product safety and quality concerns could have a material adverse impact on our revenue and profitability.

If the products we sell fail to meet, or are alleged to fail to meet, applicable safety standards or our customers’ expectations regarding safety and quality, we could be exposed to increased legal risk and damage to our reputation. Failure to take appropriate actions in relation to product-related issues (for example, product recalls), could lead to violations of laws and regulations and leave us susceptible to government enforcement actions or private litigation. Recalls of products, particularly when combined with lack of available alternatives or difficulty in sourcing sufficient volumes of replacement products, could also have a material adverse impact on our revenue and profitability.

Changes to labor or employment laws or regulations could have an adverse impact on our costs and impair the viability of our operating model.

As an employer of more than 85,000 people in many jurisdictions, we are subject to risks related to employment laws and regulations including, for example:

•the organization of unions and related rules that affect the nature of labor relations, which are frequently reconsidered and modified by the National Labor Relations Board;

•laws that impact the relationship between the company and independent contractors and the classification of employees and independent contractors; and

•laws that impact minimum wage, sick time, paid leave, non-compete covenants and scheduling requirements that could directly or indirectly increase our payroll costs and/or impact the level of service we are able to provide.

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

Our statutory, regulatory and legal environments expose us to complex compliance and litigation risks that could have a material adverse effect on our operations. Some of the most significant compliance and litigation risks we face include, but are not limited to:

•the difficulty of complying with sometimes conflicting statutes and regulations in local, national or international jurisdictions;

•the potential for unexpected costs related to compliance with new or existing environmental legislation or international agreements affecting energy, carbon emissions, electronics recycling and water or product materials;

•the challenges of ensuring compliance with applicable product compliance laws and regulations with respect to both the products we sell and the products we contract to manufacture, including laws and regulations related to product safety and product transport;

•the financial, operational and business impact of evolving regulations governing data privacy and security, including limitations on the collection, use or sharing of information; consumer rights to access, delete or limit/opt-out of the use of information; or litigation arising from new private rights of action;

•the impact of other new or changing statutes and regulations including, but not limited to, financial reform; National Labor Relations Board rule changes; healthcare reform; contracted worker labor laws; corporate governance matters; escheatment rules; rules governing pricing, content, distribution, copyright, mobile communications, AI deployment or usage, electronic device certification or payment services; and/or other future legislation that could affect how we operate and execute our strategies as well as alter our expense structure;

•the impact of litigation, including class-action lawsuits involving consumers and shareholders and labor and employment matters;

•the possibility of a federal ban on arbitration clauses in consumer and/or employee contracts, which could increase costs of dispute resolution; and

•the impact of changes in the federal executive and legislative branches on the development, or changes in, laws, regulations and policies, such as economic, fiscal, tax, retail, labor and social policies.

The impact of geopolitical tensions, including the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements in the U.S. or countries where we sell our products and services or procure products, could have a material adverse effect on our business. In particular, political or trade disputes, or future phases of trade negotiations with China could lead to the imposition of tariffs or other trade actions that could adversely affect our supply chain and our business and could require us to take action to mitigate those effects.

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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to cybersecurity and corporate responsibility and sustainability matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by several governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity, with many new requirements emerging in response to laws enacted by Congress, demanding increased attention and vigilance for compliance. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focusing on cybersecurity and corporate responsibility and sustainability (“CRS”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of CRS, and collecting, measuring and reporting CRS-related information and metrics can be costly, difficult and time-consuming and are subject to evolving reporting standards, including the SEC’s final climate-related reporting requirements issued in March 2024 and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments and other related matters in our SEC filings or in other public disclosures. These initiatives and goals within the scope of CRS could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our initiatives and goals and progress toward those goals, may be based on measurement standards that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our CRS-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We operate retail locations in Canada, Current Health operates in the UK, and most of our exclusive brands products are manufactured by contract manufacturers based in Southeast Asia. We also have wholly-owned legal entities registered in various other foreign countries, including Bermuda, China, Hong Kong, Luxembourg, the Republic of Mauritius and the UK. During fiscal 2024, our International segment’s operations generated approximately 8% of our revenue. In general, the risk factors identified above also have relevance to our International operations. Our International operations expose us to additional risks, including those related to, for example:

•political conditions and geopolitical events, including war and terrorism;

•economic conditions, including monetary and fiscal policies and tax rules, as well as foreign exchange rate risk;

•rules governing international trade and potential changes to trade policies or trade agreements and ownership of foreign entities;

•government-imposed travel restrictions or warnings and differing responses of governmental authorities to pandemics and other global events;

•cultural differences that we may be unable to anticipate or respond to appropriately;

•different rules or practices regarding employee relations, including the existence of works councils or unions;

•difficulties in enforcing intellectual property rights; and

•difficulties encountered in exerting appropriate management oversight to operations in remote locations.

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

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 25% of our fiscal 2024 Domestic revenue was transacted using one of the company’s branded cards. In addition, we earn profit-share income and share in any losses from some of our banking partners based on the performance of the programs. Profit-sharing revenue from our credit card arrangement approximated 1.4% of Domestic revenue in fiscal 2024. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, credit card delinquency rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits of the programs.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We rely heavily on information technology systems to operate and manage all key aspects of our business. We also process substantial volumes of confidential business information and sensitive consumer and employee personal information, which if impacted by cyber threats could result in financial and reputational harms and regulatory sanction. We have developed and implemented, and update on an ongoing basis, a risk-based information security program designed to identify, assess and manage material risks from cybersecurity threats.

Cybersecurity Risk Management and Strategy

Our information security program comprises administrative, technical and physical safeguards designed, under a risk-based approach, to reasonably mitigate cybersecurity risks to the confidentiality, integrity or availability of our information systems and information. These include safeguards designed to oversee service-provider relationships in a manner consistent with the risks presented by the engagement and use of the service provider.

The program deploys multiple layers of controls designed to identify, protect against, detect, respond to and recover from information security and cybersecurity incidents and our Cyber Security Incident Response Team, which is part of our Enterprise Information Protection (“EIP”) organization, plays a core role in detecting, mitigating and remediating cybersecurity incidents. Based on the nature and severity of the incident, our response is to be guided by documented incident response plans. These plans outline steps to be followed, functional areas to be engaged, internal escalations to be pursued (which may include, as appropriate, senior management, executive management and the Board) and stakeholders to be notified.

Third parties also play a role in our cybersecurity. We engage third parties for advice and support in the design and implementation of certain program elements and leverage third-party tools to help identify and mitigate cybersecurity risks. Certain specific, defined components of our technology environment are assessed by third-party auditors with a view to alignment with industry standards such as, for example, the Payment Card Industry Data Security Standards.

We also periodically retain outside expertise to conduct a maturity assessment of our program against industry standards and participants. Our program is informed by industry standards such as, for example, the National Institute of Standards and Technology’s Framework for Improving Critical Infrastructure Cybersecurity (“NIST CSF”), but this does not imply that we meet all technical standards, specifications or requirements under the NIST CSF or other sources.

We have combatted cybersecurity threats in the normal course of business, but prior cybersecurity incidents have not materially affected, and do not appear likely to materially affect, our operations, business strategy, results of operations or financial condition. However, our Enterprise Risk Management program has recognized that we face ongoing risks from cybersecurity threats that, if not successfully prevented or mitigated, could materially affect us, including our operations, business strategy, results of operations or financial condition. For additional information on this risk, see Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board, with oversight by the Audit Committee, oversees management’s processes for identifying and mitigating cybersecurity risks. Executive management including our Chief Information Security Officer (“CISO”), who reports to our General Counsel & Chief Risk Officer, updates the Audit Committee on our cybersecurity posture no less frequently than quarterly and periodically update the full Board.

Our EIP organization, led by our CISO, is responsible for the design and implementation of our information security program. Our current CISO has been with the Company for more than eight years—serving as our CISO for nearly seven years—and has extensive cybersecurity experience through leadership and consulting roles. His current leadership team comprising seven individuals has over 130 years of combined cybersecurity experience. These and other EIP team members work closely with stakeholders across the Company to implement the program’s policies, standards and processes and help ensure awareness that securing customer information and honoring our privacy promises are core employee obligations, as highlighted in our Code of Ethics and reinforced through our Valuable Information Protection training program.

Item 2. Properties.

Domestic Stores

The location and total square footage of our Domestic segment stores at the end of fiscal 2024 were as follows:

	U.S. Stores(1)		U.S. Stores(1)
Alabama	11	Nebraska	4
Alaska	2	Nevada	9
Arizona	21	New Hampshire	6
Arkansas	7	New Jersey	26
California	130	New Mexico	5
Colorado	22	New York	45
Connecticut	9	North Carolina	32
Delaware	3	North Dakota	4
District of Columbia	1	Ohio	34
Florida	62	Oklahoma	12
Georgia	28	Oregon	11
Hawaii	2	Pennsylvania	33
Idaho	5	Puerto Rico	2
Illinois	41	Rhode Island	1
Indiana	22	South Carolina	13
Iowa	10	South Dakota	2
Kansas	8	Tennessee	13
Kentucky	9	Texas	101
Louisiana	15	Utah	11
Maine	3	Vermont	1
Maryland	19	Virginia	30
Massachusetts	21	Washington	20
Michigan	28	West Virginia	5
Minnesota	19	Wisconsin	22
Mississippi	7	Wyoming	1
Missouri	14	Total Domestic store count	965
Montana	3	Square footage (in thousands)	36,771

(1)Includes 20 Pacific Sales stores, 22 Best Buy Outlet Centers and 22 Yardbird stand-alone stores.

International Stores

The location and total square footage of our International segment stores at the end of fiscal 2024 were as follows:

Canada Stores(1)
Alberta	25
British Columbia	27
Manitoba	4
New Brunswick	3
Newfoundland	1
Nova Scotia	3
Ontario	69
Prince Edward Island	1
Quebec	23
Saskatchewan	4
Total International store count	160
Square footage (in thousands)	3,623

(1)

(1)Includes 32 Best Buy Mobile stores.

Ownership Status

The ownership status of our stores at the end of fiscal 2024 was as follows:

	Leased Locations	Owned Locations	Owned Buildings and Leased Land
Domestic	910	23	32
International	153	3	4

Distribution

The ownership status and total square footage of space utilized for distribution at the end of fiscal 2024 were as follows:

	Square Footage (in thousands)
	Leased Locations	Owned Locations
Domestic	14,987	3,168
International	1,496	-

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

(As of March 13, 2024)

Name	Age	Position with the Company	Years with the Company
Corie S. Barry	48	Chief Executive Officer	24
Matt Bilunas	51	Senior Executive Vice President of Enterprise Strategy, Chief Financial Officer	18
Jason Bonfig	47	Senior Executive Vice President of Customer Offerings and Fulfillment	25
Damien Harmon	45	Senior Executive Vice President of Customer, Channel Experiences & Enterprise Services	5
Todd G. Hartman	57	General Counsel and Chief Risk Officer	18
Kamy Scarlett	60	Senior Executive Vice President of Human Resources, Corporate Affairs and Canada	10
Mathew R. Watson	53	Senior Vice President, Controller and Chief Accounting Officer	18

Corie S. Barry was appointed our Chief Executive Officer in 2019. Prior to her current role, she served as our chief financial officer & chief strategic transformation officer responsible for overseeing all aspects of strategic transformation and growth, digital and technology, global finance, investor relations, enterprise risk and compliance, integration management and Best Buy Health. In that role, she also played a critical role in developing and executing the Company’s Building the New Blue growth strategy and related transformation. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles within the organization, both in the field and at corporate. Her prior roles include: the company’s chief strategic growth officer and the interim leader of Best Buy’s services organization from 2015 until 2016; senior vice president of domestic finance from 2013 to 2015; vice president, chief financial officer and business development of our home business group from 2012 to 2013; and vice president, finance of the home customer solutions group from 2010 to 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche LLP. Ms. Barry serves on the board of directors for Best Buy Co., Inc., and Domino’s Pizza Inc. and the board of trustees for the College of St. Benedict. She also serves on the executive committee for the Business Roundtable, Business Council, Retail Industry Leaders Association and the Minnesota Business Partnership.

Matt Bilunas is our Senior Executive Vice President of Enterprise Strategy, Chief Financial Officer (“CFO”). In this role, he is responsible for overseeing all aspects of global finance, inclusive of audit, procurement and financial services, as well as enterprise strategy and real estate. Since joining Best Buy in 2006, Mr. Bilunas has served in a variety of financial leadership roles, both in the field and at the corporate campus. He started as a territory finance director in Los Angeles and has worked in the company’s domestic and international businesses. Mr. Bilunas has been a key finance leader during Best Buy’s transformation. Prior to becoming CFO in 2019, he was senior vice president of enterprise and merchandise finance from 2017 to 2019; vice president, finance for category, e-commerce and marketing from 2015 to 2017; and vice president, category finance from 2014 to 2015. He also has held finance roles in retail, e-commerce and marketing. Before Best Buy, he worked at Carlson Inc., NRG Energy Inc., Bandag Inc. and KPMG. Mr. Bilunas serves on the board of Genesco, Inc.

Jason Bonfig is our Senior Executive Vice President of Customer Offerings and Fulfillment. In this role, he oversees all elements of merchandising and product category management, supply chain and marketing for Best Buy’s core U.S. business. He also leads the company’s Exclusive Brands private-label team. Mr. Bonfig has served in merchant roles for the Company for over 20 years, working in and leading some of the most complex product categories. Prior to his current role, Mr. Bonfig served in the positions of chief category officer – computing, mobile, gaming, exclusive brands, printing, wearables and accessories from 2018 to 2019; senior vice president – computing, mobile, tablets, wearables, printing and accessories from 2014 to 2018. Mr. Bonfig has also held merchant-related roles since joining the company in 1999. Mr. Bonfig serves on the board of the Best Buy Foundation.

Damien Harmon is our Senior Executive Vice President of Customer, Channel Experiences & Enterprise Services. He is responsible for the end-to-end customer experience and the work that enhances every interaction with our customers and employees in his organization. His areas of responsibility include stores and operations, in-home services and sales, virtual experiences, call centers, membership, and customer strategy, relationship offerings and insights. In his role, Mr. Harmon leads Geek Squad, a national tech-support organization dedicated to helping customers learn about and enjoy their technology. Mr. Harmon previously served as executive vice president of omnichannel from 2021 to 2023. He established a dedicated operations plan to enhance the Company’s ability to create seamless experiences for our customers. He also oversaw our real estate portfolio, stores, operations, services and experiences that span from stores to virtual to in customers’ homes. Prior to that, Mr. Harmon served as president, operations from 2020 to 2021 and senior vice president of workforce design from 2019 to 2020. Mr. Harmon first joined Best Buy as a general manager in 2005 and held various leadership positions in store operations, international operations and store leadership, including vice president of retail operations and services. Before rejoining Best Buy in 2019, Mr. Harmon spent four years at Bridgestone Americas Inc., where he served as president of GCR Tires from 2017 to 2018 and chief operating officer at Bridgestone Tires from 2016 to 2017. Mr. Harmon serves on the board of Driven Brands and on the board of the Petco Love Foundation.

Todd G. Hartman was appointed General Counsel in 2019 and has also served as Chief Risk Officer since 2017. In this role, he is responsible for the company’s legal activities and its global risk and compliance program. He also serves as corporate secretary. Mr. Hartman joined Best Buy in 2006. He most recently served as chief risk and compliance officer, overseeing enterprise data security, customer data privacy, enterprise risk management, global security, business continuity/disaster recovery, internal investigations, crisis response management and compliance and ethics from 2017 to 2019. He continues to lead the risk functions in his current role. Mr. Hartman previously was Best Buy’s deputy general counsel from 2011 to 2017. Before that, he served as the company’s chief compliance officer and vice president of strategic alliances. Prior to joining Best Buy, Mr. Hartman was a partner at Minneapolis law firm Robins Kaplan. A Minnesota native, he worked for several years as a telecommunications and technology attorney in Washington, D.C., before returning to Minneapolis. Mr. Hartman sits on the advisory board of Markaaz, Inc. He serves as treasurer of the Retail Litigation Center and as chair of the Best Buy Foundation. He also sits on the board of the Guthrie Theater and on the board of Trademark Theater.

Kamy Scarlett is our Senior Executive Vice President of Human Resources, Corporate Affairs and Canada. In this role, she oversees talent development and the health and well-being of our employees worldwide, communications and public affairs, and our Canadian business. Additionally, Ms. Scarlett serves as Executive Vice President of Best Buy Canada, where the Company operates more than 150 stores. She was appointed executive vice president, human resources in 2017. She also assumed responsibility for Best Buy Canada in 2021 and communications and public affairs in 2023. She previously served as our president of U.S. retail stores from 2019 until 2020 and was responsible for the execution and operation of all domestic Best Buy store locations. Ms. Scarlett joined Best Buy in 2014 as senior vice president of retail and chief human resources officer for Best Buy Canada, serving in that role until 2017. She was responsible for sales and profits in the Company’s stores, in addition to enacting the human resources and talent management strategies for the Canadian operations. She has served in a variety of retail, operations, marketing and human resources leadership roles since beginning her career in retail more than 30 years ago. Prior to joining Best Buy, Ms. Scarlett was the chief operating officer from 2012 to 2014 at Grafton-Fraser Inc., a leading Canadian retailer of men’s apparel. She also previously held leadership roles at Loblaw Cos., Hudson’s Bay Co. and Dylex Inc. Ms. Scarlett serves on the board of the Best Buy Foundation and previously served on the board of Floor & Décor, a specialty retailer of hard surface flooring.

Mathew R. Watson was appointed our Senior Vice President, Controller and Chief Accounting Officer in 2017. He previously served as our vice president, controller and chief accounting officer from April 2015 until his current role. Mr. Watson is responsible for our controllership, financial operations and external reporting functions. Mr. Watson served in the role of vice president, finance - controller from 2014 to April 2015. Prior to that role, he was vice president - finance, domestic controller from 2013 to 2014. Mr. Watson was also senior director, external reporting and corporate accounting from 2010 to 2013 and director, external reporting and corporate accounting beginning in 2007. Prior to joining us in 2005, Mr. Watson worked at KPMG from 1995 to 2005. He serves on the boards of directors of Achieve Twin Cities and the Best Buy Foundation.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol BBY. In fiscal 2004, our Board of Directors (“Board”) initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. On February 29, 2024, we announced the Board’s approval of a 2% increase in the regularly quarterly cash dividend to $0.94 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Holders

As of March 13, 2024, there were 1,898 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 28, 2022, our Board approved a $5.0 billion share repurchase authorization, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization. During fiscal 2024, we repurchased and retired 4.7 million shares at a cost of $340 million. For additional information, see “Share Repurchases and Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 9, Shareholders’ Equity, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Information regarding our repurchases of common stock during the fourth quarter of fiscal 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Oct. 29, 2023 through Nov. 25, 2023	952,139	$66.06	952,139	$3,784,000,000
Nov. 26, 2023 through Dec. 30, 2023	-	$-	-	$3,784,000,000
Dec. 31, 2023 through Feb. 3, 2024	-	$-	-	$3,784,000,000
Total fiscal 2024 fourth quarter	952,139	$66.06	952,139	$3,784,000,000

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

The graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the Standard & Poor's (“S&P”) 500 Index (“S&P 500”), of which we are a component, and the S&P 500 Consumer Discretionary Distribution & Retail Index (formerly the S&P 500 Retailing Group Industry Index), of which we are also a component. The S&P 500 Consumer Discretionary Distribution & Retail Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ and includes high-capitalization stocks representing the retail sector of the S&P 500.

The graph assumes an investment of $100 at the close of trading on February 1, 2019, the last trading day of fiscal 2019, in our common stock, the S&P 500 Index and the S&P 500 Consumer Discretionary Distribution & Retail Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Best Buy Co., Inc., the S&P 500 Index

and the S&P 500 Consumer Discretionary Distribution & Retail Index

$250
$200
$150
$100
$50
$0
FY19
FY20
FY21
FY22
FY23
FY24
Best Buy Co., Inc.
S&P 500
S&P 500 Consumer Discretionary Distribution & Retail

Fiscal Years Ended	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024
Best Buy Co., Inc.	$100.00	$148.97	$196.72	$181.12	$165.13	$154.14
S&P 500	$100.00	$121.68	$142.67	$175.90	$161.45	$195.06
S&P 500 Consumer Discretionary Distribution & Retail	$100.00	$117.54	$166.19	$180.56	$147.66	$190.67

*Cumulative total return assumes dividend reinvestment.

Source: Research Data Group, Inc.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended January 28, 2023, for discussion of the results of operations for the year ended January 28, 2023, compared to the year ended January 29, 2022, which is incorporated by reference herein.

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

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Health, CST, Current Health, Geek Squad, Lively, Magnolia, Pacific Kitchen and Home, TechLiquidators and Yardbird; and the domain names bestbuy.com, currenthealth.com, lively.com, techliquidators.com and yardbird.com. The International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Mobile and Geek Squad and the domain name bestbuy.ca.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2024, fiscal 2023 and fiscal 2022 ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively. Unless otherwise noted, references to years in the MD&A section of this report relate to fiscal years, and not calendar years. Fiscal 2024 included 53 weeks with the 53rd week occurring in the fiscal fourth quarter. Fiscal 2023 and fiscal 2022 each included 52 weeks. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season.

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores, websites and call centers by measuring the change in net sales for a particular period over the comparable prior period of equivalent length. Comparable sales includes revenue from stores, websites and call centers operating for at least 14 full months. Revenue from online sales is included in comparable sales and represents sales initiated on a website or app, regardless of whether customers choose to pick up product in store, curbside, at an alternative pick-up location or take delivery direct to their homes. Revenue from acquisitions is included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales also includes credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Revenue from stores closed more than 14 days, including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters, is excluded from comparable sales until at least 14 full months after reopening. Comparable sales excludes the impact of profit-share revenue, the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only) and the impact of the 53rd week in fiscal 2024. All periods presented apply this methodology consistently.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain adjusted or non-GAAP financial measures, such as non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets, forecasts and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and intangible asset impairments, price-fixing settlements, gains and losses on sales of subsidiaries and certain investments, intangible asset amortization, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

Business Strategy Update

During fiscal 2024, our teams once again delivered strong execution and showcased their ability to navigate through what continues to be a challenging environment for our industry, while keeping our customers and their experiences as our top priority. We continue to balance the need to adjust in response to current industry sales trends with the need to invest in our business so that we can capitalize on opportunities as our industry moves through this downturn and returns to expected growth.

In fiscal 2024, digital sales comprised 33% of our Domestic revenue compared to 19% in fiscal 2020. During these same time periods, the percentage of online sales picked up in our stores by our customers was consistent at just over 40%. Therefore, we are continuing to adapt our omnichannel capabilities to ensure we maintain a leading position in an increasingly digital age and evolving retail landscape.

We believe our portfolio of stores are crucial assets that provide customers with differentiated experiences, services and convenient multichannel fulfillment. At the same time, our stores need to be cost and capital efficient to operate while remaining a great place to work. During fiscal 2024, we closed 24 large format stores and implemented 8 large format Experience store remodels. As we look to fiscal 2025, we plan to invest back into our store experience. Customer shopping behavior has evolved in the last four years, and in the near-term we are particularly focused on ensuring we provide the experience that customers expect to have when they take the time to come into our stores. As a result, our capital investments for fiscal 2025 are concentrated more on existing store updates and refreshes and less on major remodels or store openings.

We continue to advance our omni-channel operating model to align with the ongoing evolution of our industry and marketplace trends with two overarching goals in mind – efficiently allocating our labor cost, considering the channel shift from our physical stores to online, and providing our employees flexibility, predictability and opportunities to gain more skills. We are focused on balancing the amount of labor hours necessary to deliver the best experience possible for our customers and other stakeholders.

During fiscal 2024, we continued to grow our membership base and ended the year with a total of approximately seven million paid members. Our paid members consistently showed higher levels of interaction, with comparatively higher levels of spend at Best Buy and a shift of spend away from competitors. Last June, we successfully launched significant changes to our membership program that allow customers more freedom to choose a membership that fits their technology needs, budget and shopping preferences. In addition, we expect the changes to provide more flexibility to evolve our programs while resulting in a lower cost to serve than our previous paid membership program, which we have already seen results in margin favorability.

Although there continue to be macro pressures impacting retail overall and consumer electronics more specifically, we expect fiscal 2025 to be a year of increasing industry stabilization as the pace of innovation increases and consumers begin to upgrade and replace technology products bought earlier in the pandemic. Our strategy is to focus on sharpening our customer experiences and industry positioning while maintaining, if not expanding, our profitability.

We remain excited about our industry and our future. There are more technology products than ever in people’s homes, technology is increasingly a necessity in our lives, and we believe we are uniquely there for our customers as they navigate this vibrant, ever-changing and innovative space.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

(1)

	2024	2023	2022
Revenue	$43,452	$46,298	$51,761
Revenue % change	(6.1)%	(10.6)%	9.5%
Comparable sales % change	(6.8)%	(9.9)%	10.4%
Gross profit	$9,603	$9,912	$11,640
Gross profit as a % of revenue(1)	22.1%	21.4%	22.5%
SG&A	$7,876	$7,970	$8,635
SG&A as a % of revenue(1)	18.1%	17.2%	16.7%
Restructuring charges	$153	$147	$(34)
Operating income	$1,574	$1,795	$3,039
Operating income as a % of revenue	3.6%	3.9%	5.9%
Net earnings	$1,241	$1,419	$2,454
Diluted earnings per share	$5.68	$6.29	$9.84

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

In fiscal 2024, we generated $43.5 billion in revenue, including approximately $735 million in revenue from the 53rd week. Our comparable sales declined 6.8% in fiscal 2024, as we continued to operate in a consumer electronics industry that is challenged by various macroeconomic pressures, including high inflation, increased spending outside the home in areas such as travel and entertainment, the pull-forward of demand in prior years and lower levels of product innovation.

Revenue, gross profit rate, SG&A and operating income rate changes in fiscal 2024 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Income Tax Expense

Income tax expense increased in fiscal 2024, primarily due to reduced benefits from the resolution of tax matters and stock-based compensation, partially offset by the impact of decreased pre-tax earnings. Our effective tax rate increased in fiscal 2024, primarily due to reduced tax benefits from the resolution of tax matters and stock-based compensation, partially offset by the impact of lower pre-tax earnings.

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	2024	2023	2022
Revenue	$40,097	$42,794	$47,830
Revenue % change	(6.3)%	(10.5)%	10.5%
Comparable sales % change(1)	(7.1)%	(10.3)%	11.0%
Gross profit	$8,850	$9,106	$10,702
Gross profit as a % of revenue	22.1%	21.3%	22.4%
SG&A	$7,236	$7,332	$7,946
SG&A as a % of revenue	18.0%	17.1%	16.6%
Restructuring charges	$147	$140	$(39)
Operating income	$1,467	$1,634	$2,795
Operating income as a % of revenue	3.7%	3.8%	5.8%
Selected Online Revenue Data
Total online revenue	$13,102	$14,212	$16,430
Online revenue as a % of total segment revenue	32.7%	33.2%	34.4%
Comparable online sales % change(1)	(7.8)%	(13.5)%	(12.0)%

(1)Comparable online sales are included in the comparable sales calculation.

Domestic revenue was $40.1 billion in fiscal 2024, including approximately $675 million of revenue from the 53rd week. The decrease in Domestic revenue in fiscal 2024 was primarily driven by comparable sales declines in home theater, large appliances, computing and mobile phones, partially offset by comparable sales growth in gaming hardware. Online revenue of $13.1 billion decreased 7.8% on a comparable basis in fiscal 2024. These decreases in revenue were primarily due to the factors described within the Consolidated Results section, above.

Domestic segment stores open at the end of each of the last three fiscal years were as follows:

	2022	2023			2024
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Best Buy	938	1	(14)	925	-	(24)	901
Outlet Centers	16	3	-	19	5	(2)	22
Pacific Sales	21	-	(1)	20	-	-	20
Yardbird	9	5	-	14	9	(1)	22
Total Domestic segment stores	984	9	(15)	978	14	(27)	965

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. In fiscal 2025, we currently expect to close approximately 10 to 15 Best Buy stores.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2024	2023	2024	2023
Computing and Mobile Phones	42%	43%	(7.8)%	(12.0)%
Consumer Electronics	30%	30%	(8.6)%	(12.2)%
Appliances	14%	15%	(15.1)%	(5.7)%
Entertainment	7%	6%	9.7%	(5.5)%
Services	6%	5%	8.7%	(2.5)%
Other	1%	1%	6.1%	1.6%
Total	100%	100%	(7.1)%	(10.3)%

Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 7.8% comparable sales decline was driven primarily by computing, mobile phones and tablets.

• Consumer Electronics: The 8.6% comparable sales decline was driven primarily by home theater.

• Appliances: The 15.1% comparable sales decline was driven primarily by large appliances.

• Entertainment: The 9.7% comparable sales growth was driven primarily by gaming hardware.

• Services: The 8.7% comparable sales growth was driven primarily by growth in our membership programs, as well as delivery and installation services.

Domestic gross profit rate increased in fiscal 2024, primarily due to improved financial performance from our membership offerings, which included higher services margin rates, and an improved gross profit rate from our Best Buy Health business.

Domestic SG&A decreased in fiscal 2024, primarily due to lower store payroll and advertising expense, partially offset by higher incentive compensation expense and the impact of the 53rd week.

Domestic restructuring charges incurred in fiscal 2024 were primarily comprised of employee termination benefits related to an enterprise-wide initiative that commenced in the fourth quarter of fiscal 2024. The restructuring initiative is intended to accomplish the following: (1) align field labor resources with where customers want to shop to optimize the customer experience; (2) redirect corporate resources for better alignment with our strategy; and (3) right-size resources to better align with our revenue outlook in fiscal 2025. Refer to Note 3, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Domestic operating income rate decreased in fiscal 2024, primarily due to an unfavorable SG&A rate that was driven by decreased leverage from lower sales volume on our fixed expenses, partially offset by favorability in gross profit rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	2024	2023	2022
Revenue	$3,355	$3,504	$3,931
Revenue % change	(4.3)%	(10.9)%	(1.0)%
Comparable sales % change	(3.2)%	(5.4)%	3.3%
Gross profit	$753	$806	$938
Gross profit as a % of revenue	22.4%	23.0%	23.9%
SG&A	$640	$638	$689
SG&A as a % of revenue	19.1%	18.2%	17.5%
Restructuring charges	$6	$7	$5
Operating income	$107	$161	$244
Operating income as a % of revenue	3.2%	4.6%	6.2%

International revenue was $3.4 billion in fiscal 2024, including approximately $60 million of revenue from the 53rd week. The decrease in International revenue in fiscal 2024 was primarily driven by comparable sales declines across most of our product categories and the negative impact from unfavorable foreign currency exchange rates.

International segment stores open at the end of each of the last three fiscal years were as follows:

	2022	2023			2024
	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year	Stores Opened	Stores Closed	Total Stores at End of Fiscal Year
Canada
Best Buy	127	-	-	127	1	-	128
Best Buy Mobile	33	-	-	33	-	(1)	32
Total International segment stores	160	-	-	160	1	(1)	160

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2024	2023	2024	2023
Computing and Mobile Phones	46%	45%	(0.9)%	(6.1)%
Consumer Electronics	29%	30%	(9.3)%	(6.2)%
Appliances	10%	10%	(4.5)%	0.3%
Entertainment	9%	8%	13.2%	(8.6)%
Services	5%	5%	1.0%	(2.1)%
Other	1%	2%	(33.8)%	1.1%
Total	100%	100%	(3.2)%	(5.4)%

Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 0.9% comparable sales decline was driven primarily by computing, partially offset by comparable sales growth in mobile phones.

• Consumer Electronics: The 9.3% comparable sales decline was driven primarily by home theater and health and fitness.

• Appliances: The 4.5% comparable sales decline was driven primarily by large appliances.

• Entertainment: The 13.2% comparable sales growth was driven primarily by gaming hardware.

• Services: The 1.0% comparable sales growth was driven primarily by growth in our membership programs.

International gross profit rate decreased in fiscal 2024, primarily driven by lower product margin rates, partially offset by a higher mix of revenue from the higher-margin services category.

International SG&A increased in fiscal 2024, primarily due to higher incentive compensation expense and the impact of the 53rd week, partially offset by the favorable impact of foreign currency exchange rates.

International restructuring charges incurred in fiscal 2024 were primarily comprised of employee termination benefits related to the enterprise-wide initiative that commenced in the fourth quarter of fiscal 2024. Refer to Note 3, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

International operating income rate decreased in fiscal 2024, primarily due to an unfavorable SG&A rate that was driven by decreased leverage from lower sales volume on our fixed expenses and an unfavorable gross profit rate.

Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures), respectively, were as follows ($ in millions, except per share amounts):

	2024	2023	2022
Operating income	$1,574	$1,795	$3,039
% of revenue	3.6%	3.9%	5.9%
Restructuring - inventory markdowns(1)	-	-	(6)
Intangible asset amortization(2)	61	86	82
Restructuring charges(3)	153	147	(34)
Acquisition-related transaction costs(2)	-	-	11
Non-GAAP operating income	$1,788	$2,028	$3,092
% of revenue	4.1%	4.4%	6.0%

Effective tax rate	23.5%	20.7%	19.0%
Intangible asset amortization(2)	0.1%	0.1%	0.1%
Restructuring charges(3)	0.2%	0.2%	(0.1)%
Non-GAAP effective tax rate	23.8%	21.0%	19.0%

Diluted EPS	$5.68	$6.29	$9.84
Restructuring - inventory markdowns(1)	-	-	(0.02)
Intangible asset amortization(2)	0.28	0.38	0.33
Restructuring charges(3)	0.70	0.65	(0.14)
Gain on sale of subsidiary, net(4)	(0.10)	-	-
Loss on investments	0.05	-	-
Acquisition-related transaction costs(2)	-	-	0.04
Income tax impact of non-GAAP adjustments(5)	(0.24)	(0.24)	(0.04)
Non-GAAP diluted EPS	$6.37	$7.08	$10.01

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

(3)Represents restructuring charges primarily related to the Fiscal 2024 Restructuring Initiative, the Fiscal 2023 Resource Optimization Initiative and the Mexico Exit and Strategic Realignment.

(4)Represents the gain on sale of a Mexico subsidiary subsequent to our exit from operations in Mexico.

(5)The non-GAAP adjustments primarily relate to the U.S. As such, the income tax charge on the U.S. non-GAAP adjustments is calculated using the U.S. statutory tax rate of 24.5%.

Non-GAAP operating income rate decreased in fiscal 2024, primarily due to unfavorable SG&A rates in our Domestic and International segments, partially offset by a favorable gross profit rate in our Domestic segment.

Non-GAAP effective tax rate increased in fiscal 2024, primarily due to reduced tax benefits from the resolution of tax matters and stock-based compensation, partially offset by the impact of lower pre-tax earnings.

Non-GAAP diluted EPS decreased in fiscal 2024, primarily driven by the decrease in non-GAAP operating income, partially offset by lower diluted weighted-average common shares outstanding.

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

Cash and cash equivalents were as follows ($ in millions):

	February 3, 2024	January 28, 2023
Cash and cash equivalents	$1,447	$1,874

The decrease in cash and cash equivalents in fiscal 2024 was primarily driven by dividend payments, capital expenditures and share repurchases. These decreases were partially offset by positive cash flows from operations, primarily driven by earnings.

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

Cash Flows

Cash flows were as follows ($ in millions):

	2024	2023	2022
Total cash provided by (used in):
Operating activities	$1,470	$1,824	$3,252
Investing activities	(781)	(962)	(1,372)
Financing activities	(1,144)	(1,806)	(4,297)
Effect of exchange rate changes on cash	(5)	(8)	(3)
Decrease in cash, cash equivalents and restricted cash	$(460)	$(952)	$(2,420)

Operating Activities

The decrease in cash provided by operating activities in fiscal 2024 was primarily due to the timing and volume of inventory purchases and payments, higher income tax payments and lower earnings. This was partially offset by lower incentive compensation payments in the current year as a result of less favorable fiscal 2023 results, and higher vendor funding collections.

Investing Activities

Cash used in investing activities decreased in fiscal 2024, primarily driven by lower capital spending.

Financing Activities

The decrease in cash used in financing activities in fiscal 2024 was primarily driven by lower share repurchases.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, our credit facilities, other debt arrangements and trade payables are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to fund operations and anticipated capital expenditures, share repurchases, dividends and strategic initiatives, including business combinations. However, in the event our liquidity is insufficient, we may be required to limit our spending. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to maintain our ability to borrow under our existing credit facilities or obtain additional financing, if necessary, on favorable terms.

On April 12, 2023, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into in May 2021 and scheduled to expire in May 2026, but was terminated on April 12, 2023. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of February 3, 2024, or the Previous Facility as of January 28, 2023.

Our ability to continue to access the Five-Year Facility Agreement is subject to our compliance with its terms and conditions, including financial covenants. The financial covenants require us to maintain certain financial ratios. As of February 3, 2024, we were in compliance with all financial covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under the Five-Year Facility Agreement as well.

Our credit ratings and outlook as of March 13, 2024, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, and are summarized below.

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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and other self-insurance liabilities. Restricted cash, which is included in Other current assets on our Consolidated Balance Sheets, remained relatively stable in fiscal 2024, with balances of $346 million and $379 million as of February 3, 2024, and January 28, 2023, respectively.

Capital Expenditures

Capital expenditures were as follows ($ in millions):

	2024	2023	2022
E-commerce and information technology	$496	$540	$549
Store-related projects(1)	278	355	178
Supply chain	21	35	10
Total capital expenditures	$795	$930	$737

(1)Store-related projects are primarily comprised of store remodels and various merchandising projects.

We currently expect capital expenditures in fiscal 2025 of $750 million to $800 million.

Debt and Capital

As of February 3, 2024, we had $500 million of principal amount of notes due October 1, 2028 (“2028 Notes”) and $650 million of principal amount of notes due October 1, 2030 (“2030 Notes”). Refer to Note 8, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our outstanding debt.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board. The payment of cash dividends is also subject to customary legal and contractual restrictions. Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment-grade credit metrics. Our share repurchase plans are evaluated on an ongoing basis, considering factors such as our financial condition and cash flows, our economic outlook, the impact of tax laws, our liquidity needs and the health and stability of global credit markets. The timing and amount of future repurchases may vary depending on such factors.

On February 28, 2022, our Board approved a $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	2024	2023	2022
Total cost of shares repurchased	$340	$1,001	$3,504
Average price per share	$72.52	$84.78	$108.97
Total number of shares repurchased	4.7	11.8	32.2
Regular quarterly cash dividends per share	$3.68	$3.52	$2.80
Cash dividends declared and paid	$801	$789	$688

The total cost of shares repurchased decreased in fiscal 2024 from decreases in the volume of repurchases and the average price per share. We currently expect to spend approximately $350 million on share repurchases in fiscal 2025.

Cash dividends declared and paid increased in fiscal 2024, primarily due to an increase in the regular quarterly cash dividend per share, partially offset by fewer shares outstanding. On February 29, 2024, we announced the Board’s approval of a 2% increase in the regular quarterly cash dividend to $0.94 per share.

Other Financial Measures

Our current ratio, calculated as current assets divided by current liabilities, remained unchanged at 1.0 as of February 3, 2024, and January 28, 2023.

Our debt to earnings ratio, calculated as total debt (including current portion) divided by net earnings over the trailing twelve months increased to 0.9 as of February 3, 2024, compared to 0.8 at January 28, 2023, primarily due to lower net earnings.

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not have outstanding off-balance-sheet arrangements. Contractual obligations as of February 3, 2024, were as follows ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations(1)	$3,181	$2,643	$337	$199	$2
Operating lease obligations(2)(3)	3,122	708	1,234	720	460
Long-term debt obligations(4)	1,150	-	-	500	650
Interest payments(5)	218	46	81	70	21
Finance lease obligations(2)	39	16	16	4	3
Total	$7,710	$3,413	$1,668	$1,493	$1,136

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

(2)Lease obligations exclude $118 million of legally binding fixed costs for leases signed but not yet commenced.

(3)Operating lease obligations exclude payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.7 billion as of February 3, 2024.

(4)Long-term debt obligations represent principal amounts only and exclude interest rate swap valuation adjustments.

(5)Interest payments related to our 2028 Notes and 2030 Notes include the variable interest rate payments included in our interest rate swaps.

Additionally, we have $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of February 3, 2024, which, if drawn upon, would be included in either short-term or long-term debt on our Consolidated Balance Sheets.

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

Judgments and uncertainties involved in the estimate

Due to the quantity and diverse nature of our vendor agreements, estimates are made to determine the amount of funding to be recognized in earnings or deferred as an offset to inventory. These estimates require a detailed analysis of complex factors, including proper classification of the type of funding received and the methodology to estimate the portion of purchases-based funding that should be recognized in cost of sales in each period, which considers factors such as inventory turn by product category and actual sell-through of inventory.

Effect if actual results differ from assumptions

A 10% change in our vendor funding deferral as of February 3, 2024, would have affected net earnings by approximately $44 million in fiscal 2024. The level of vendor funding deferral has remained relatively stable over the last three fiscal years.

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

We have goodwill in two reporting units – Best Buy Domestic (comprising our core U.S. Best Buy business) and Best Buy Health – with carrying values of $492 million and $891 million, respectively, as of February 3, 2024.

Judgments and uncertainties involved in the estimate

Determining the fair value of a reporting unit requires complex analysis and judgment. We use a combination of discounted cash flow (“DCF”) models and market data, such as revenue multiples and quoted market prices, for observable comparable companies. DCF models require detailed forecasts of cash flow drivers, such as revenue growth rates, margin rates and capital investments and estimates of weighted-average cost of capital rates. These estimates incorporate many uncertain factors, such as the effectiveness of our strategy, changes in customer behavior, technological changes, competitor actions, regulatory changes and macroeconomic trends.

Effects if actual results differ from assumptions

For our Best Buy Domestic reporting unit, fair value exceeded book value by a substantial margin in fiscal 2024 and fiscal 2023. Barring a fundamental, material deterioration of macroeconomic factors, we believe the risk of future goodwill impairment within our Best Buy Domestic reporting unit is remote.

Our Best Buy Health reporting unit is subject to a greater level of uncertainty, since it operates in a less mature, rapidly-changing and high-growth environment. For fiscal 2024, the fair value of the Best Buy Health reporting unit exceeded its book value by approximately 30%, compared to approximately 40% in fiscal 2023. The primary reason for the decrease in this excess was lower revenue projections. Further declines in the excess of fair value over book value could arise in future years, which could lead to an impairment of goodwill. Factors that drive this uncertainty include macro-economic conditions, the regulatory environment, competitor actions, technology changes and trends in the health and care sectors.

Inventory Markdown

Description

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

Judgments and uncertainties involved in the estimate

Markdown adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment about the expected revenue and incremental costs we will generate for selling current inventory. Such estimates include the evaluation of historical recovery rates, as well as factors such as product type and condition, forecasted consumer demand, product lifecycles, promotional environment, vendor return rights and the expected sales channel of ultimate disposition. We also apply judgment in the assumptions about other components of net realizable value, such as vendor allowances and selling costs.

Effect if actual results differ from assumptions

A 10% change in our markdown adjustment as of February 3, 2024, would have affected net earnings by approximately $11 million in fiscal 2024. The level of markdown adjustments has remained relatively stable over the last three fiscal years.

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

Service Revenue

Description

We sell membership plans that include access to benefits such as technical support, price discounts on certain products and services and product protection plans. We allocate the transaction price to all performance obligations identified in the contract based on their relative fair value. For performance obligations provided over the term of the contract, we typically recognize revenue on a usage basis, an input method of measuring progress over the related contract term. This method involves the estimation of expected usage patterns, primarily derived from historical information.

Judgments and uncertainties involved in the estimate

Estimates involve complex calculations and judgment, for example, in estimating the relative standalone selling price for bundled performance obligations; the appropriate recognition methodology for each performance obligation; and, for those based on usage, the expected pattern of consumption across a large portfolio of customers. When insufficient reliable and relevant history is available to estimate usage, we generally recognize revenue ratably over the life of the contract until such history has accumulated.

Effect if actual results differ from assumptions

A 10% change in the amount of services membership deferred revenue as of February 3, 2024, would have affected net earnings by approximately $44 million in fiscal 2024. The amount of services membership deferred revenue has increased over the last three fiscal years, primarily driven by the national launch of our Best Buy Total membership offering, which resulted in higher membership sales and the initial deferral of more revenue than under the previous offerings.

New Accounting Pronouncements

For a description of applicable new accounting pronouncements, including our assessment of the impact on our financial statements, see Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

As of February 3, 2024, we had $1.8 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $1.3 billion. As of February 3, 2024, a 50-basis point increase in short-term interest rates would have led to an estimated $6 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $6 million decrease in interest income.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to operations in our International segment. On a limited basis, we utilize foreign currency forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments. Refer to Note 6, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding these instruments.

During fiscal 2024, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar compared to the Canadian dollar compared to the prior-year period, which had a negative overall impact on our revenue as this foreign currency revenue translated into less U.S. dollars. We estimate that foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $90 million. The impact of foreign exchange rate fluctuations on our net earnings in fiscal 2024 was not significant.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 3, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 3, 2024. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 3, 2024, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of February 3, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 3, 2024 and January 28, 2023, the related consolidated statements of earnings, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Allowances – Domestic Reporting Segment — Refer to Note 1 to the financial statements

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

Given the significance of vendor allowances recorded by the Domestic Reporting Segment to the financial statements and the volume and diversity of individual vendor agreements, auditing these vendor allowances was complex and subjective due to the extent of effort required to evaluate whether these vendor allowances were recorded in accordance with the terms of the vendor agreements and that these allowances deferred as an offset to inventory were complete and accurate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating whether these vendor allowances were recorded in accordance with the terms of the vendor agreements and the completeness and accuracy of deferred vendor allowances included the following, among others:

•We tested the effectiveness of controls over the recording of these vendor allowances, including management's controls over the establishment of vendor arrangements, the calculation of vendor allowances earned, and the determination of the deferred vendor allowances recorded as a reduction to inventory.

•We selected a sample of these vendor allowances recorded as a reduction of cost of sales and (1) recalculated the amount recognized using the terms of the vendor agreement; (2) evaluated, based on the terms of the agreement, if the amount should be deferred and recorded as a reduction of merchandise inventory; and (3) tested the settlement of the arrangement.

•We tested the amount of these deferred vendor allowances recorded as a reduction to inventory by developing an expectation for the amount and comparing our expectation to the amount recorded by management.

Goodwill – Best Buy Health Reporting Unit — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $1,383 million as of February 3, 2024, of which $891 million was related to the Best Buy Health reporting unit. The Company uses a combination of the discounted cash flow model and market data to estimate the fair value of the Best Buy Health reporting unit. The discounted cash flow model requires management to make subjective estimates and assumptions related to forecasts of cash flows, such as revenue growth rates and margin rates, and estimates of the weighted average cost of capital rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The fair value of the Best Buy Health reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of the Best Buy Health reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecasts of cash flows, such as revenue growth rates and margin rates, and estimates of the weighted average cost of capital rate, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of cash flows, such as revenue growth rates and margin rates, and estimates of the weighted average cost of capital rate used by management to estimate the fair value of the Best Buy Health reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Best Buy Health reporting unit, such as controls related to management’s forecasts of future revenue and margin rates, and estimates of the weighted average cost of capital rate.

•We evaluated management’s ability to accurately forecast future revenues and margin rates by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue forecasts and margin rates by comparing the forecasts to: (1) the Company’s historical revenue growth rates, including, for new products and services, similar existing products and services; (2) internal communications to management and the board of directors; (3) underlying source documents, when available, such as customer contracts; (4) forecasted information included in industry reports, applicable market data, and certain peer companies; and (5) underlying analyses detailing business strategies and growth plans.

•We inquired of operating and sales management teams to determine whether the judgments and assumptions used in the future revenue projections were consistent with the strategy and long-range plans for the Best Buy Health reporting unit.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the weighted average cost of capital rate by: (1) testing the mathematical accuracy of the calculations; and (2) developing a range based upon our independent estimate and comparing the rate selected by management to that range.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 15, 2024

We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2024, of the Company and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 15, 2024

Consolidated Balance Sheets

$ in millions, except per share amounts

	February 3, 2024	January 28, 2023
Assets
Current assets
Cash and cash equivalents	$1,447	$1,874
Receivables, net	939	1,141
Merchandise inventories	4,958	5,140
Other current assets	553	647
Total current assets	7,897	8,802
Property and equipment
Land and buildings	702	688
Leasehold improvements	2,275	2,260
Fixtures and equipment	4,002	3,928
Property under finance leases	97	100
Gross property and equipment	7,076	6,976
Less accumulated depreciation	4,816	4,624
Net property and equipment	2,260	2,352
Operating lease assets	2,758	2,746
Goodwill	1,383	1,383
Other assets	669	520
Total assets	$14,967	$15,803

Liabilities and equity
Current liabilities
Accounts payable	$4,637	$5,687
Unredeemed gift card liabilities	253	274
Deferred revenue	1,000	1,116
Accrued compensation and related expenses	486	405
Accrued liabilities	902	843
Current portion of operating lease liabilities	618	638
Current portion of long-term debt	13	16
Total current liabilities	7,909	8,979
Long-term operating lease liabilities	2,199	2,164
Long-term liabilities	654	705
Long-term debt	1,152	1,160
Contingencies and commitments (Note 13)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 215.4 million and 218.1 million shares, respectively	22	22
Additional paid-in capital	31	21
Retained earnings	2,683	2,430
Accumulated other comprehensive income	317	322
Total equity	3,053	2,795
Total liabilities and equity	$14,967	$15,803

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ and shares in millions, except per share amounts

Fiscal Years Ended	February 3, 2024	January 28, 2023	January 29, 2022
Revenue	$43,452	$46,298	$51,761
Cost of sales	33,849	36,386	40,121
Gross profit	9,603	9,912	11,640
Selling, general and administrative expenses	7,876	7,970	8,635
Restructuring charges	153	147	(34)
Operating income	1,574	1,795	3,039
Other income (expense):
Gain on sale of subsidiary, net	21	-	-
Investment income and other	78	28	10
Interest expense	(52)	(35)	(25)
Earnings before income tax expense and equity in income of affiliates	1,621	1,788	3,024
Income tax expense	381	370	574
Equity in income of affiliates	1	1	4
Net earnings	$1,241	$1,419	$2,454

Basic earnings per share	$5.70	$6.31	$9.94
Diluted earnings per share	$5.68	$6.29	$9.84

Weighted-average common shares outstanding:
Basic	217.7	224.8	246.8
Diluted	218.5	225.7	249.3

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

$ in millions

Fiscal Years Ended	February 3, 2024	January 28, 2023	January 29, 2022
Net earnings	$1,241	$1,419	$2,454
Foreign currency translation adjustments, net of tax	(5)	(7)	1
Comprehensive income	$1,236	$1,412	$2,455

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	February 3, 2024	January 28, 2023	January 29, 2022
Operating activities
Net earnings	$1,241	$1,419	$2,454
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	923	918	869
Restructuring charges	153	147	(34)
Stock-based compensation	145	138	141
Deferred income taxes	(214)	51	14
Gain on sale of subsidiary, net	(21)	-	-
Other, net	26	12	11
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Receivables	204	(103)	17
Merchandise inventories	178	809	(328)
Other assets	(18)	(21)	(14)
Accounts payable	(1,025)	(1,099)	(201)
Income taxes	52	36	(156)
Other liabilities	(174)	(483)	479
Total cash provided by operating activities	1,470	1,824	3,252

Investing activities
Additions to property and equipment	(795)	(930)	(737)
Purchases of investments	(9)	(46)	(233)
Net proceeds from sale of subsidiary	14	-	-
Sales of investments	7	7	66
Acquisitions, net of cash acquired	-	-	(468)
Other, net	2	7	-
Total cash used in investing activities	(781)	(962)	(1,372)

Financing activities
Repurchase of common stock	(340)	(1,014)	(3,502)
Issuance of common stock	19	16	29
Dividends paid	(801)	(789)	(688)
Repayments of debt	(19)	(19)	(133)
Other, net	(3)	-	(3)
Total cash used in financing activities	(1,144)	(1,806)	(4,297)

Effect of exchange rate changes on cash	(5)	(8)	(3)
Decrease in cash, cash equivalents and restricted cash	(460)	(952)	(2,420)
Cash, cash equivalents and restricted cash at beginning of period	2,253	3,205	5,625
Cash, cash equivalents and restricted cash at end of period	$1,793	$2,253	$3,205

Supplemental cash flow information
Income taxes paid (includes payments for purchased tax credits of $103 million, $2 million and $4 million, respectively)	$543	$283	$716
Interest paid	$51	$31	$22

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts

Common Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances as of January 30, 2021	256.9	$26	$-	$4,233	$328	$4,587
Net earnings	-	-	-	2,454	-	2,454
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	1	1
Stock-based compensation	-	-	141	-	-	141
Issuance of common stock	2.7	-	29	-	-	29
Common stock dividends, $2.80 per share	-	-	14	(702)	-	(688)
Repurchase of common stock	(32.2)	(3)	(184)	(3,317)	-	(3,504)
Balances as of January 29, 2022	227.4	23	-	2,668	329	3,020
Net earnings	-	-	-	1,419	-	1,419
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(7)	(7)
Stock-based compensation	-	-	138	-	-	138
Issuance of common stock	2.5	-	16	-	-	16
Common stock dividends, $3.52 per share	-	-	14	(804)	-	(790)
Repurchase of common stock	(11.8)	(1)	(147)	(853)	-	(1,001)
Balances as of January 28, 2023	218.1	22	21	2,430	322	2,795
Net earnings	-	-	-	1,241	-	1,241
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(5)	(5)
Stock-based compensation	-	-	145	-	-	145
Issuance of common stock	2.0	-	19	-	-	19
Common stock dividends, $3.68 per share	-	-	14	(816)	-	(802)
Repurchase of common stock	(4.7)	-	(168)	(172)	-	(340)
Balances as of February 3, 2024	215.4	$22	$31	$2,683	$317	$3,053

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

In fiscal 2024, we completed the sale of a Mexico subsidiary subsequent to our exit from operations in Mexico and recognized a $21 million gain within Gain on sale of subsidiary, net on our Consolidated Statements of Earnings. Refer to Note 3, Restructuring, for additional information regarding our exit from operations in Mexico.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2024, fiscal 2023 and fiscal 2022 ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively. Unless otherwise noted, references to years in these notes to consolidated financial statements relate to fiscal years, and not calendar years. Fiscal 2024 included 53 weeks with the 53rd week occurring in the fiscal fourth quarter. Fiscal 2023 and fiscal 2022 each included 52 weeks.

Adopted Accounting Pronouncements

In the first quarter of fiscal 2024, we adopted the Accounting Standards Update (“ASU”) 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. ASU 2022-04 requires entities to disclose the key terms of the supplier finance programs they use in connection with the purchase of goods and services, along with the amount of obligations outstanding at the end of each period. Beginning in fiscal 2025, an annual roll-forward of such obligations is also required. Below are the applicable disclosures as a result of ASU 2022-04.

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Under this program, the financial institution agrees to terms with our suppliers, including amounts that are eligible for early payment, the timing of such payments and the discounts. The financial institution then pays the supplier based on the payment terms agreed to. Suppliers’ participation in this program is at their own option. The financial institution can vary discounts offered at their own discretion. Our rights and obligations to our suppliers – which are typically formalized in standardized agreements – are not affected by the existence of the program. Our liability associated with the funded participation in the program, which is included in Accounts payable on our Consolidated Balance Sheets, was $426 million and $386 million as of February 3, 2024, and January 28, 2023, respectively.

New Accounting Pronouncements and Disclosure Rules

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the ASU and expect to include updated segment expense disclosures in our fiscal 2025 Form 10-K.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the ASU and expect to include updated income tax disclosures in our fiscal 2026 Form 10-K.

In March 2024, the U.S. Securities and Exchange Commission issued its final climate disclosure rule, which requires the disclosure of Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements, when material. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025. We are currently evaluating the impact of the new rule and expect to include updated climate-related disclosures in our fiscal 2026 Form 10-K.

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

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within Selling, general and administrative expenses (“SG&A”) on our Consolidated Statements of Earnings.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheets are reconciled to the total shown on our Consolidated Statements of Cash Flows as follows ($ in millions):

	February 3, 2024	January 28, 2023	January 29, 2022
Cash and cash equivalents	$1,447	$1,874	$2,936
Restricted cash included in Other current assets	346	379	269
Total cash, cash equivalents and restricted cash	$1,793	$2,253	$3,205

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Amounts included in restricted cash are primarily restricted to cover product protection plans provided under our membership offerings and other self-insurance liabilities.

Receivables

Receivables consist primarily of amounts due from banks for customer credit card and debit card transactions, vendors for various vendor funding programs, mobile phone network operators for device sales and commissions, and online marketplace partnerships. Receivables are stated at their carrying values, net of a reserve for expected credit losses, which is primarily based on historical collection trends. Our allowances for uncollectible receivables were $32 million and $30 million as of February 3, 2024, and January 28, 2023, respectively. We had $43 million and $41 million of write-offs in fiscal 2024 and fiscal 2023, respectively.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or net realizable value. The weighted-average method is used to determine the cost of inventory which includes costs of in-bound freight to move inventory into our distribution centers. Also included as a reduction to the cost of inventory are certain vendor allowances. Costs associated with storing and transporting merchandise inventories to our retail stores are expensed as incurred and included within Cost of sales on our Consolidated Statements of Earnings.

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

Our inventory valuation reflects adjustments for physical inventory losses (resulting from, for example, theft). Physical inventory is maintained through a combination of full location counts and more regular cycle counts.

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

When reviewing long-lived assets for impairment, we group long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For example, long-lived assets deployed at store locations are reviewed for impairment at either the individual store level or at the local market level. Such reviews involve comparing the net carrying value of all assets to the net cash flow projections for each store or market. In addition, we conduct separate impairment reviews at other levels as appropriate, for example, to evaluate the potential impairment of assets shared by several areas of operations, such as information technology systems.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying components of operating segments which constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $492 million and $891 million, respectively, as of February 3, 2024, and January 28, 2023.

Our detailed impairment testing involves comparing the fair value of each reporting unit with its carrying value, including goodwill. Fair value reflects the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction and typically requires analysis of discounted cash flows and market data, such as revenue multiples and quoted market prices. If the fair value of a reporting unit exceeds its carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Derivatives

Net Investment Hedges

We use foreign currency forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. The contracts have terms of up to 12 months. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. We limit recognition in net earnings of amounts previously recorded in other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. We report the gains and losses, if any, related to the amount excluded from the assessment of hedge effectiveness in net earnings.

Interest Rate Swaps

We utilize “receive fixed-rate, pay variable-rate” interest rate swaps to mitigate the effect of interest rate fluctuations on our $500 million principal amount of notes due October 1, 2028 (“2028 Notes”). Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no impact on our Consolidated Statements of Earnings from the fair value of the derivatives.

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

Insurance

We are self-insured for certain losses related to workers’ compensation, medical, general liability and auto claims; however, we obtain third-party excess insurance coverage to limit our exposure to certain claims. Some of these self-insured losses are managed through a wholly-owned insurance captive. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We utilize valuations provided by qualified, independent third-party actuaries as well as internal insurance and risk expertise. Our net self-insured liabilities included on our Consolidated Balance Sheets were as follows ($ in millions):

	February 3, 2024	January 28, 2023
Short-term liabilities	$111	$111
Long-term liabilities	57	53
Total	$168	$164

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

Accrued Liabilities

The major components of accrued liabilities are sales tax liabilities, advertising accruals, accrued income taxes, sales return reserves and insurance liabilities.

Long-Term Liabilities

The major components of long-term liabilities are deferred revenue from our private label and co-branded credit card arrangement and unrecognized tax benefits.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our Consolidated Balance Sheet dates. Results of operations and cash flows are translated using the average exchange rates throughout the periods. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders' equity in accumulated other comprehensive income. Gains and losses from foreign currency transactions, which are included in SG&A on our Consolidated Statements of Earnings, have not been significant in any period presented.

Revenue Recognition

We generate revenue from the sale of products and services, both as a principal and as an agent. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our revenue excludes sales and usage-based taxes collected and is reported net of sales refunds, which includes an estimate of future returns and contract cancellations based on historical refund rates, with a corresponding reduction to cost of sales. We defer the revenue associated with any unsatisfied performance obligation until the obligation is satisfied, typically when control of a product is transferred to the customer or a service is completed.

Product Revenue

Product revenue is recognized when the customer takes physical control, either in our stores or at their home. Any fees charged to customers for delivery are recognized when delivery has been completed. We use delivery information to determine when to recognize revenue for delivered products and any related delivery fee revenue.

In most cases, we are the principal to product contracts as we have control of the physical products prior to transfer to the customer. Accordingly, revenue is recognized on a gross basis.

For certain sales, primarily activation-based software licenses and third-party stored-value cards, we are the sales agent providing access to the content and recognize commission revenue net of amounts due to third parties who fulfill the performance obligation. For these transactions, commission revenue is typically recorded once customers have taken possession of licenses or cards and can access their benefits.

Warranty obligations associated with the sale of our exclusive brands products are assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Services - When we are the principal

We recognize revenue for services, such as delivery, installation, set-up, software troubleshooting, product repair, and data services once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the service or serviced product. Payment terms are typically at the point of sale, but may also occur upon completion of the service. Our service contracts are primarily with retail customers, merchandise vendors (for factory warranty repairs) and extended warranty underwriters.

For technical support membership contracts (for example, our Best Buy Total membership offering), we are responsible for providing support services to customers. These contracts have terms ranging from one month to one year and typically contain several performance obligations. Payment for the membership contracts is typically due at the start of the contract period. We have determined that our contracts do not include a significant financing component. For performance obligations provided over time, we recognize revenue primarily on a usage basis, an input method of measuring progress over the related contract term. This method is derived by analysis of historical utilization patterns as this depicts when customers use the services and, accordingly, when delivery of the performance obligation occurs. There is judgment in, for example, estimating the relative standalone selling price for bundled performance obligations; the appropriate recognition methodology for each performance obligation; and, for those based on usage, the expected pattern of consumption across a large portfolio of customers. When insufficient reliable and relevant history is available to estimate usage, we generally recognize revenue ratably over the life of the contract until such history has accumulated.

Services - When we are the agent

On behalf of third-party underwriters, we sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue once the corresponding product revenue is recognized. In addition, in some cases we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the financial performance of the underwriter’s protection plan portfolio. We do not share in any losses of the portfolio. We record any profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs during our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year. Net commissions and profit-sharing revenue earned from the sale of extended warranties represented 0.8%, 0.9% and 1.4% of revenue in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

We earn commissions from mobile network carriers to sell service contracts on their platforms. Revenue is recognized upon sale of the contract and activation of the customer on the provider’s platform. The time between when we activate the service with the customer and when we receive payment from the content provider is generally 30 to 60 days, which is after control has passed. Activation commissions are subject to repayment to the carrier primarily in the event of customer cancellation for specified time periods after the sale. Commission revenue from mobile network carriers is reported net of the expected cancellations, which we estimate based on historical cancellation rates.

Credit Card Revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Approximately 25% of Domestic revenue in fiscal 2024, fiscal 2023 and fiscal 2022 was transacted using one of our branded cards. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partners based on the annual performance of their corresponding portfolio, and we receive quarterly payments based on forecasts of full-year performance. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each quarter when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically quarterly. Profit-share payments occur quarterly, shortly after the end of each program quarter. Profit-sharing revenue from our credit card arrangement approximated 1.4%, 1.4% and 0.9% of Domestic revenue in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Best Buy Gift Cards

We sell Best Buy gift cards to our customers in our retail stores, online and through select third parties. Our gift cards do not expire. We recognize revenue from gift cards when the card is redeemed by the customer. We also recognize revenue for the portion of gift card values that is not expected to be redeemed (“breakage”). We estimate breakage based on historical patterns and other factors, such as laws and regulations applicable to each jurisdiction. We recognize breakage revenue using a method that is consistent with customer redemption patterns. Typically, over 90% of gift card redemptions (and therefore recognition of over 90% of gift card breakage revenue) occur within one year of issuance. There is judgment in assessing the level at which we group gift cards for analysis of breakage rates, redemption patterns and the ultimate value of gift cards which we do not expect to be redeemed. Gift card breakage income was $40 million, $59 million and $49 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Sales Incentives

We frequently offer sales incentives that entitle our customers to receive a gift card at the time of purchase or an instant savings coupon that can be redeemed towards a future purchase. For sales incentives issued to customers that are only earned in conjunction with the purchase of products or services, the sales incentives represent an option that is a material right and, accordingly, is a performance obligation in the contract. The revenue allocated to these sales incentives is deferred as a contract liability and is based on the cards that are projected to be redeemed. We recognize revenue for this performance obligation when it is redeemed by the customer or when it is not expected to be redeemed. There is judgment in determining the level at which we group incentives based on similar redemption patterns, future redemption patterns and the ultimate number of incentives that we do not expect to be redeemed.

We also issue coupons that are not earned in conjunction with a purchase of a product or service, typically as part of targeted marketing activities. This is not a performance obligation, but is recognized as a reduction of the transaction price when redeemed by the customer.

Customer Loyalty Programs

We have customer loyalty programs which allow members to earn points when using our private label and co-branded credit cards. Points earned enable members to receive a certificate that may be redeemed on future purchases. Certificate expirations are typically two months from the date of issuance. Our loyalty programs represent customer options that provide a material right and, accordingly, are performance obligations for each applicable contract. The relative standalone selling price of points earned by our loyalty program members is deferred and included in Deferred revenue on our Consolidated Balance Sheets based on the percentage of points that are projected to be redeemed. We recognize revenue for this performance obligation over time when a certificate is redeemed by the customer. There is inherent judgment in estimating the value of our customer loyalty programs as they are susceptible to factors outside of our influence, particularly customer redemption activity. However, we have significant experience in estimating the amount and timing of redemptions of certificates, based primarily on historical data.

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

Selling, General and Administrative Expenses
Payroll and benefit costs for retail and corporate employees, including termination benefits incurred as part of normal operations
Occupancy and maintenance costs of retail, services and corporate facilities
Depreciation and amortization related to retail, services and corporate assets
Advertising costs
Vendor allowances that are a reimbursement of specific, incremental and identifiable costs
Tender costs, including bank charges and costs associated with credit card and debit card interchange fees
Charitable contributions
Outside and outsourced service fees
Long-lived asset impairment charges
Other administrative costs, such as supplies, travel and lodging

Vendor Allowances

We receive funds from our merchandise vendors through a variety of programs and arrangements, primarily in the form of purchases-based or sales-based volumes and for product advertising and placement. We recognize allowances based on purchases and sales as a reduction of cost of sales when the associated inventory is sold. Allowances for advertising and placement are recognized as a reduction of cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell a vendor’s products are recorded as an offset to the related expense within SG&A on our Consolidated Statements of Earnings when incurred.

Advertising Costs

Advertising costs, which are included in SG&A on our Consolidated Statements of Earnings, are expensed the first time the advertisement runs and consist primarily of digital advertisements. Advertising expenses were $794 million, $864 million and $915 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense for the fair value of our stock-based compensation awards, which is determined based on the closing market price of our stock at the date of grant for time-based and performance-based share awards, and Monte-Carlo simulation for market-based share awards. Compensation expense is recognized on a straight-line basis over the period in which services are required, except for certain performance-based share awards that vest on a graded basis, in which case the expense is front-loaded using the graded-attribution basis. Forfeitures are expensed as incurred or upon termination.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net earnings plus certain other items that are recorded directly to shareholders’ equity.

2.   Acquisitions

Current Health Ltd.

In fiscal 2022, we acquired all outstanding shares of Current Health, a care-at-home technology platform, on November 2, 2021, for net cash consideration of $389 million. The acquisition resulted in $351 million of goodwill that was assigned to our Best Buy Health reporting unit and was deductible for income tax purposes. The acquisition is aligned with our focus in virtual care to enable people in their homes to connect seamlessly with their health care providers and is included in our Domestic reportable segment and Services revenue category. The acquisition was not material to the results of our operations.

Two Peaks, LLC d/b/a Yardbird Furniture

In fiscal 2022, we acquired all outstanding shares of Yardbird, a direct-to-consumer outdoor furniture company, on November 4, 2021, for net cash consideration of $79 million. The acquisition resulted in $47 million of goodwill that was assigned to our Best Buy Domestic reporting unit and was deductible for income tax purposes. The acquisition expands our assortment in categories like outdoor living and was not material to the results of our operations.

3.   Restructuring

Restructuring charges were as follows ($ in millions):

	2024	2023	2022
Fiscal 2024 Restructuring Initiative	$171	$-	$-
Fiscal 2023 Resource Optimization Initiative	(18)	145	-
Mexico Exit and Strategic Realignment(1)	-	2	(41)
Fiscal 2020 U.S. Retail Operating Model Changes	-	-	1
Total	$153	$147	$(40)

(1)Includes ($6) million related to inventory markdowns recorded in Cost of sales on our Consolidated Statements of Earnings in fiscal 2022.

Fiscal 2024 Restructuring Initiative

During the fourth quarter of fiscal 2024, we commenced an enterprise-wide restructuring initiative intended to accomplish the following: (1) align field labor resources with where customers want to shop to optimize the customer experience; (2) redirect corporate resources for better alignment with our strategy; and (3) right-size resources to better align with our revenue outlook for fiscal 2025.

All charges incurred related to this plan were comprised of employee termination benefits from continuing operations, including $163 million and $8 million within our Domestic and International segments, respectively, and were presented within Restructuring charges on our Consolidated Statements of Earnings. We currently expect to incur additional charges in fiscal 2025, primarily within our Domestic segment, of approximately $10 million to $30 million related to this plan.

There were no cash payments related to this plan during fiscal 2024 and our termination benefits liability as of February 3, 2024, was $171 million, comprised of $163 million in our Domestic segment and $8 million in our International segment. We expect to pay up to $135 million of employee termination benefits during fiscal 2025, with the remainder being paid in fiscal 2026.

Fiscal 2023 Resource Optimization Initiative

During the second quarter of fiscal 2023, we commenced an enterprise-wide initiative to better align our spending with critical strategies and operations, as well as to optimize our cost structure. We do not expect to incur material future restructuring charges related to this plan.

All charges incurred related to this plan were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Consolidated Statements of Earnings as follows ($ in millions):

	2024	2023	Cumulative Amount as of February 3, 2024
Domestic	$(16)	$140	$124
International	(2)	5	3
Total	$(18)	$145	$127

Restructuring accrual activity related to this plan was as follows ($ in millions):

	Domestic	International	Total
Balances as of January 29, 2022	$-	$-	$-
Charges	145	5	150
Cash payments	(38)	-	(38)
Adjustments(1)	(5)	-	(5)
Balances as of January 28, 2023	102	5	107
Cash payments	(70)	(3)	(73)
Adjustments(1)	(16)	(2)	(18)
Balances as of February 3, 2024	$16	$-	$16

(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

Mexico Exit and Strategic Realignment

In the third quarter of fiscal 2021, we made the decision to exit our operations in Mexico and began taking other actions to more broadly align our organizational structure in support of our strategy. Charges incurred in our International segment primarily related to our decision to exit our operations in Mexico. All of our former stores in Mexico were closed as of the end of the first quarter of fiscal 2022. Charges incurred in our Domestic segment primarily related to actions taken to align our organizational structure in support of our strategy. We do not expect to incur material future restructuring charges related to this initiative and no material liability remains as of February 3, 2024.

All charges incurred related to this plan were from continuing operations and presented as follows ($ in millions):

	Statement of	2022			Cumulative Amount as of February 3, 2024
	Earnings Location	Domestic	International	Total	Domestic	International	Total
Inventory markdowns	Cost of sales	$-	$(6)	$(6)	$-	$17	$17
Asset impairments(1)	Restructuring charges	-	6	6	10	63	73
Termination benefits	Restructuring charges	(40)	(1)	(41)	83	20	103
Currency translation adjustment	Restructuring charges	-	-	-	-	39	39
Other(2)	Restructuring charges	-	-	-	-	6	6
		$(40)	$(1)	$(41)	$93	$145	$238

(1)Remaining net carrying value of asset impairments approximates fair value and was immaterial as of February 3, 2024.

(2)Other charges are primarily comprised of contract termination costs.

No material restructuring accrual activity occurred in fiscal 2024 or fiscal 2023 related to this plan.

4.   Goodwill and Intangible Assets

Goodwill

Goodwill balances by reportable segment were as follows ($ in millions):

	February 3, 2024		January 28, 2023
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(67)	$1,450	$(67)
International	608	(608)	608	(608)
Total	$2,058	$(675)	$2,058	$(675)

No impairment charges were recorded for the periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Consolidated Balance Sheets as follows ($ in millions):

	February 3, 2024		January 28, 2023		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of February 3, 2024 (in years)
Customer relationships	$360	$276	$360	$236	10.1
Tradenames	108	69	108	56	4.8
Developed technology	64	59	64	51	3.8
Total	$532	$404	$532	$343	8.2

Amortization expense was as follows ($ in millions):

	Statement of Earnings Location	2024	2023	2022
Amortization expense	SG&A	$61	$86	$82

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Fiscal Year	Amount
Fiscal 2025	$21
Fiscal 2026	21
Fiscal 2027	18
Fiscal 2028	12
Fiscal 2029	11
Thereafter	45

5.   Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets accounted for at fair value were as follows ($ in millions):

		Fair Value	Fair Value at
Assets	Balance Sheet Location(1)	Hierarchy	February 3, 2024	January 28, 2023
Money market funds(2)	Cash and cash equivalents	Level 1	$330	$280
Time deposits(3)	Cash and cash equivalents	Level 2	60	203
Money market funds(2)	Other current assets	Level 1	182	178
Time deposits(3)	Other current assets	Level 2	50	-
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	48	47

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

Nonrecurring Fair Value Measurements

In fiscal 2022, we recorded asset impairments related to our exit from operations in Mexico. See Note 3, Restructuring, for additional information regarding the charges incurred and the net carrying value of assets remaining.

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

Long-term debt is presented at carrying value on our Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	February 3, 2024		January 28, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,022	$1,139	$1,019	$1,143

(1)Excludes debt discounts, issuance costs and finance lease obligations.

6.   Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign currency forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations and by using interest rate swaps to mitigate the effect of interest rate fluctuations on our 2028 Notes. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

Our derivative instruments designated as net investment hedges and interest rate swaps are recorded on our Consolidated Balance Sheets at fair value. See Note 5, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

	Notional Amount
Contract Type	February 3, 2024	January 28, 2023
Derivatives designated as net investment hedges	$100	$114
Derivatives designated as interest rate swap contracts	500	500
No hedging designation (foreign currency forward contracts)	66	56
Total	$666	$670

Effects of our derivative instruments on our Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
Contract Type	Statement of Earnings Location	2024	2023	2022
Interest rate swap contracts	Interest expense	$(4)	$(57)	$(41)
Adjustments to carrying value of long-term debt	Interest expense	4	57	41
Total		$-	$-	$-

7.   Leases

Supplemental balance sheet information related to our leases was as follows ($ in millions):

	Balance Sheet Location	February 3, 2024	January 28, 2023
Assets
Operating leases	Operating lease assets	$2,758	$2,746
Finance leases	Property under finance leases, net(1)	43	50
Total lease assets		$2,801	$2,796
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$618	$638
Finance leases	Current portion of long-term debt	13	16
Non-current:
Operating leases	Long-term operating lease liabilities	2,199	2,164
Finance leases	Long-term debt	21	26
Total lease liabilities		$2,851	$2,844

(1)

(1)Finance leases were recorded net of accumulated depreciation of $54 million and $50 million as of February 3, 2024, and January 28, 2023, respectively.

Components of our total lease cost were as follows ($ in millions):

	Statement of Earnings Location	2024	2023	2022
Operating lease cost(1)	Cost of sales and SG&A(2)	$777	$780	$770
Finance lease cost:
Depreciation of lease assets	Cost of sales and SG&A(2)	16	15	13
Interest on lease liabilities	Interest expense	1	1	1
Variable lease cost	Cost of sales and SG&A(2)	239	233	238
Sublease income	SG&A	(11)	(12)	(13)
Total lease cost		$1,022	$1,017	$1,009

(1)

(1)Includes short-term leases, which are immaterial.

(2)Supply chain-related amounts are included in Cost of sales.

Other information related to our leases was as follows ($ in millions):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$772	$781
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	14	18
Lease assets obtained in exchange for new lease liabilities:
Operating leases	717	809
Finance leases	11	18
Weighted average remaining lease term (in years):
Operating leases	5.2	5.1
Finance leases	5.9	5.5
Weighted average discount rate:
Operating leases	3.6%	3.0%
Finance leases	3.9%	3.2%

Future lease payments under our non-cancellable leases as of February 3, 2024, were as follows ($ in millions):

	Operating Leases(1)	Finance Leases(1)
Fiscal 2025	$708	$16
Fiscal 2026	675	10
Fiscal 2027	559	6
Fiscal 2028	432	3
Fiscal 2029	288	1
Thereafter	460	3
Total future undiscounted lease payments	3,122	39
Less imputed interest	305	5
Total reported lease liability	$2,817	$34

(1)Lease payments exclude $118 million of legally binding fixed costs for leases signed but not yet commenced.

8.   Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 12, 2023, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into in May 2021 and scheduled to expire in May 2026, but was terminated on April 12, 2023. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of February 3, 2024, or the Previous Facility as of January 28, 2023.

The interest rate under the Five-Year Facility Agreement is variable and, absent certain events of default, is determined at our option as: (i) the sum of (a) the greatest of (1) JPMorgan Chase Bank, N.A.’s prime rate, (2) the greater of the federal funds effective rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) Adjusted Term Secured Overnight Financing Rate (the “Adjusted Term SOFR” as defined in the Five-Year Facility Agreement) for an interest period of one month plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) Adjusted Term SOFR for the applicable interest period plus a variable margin rate (the “Term SOFR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, Term SOFR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.00% to 0.100%, the Term SOFR Margin ranges from 0.680% to 1.100%, and the facility fee ranges from 0.070% to 0.150%.

The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries’ abilities to incur liens on certain assets, make material changes in corporate structure or materially alter the nature of our business, dispose of material assets, engage in mergers, consolidations and certain other fundamental changes, or engage in certain transactions with affiliates.

The Five-Year Facility Agreement also contains a covenant that requires the registrant to maintain a maximum quarterly cash flow leverage ratio. The Five-Year Facility Agreement contains customary default provisions, including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	February 3, 2024	January 28, 2023
2028 Notes	$500	$500
2030 Notes	650	650
Interest rate swap valuation adjustments	(11)	(7)
Subtotal	1,139	1,143
Debt discounts and issuance costs	(8)	(9)
Finance lease obligations	34	42
Total long-term debt	1,165	1,176
Less: current portion	13	16
Total long-term debt, less current portion	$1,152	$1,160

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

Other than our 2028 Notes, we do not have any future maturities of long-term debt within the next five fiscal years.

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

The 2020 Plan authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. We have not granted incentive stock options. Under the terms of the 2020 Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the 2020 Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors (“Board”) at the time of grant. Dividend equivalents accrue on restricted stock and restricted stock units during the vesting period, are forfeitable prior to the vesting date and are settled in shares of our common stock at the vesting or distribution date. As of February 3, 2024, a total of 13.0 million shares were available for future grants under the 2020 Plan.

Stock-based compensation expense was as follows ($ in millions):

	2024	2023	2022
Share awards:
Time-based	$126	$121	$109
Market-based	19	14	12
Performance-based	-	-	17
Stock options	-	3	3
Stock-based compensation expense	145	138	141
Income tax benefits	27	27	26
Stock-based compensation expense, net of tax	$118	$111	$115

Time-Based Share Awards

Time-based share awards vest solely upon continued employment, generally 33% on each of the three annual anniversary dates following the grant date. Time-based share awards to directors vest one year from the date of grant. Information on our time-based share awards was as follows (shares in thousands):

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of January 28, 2023	3,046	$90.96
Granted	2,003	$77.70
Vested and distributed	(1,476)	$85.71
Forfeited	(307)	$91.83
Outstanding as of February 3, 2024	3,266	$85.71

The total fair value vested and distributed during fiscal 2024, fiscal 2023 and fiscal 2022 was $114 million, $159 million and $194 million, respectively. The actual tax benefits realized for the tax deductions related to vesting in fiscal 2024, fiscal 2023 and fiscal 2022 were $24 million, $33 million and $41 million, respectively. As of February 3, 2024, there was $140 million of unrecognized compensation expense related to non-vested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

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

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of January 28, 2023	514	$96.61
Granted	267	$86.95
Adjustment for performance achievement	(178)	$53.18
Forfeited	(24)	$98.03
Outstanding as of February 3, 2024	579	$106.38

Distributions of market-based share awards in fiscal 2024 were not significant. The total fair value distributed during fiscal 2023 and fiscal 2022 was $18 million and $27 million, respectively. The actual tax benefits realized for the tax deductions related to distributions were $2 million and $3 million in fiscal 2023 and fiscal 2022, respectively. As of February 3, 2024, there was $21 million of unrecognized compensation expense related to non-vested market-based share awards that we expect to recognize over a weighted-average period of 1.7 years.

Performance-Based Share Awards

Performance-based share awards generally vest upon the achievement of company performance goals based upon certain revenue or profitability measures. For revenue-based performance awards, the number of shares of common stock that could be distributed at the end of the incentive period may range from 0% to 150% of each share granted (“target”). Shares are granted at 100% of target. Awards based on profitability measures vest 33% on each of the three annual anniversary dates following the grant date if the measure of profitability goal has been met. Information on our performance-based share awards was as follows (shares in thousands):

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of January 28, 2023	288	$67.36
Granted	2	$111.87
Adjustment for performance achievement	(46)	$51.79
Distributed	(195)	$61.07
Forfeited	(4)	$77.40
Outstanding as of February 3, 2024	45	$111.68

The total fair value distributed during fiscal 2024, fiscal 2023 and fiscal 2022 was $15 million, $37 million and $43 million, respectively. The actual tax benefits realized for the tax deductions related to distributions in fiscal 2024, fiscal 2023 and fiscal 2022 were $1 million, $3 million and $3 million, respectively. As of February 3, 2024, there was less than $1 million of unrecognized compensation expense related to non-vested performance-based share awards that we expect to recognize over a weighted-average period of 0.2 years.

Stock Options

Our outstanding stock options have a 10-year term and generally vest 33% on each of the three annual anniversary dates following the grant date. All outstanding stock options were vested and exercisable as of February 3, 2024. Information on our stock options was as follows:

	Stock Options (in thousands)	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 28, 2023	720	$60.91
Exercised	(152)	$62.97
Forfeited	(39)	$69.11
Outstanding as of February 3, 2024	529	$59.71	4.9	$8

No stock options were granted in the fiscal years presented. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during fiscal 2024, fiscal 2023 and fiscal 2022 was $2 million, $6 million and $19 million, respectively. As of February 3, 2024, there was no unrecognized compensation expense related to stock options that we expect to recognize.

Net cash proceeds from the exercise of stock options were $9 million, $4 million and $18 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. Income tax benefits realized from stock option exercises were immaterial for all periods presented.

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

As of February 3, 2024, all outstanding options to purchase common stock were exercisable and in-the-money, with a weighted-average price per share of $59.71.

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	2024	2023	2022
Numerator
Net earnings	$1,241	$1,419	$2,454
Denominator
Weighted-average common shares outstanding	217.7	224.8	246.8
Dilutive effect of stock compensation plan awards	0.8	0.9	2.5
Weighted-average common shares outstanding, assuming dilution	218.5	225.7	249.3

Potential shares which were anti-dilutive and excluded from weighted-average share computations	-	0.7	0.1

Basic earnings per share	$5.70	$6.31	$9.94
Diluted earnings per share	$5.68	$6.29	$9.84

Repurchase of Common Stock

On February 28, 2022, our Board approved a $5.0 billion share repurchase program, which replaced the $5.0 billion share repurchase program authorized on February 16, 2021. The program had $3,784 million remaining available for repurchases as of February 3, 2024. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	2024	2023	2022
Total cost of shares repurchased	$340	$1,001	$3,504
Average price per share	$72.52	$84.78	$108.97
Number of shares repurchased and retired	4.7	11.8	32.2

We currently expect to spend approximately $350 million on share repurchases in fiscal 2025.

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

	February 3, 2024	January 28, 2023
Receivables(1)	$512	$581
Short-term contract liabilities included in:
Unredeemed gift cards	253	274
Deferred revenue	1,000	1,116
Accrued liabilities	53	66
Long-term contract liabilities included in:
Long-term liabilities	245	265

(1)Receivables are recorded net of allowances for doubtful accounts of $23 million and $22 million as of February 3, 2024, and January 28, 2023, respectively.

During fiscal 2024 and fiscal 2023, $1,283 million and $1,346 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Fiscal 2025	$33
Fiscal 2026	33
Fiscal 2027	25
Fiscal 2028	25
Fiscal 2029	25
Thereafter	137

See Note 14, Segment and Geographic Information, for information on our revenue by reportable segment and product category.

11.   Income Taxes

Reconciliations of the federal statutory income tax rate to income tax expense were as follows ($ in millions):

	2024	2023	2022
Federal income tax at the statutory rate	$340	$376	$635
State income taxes, net of federal benefit	57	63	88
Change in unrecognized tax benefits	(6)	(45)	(88)
Benefit from foreign operations	(8)	(4)	(8)
Other	(2)	(20)	(53)
Income tax expense	$381	$370	$574
Effective income tax rate	23.5%	20.7%	19.0%

Earnings before income tax expense and equity in income of affiliates by jurisdiction were as follows ($ in millions):

	2024	2023	2022
United States	$1,389	$1,533	$2,677
Foreign	232	255	347
Earnings before income tax expense and equity in income of affiliates	$1,621	$1,788	$3,024

Income tax expense (benefit) was comprised of the following ($ in millions):

	2024	2023	2022
Current:
Federal	$452	$213	$367
State	104	64	132
Foreign	39	42	61
	595	319	560
Deferred:
Federal	(177)	33	22
State	(37)	19	(9)
Foreign	-	(1)	1
	(214)	51	14
Income tax expense	$381	$370	$574

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	February 3, 2024	January 28, 2023
Deferred revenue	$127	$67
Compensation and benefits	91	41
Stock-based compensation	32	29
Other accrued expenses	45	47
Operating lease liabilities	730	729
Loss and credit carryforwards	173	161
Other	42	43
Total deferred tax assets	1,240	1,117
Valuation allowance	(175)	(150)
Total deferred tax assets after valuation allowance	1,065	967

Inventory	(45)	(37)
Property and equipment	(49)	(169)
Operating lease assets	(701)	(698)
Goodwill and intangibles	(81)	(71)
Other	(22)	(39)
Total deferred tax liabilities	(898)	(1,014)
Net deferred tax assets (liabilities)	$167	$(47)

Deferred taxes were presented as follows ($ in millions):

Balance Sheet Location	February 3, 2024	January 28, 2023
Other assets	$167	$4
Long-term liabilities	-	(51)
Net deferred tax assets (liabilities)	$167	$(47)

As of February 3, 2024, we had deferred tax assets for net operating loss carryforwards from international operations of $118 million, of which $32 million will expire in various years through 2040 and the remaining amounts have no expiration; acquired U.S. federal net operating loss carryforwards of $5 million, of which $2 million will expire in various years between 2025 and 2029 and the remaining amounts have no expiration; U.S. federal foreign tax credit carryforwards of $29 million, which will expire between 2025 and 2034; state credit carryforwards of $2 million, which will expire between 2025 and 2033; state net operating loss carryforwards of $10 million, which will expire between 2025 and 2044; international credit carryforwards of $1 million, which have no expiration; and international capital loss carryforwards of $8 million, which have no expiration.

As of February 3, 2024, a valuation allowance of $175 million had been established, of which $29 million is against U.S. federal foreign tax credit carryforwards, $14 million is against international, federal and state capital loss carryforwards, $124 million is against international and state net operating loss carryforwards, $1 million is against international and state credit carryforwards, and $7 million is against other foreign deferred tax assets. The increase in fiscal 2024 was primarily due to current year loss activity from international net operating loss carryforwards, and the set-up of additional valuation allowances against U.S. federal foreign tax credit and capital loss carryforwards and certain foreign deferred tax assets. These increases were partially offset by disposals and releases relating to certain international net operating loss carryforwards.

Reconciliations of changes in unrecognized tax benefits were as follows ($ in millions):

(1)

(1)

	2024	2023	2022
Balances at beginning of period	$163	$235	$327
Gross increases related to prior period tax positions	10	28	3
Gross decreases related to prior period tax positions(1)	(11)	(75)	(103)
Gross increases related to current period tax positions	20	21	28
Settlements with taxing authorities	(3)	-	(7)
Lapse of statute of limitations	(39)	(46)	(13)
Balances at end of period	$140	$163	$235

(1)Represents multi-jurisdiction, multi-year resolutions of certain discrete tax matters.

Unrecognized tax benefits of $121 million, $141 million and $214 million as of February 3, 2024, January 28, 2023, and January 29, 2022, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the “unrecognized tax benefits” above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $3 million, interest income of $6 million and interest income of $20 million was recognized in fiscal 2024, fiscal 2023 and fiscal 2022, respectively. As of February 3, 2024, January 28, 2023, and January 29, 2022, we had accrued interest of $43 million, $42 million and $46 million, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before fiscal 2014.

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

12.   Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. We match 100% of the first 3% of participating employees’ contributions and 50% of the next 2%. Employer contributions vest immediately. Total employer contributions were $76 million, $77 million and $77 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively.

We offer a non-qualified, unfunded deferred compensation plan for highly-compensated employees and members of our Board. Amounts contributed and deferred under the plan are invested in options offered under the plan and elected by the participants. The liability for compensation deferred under the plan was $24 million and $20 million as of February 3, 2024, and January 28, 2023, respectively, and is included in Long-term liabilities on our Consolidated Balance Sheets. See Note 5, Fair Value Measurements, for the fair value of assets held for deferred compensation.

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

We had outstanding letters of credit totaling $71 million as of February 3, 2024.

14.   Segment and Geographic Information

Reportable segment and product category revenue information was as follows ($ in millions):

	2024	2023	2022
Revenue by reportable segment
Domestic	$40,097	$42,794	$47,830
International	3,355	3,504	3,931
Total revenue	$43,452	$46,298	$51,761

	2024	2023	2022
Revenue by product category
Domestic:
Computing and Mobile Phones	$16,930	$18,191	$20,693
Consumer Electronics	12,014	13,040	15,009
Appliances	5,469	6,381	6,784
Entertainment	3,063	2,786	2,963
Services	2,357	2,149	2,190
Other	264	247	191
Total Domestic revenue	$40,097	$42,794	$47,830
International:
Computing and Mobile Phones	$1,552	$1,575	$1,785
Consumer Electronics	955	1,054	1,194
Appliances	335	355	383
Entertainment	300	267	312
Services	173	183	190
Other	40	70	67
Total International revenue	$3,355	$3,504	$3,931

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates, as well as asset information by reportable segment, were as follows ($ in millions):

	2024	2023	2022
Operating income by reportable segment
Domestic(1)	$1,467	$1,634	$2,795
International	107	161	244
Total operating income	1,574	1,795	3,039
Other income (expense):
Gain on sale of subsidiary, net	21	-	-
Investment income and other	78	28	10
Interest expense	(52)	(35)	(25)
Earnings before income tax expense and equity in income of affiliates	$1,621	$1,788	$3,024
Assets
Domestic	$13,660	$14,549	$16,016
International	1,307	1,254	1,488
Total assets	$14,967	$15,803	$17,504
Capital expenditures
Domestic	$760	$891	$691
International	35	39	46
Total capital expenditures	$795	$930	$737
Depreciation
Domestic	$819	$787	$738
International	43	45	49
Total depreciation	$862	$832	$787

(1)Domestic operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

Geographic information was as follows ($ in millions):

	2024	2023	2022
Revenue from external customers
U.S.	$40,097	$42,794	$47,830
Canada	3,355	3,504	3,911
Other	-	-	20
Total revenue from external customers	$43,452	$46,298	$51,761
Property and equipment, net
U.S.	$2,157	$2,243	$2,128
Canada	102	107	120
Other	1	2	2
Total property and equipment, net	$2,260	$2,352	$2,250

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 3, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 3, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 3, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Plan Elections

Set forth below are developments regarding trading plan arrangements among our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the quarter ended February 3, 2024.

•On December 6, 2023, Jason Bonfig, the Company’s Senior Executive Vice President of Customer Offerings and Fulfillment, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the potential sale of up to 28,500 shares of our common stock through February 28, 2025.

Other Information

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in the Company’s Proxy Statement for the 2024 Regular Meeting of Shareholders (the “2024 Proxy Statement”), which is expected to be filed with the SEC on or before June 2, 2024.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the applicable information in the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the applicable information in the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item related to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the applicable information in the 2024 Proxy Statement.

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

3. Exhibits:
		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	3.1	6/12/2020
3.2	Amended and Restated By-Laws	8-K	3.1	6/14/2018
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Third Supplemental Indenture, dated as of September 27, 2018, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor	8-K	4.1	9/27/2018
4.3	Form of 4.450% Notes due 2028 (included in Exhibit 4.2)
4.4	Fourth Supplemental Indenture, dated as of October 1, 2020, to the Indenture, dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	10/1/2020
4.5	Form of 1.950% Notes due 2030 (included in Exhibit 4.4)
4.6	Description of Securities				X
10.1	Five-Year Credit Agreement dated as of April 12, 2023, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	4/13/2023
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.4	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.5	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.6	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.7	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.8	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	DEF 14A	App. B	4/29/2014
*10.9	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.10	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.11	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.12	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.13	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.14	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares	10-Q	10.1	6/5/2017
*10.15	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units	10-Q	10.2	6/5/2017
*10.16	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan	DEF 14A	App. A	5/1/2017
*10.17	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)	10-Q	10.2	9/5/2017
*10.18	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Shares	10-Q	10.1	6/8/2018
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Stock Units	10-Q	10.2	6/8/2018
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Directors	10-Q	10.1	9/10/2018
*10.21	Employment Agreement, dated April 13, 2019, between Corie Barry and Best Buy Co., Inc.	8-K	10.2	4/15/2019
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Shares	10-Q	10.1	6/7/2019
*10.23	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Stock Units	10-Q	10.2	6/7/2019
*10.24	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Directors	10-Q	10.1	9/6/2019
*10.25	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Shares	10-Q	10.2	5/27/2020
*10.26	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Stock Units	10-Q	10.3	5/27/2020
*10.27	Best Buy Co., Inc. 2020 Omnibus Incentive Plan	10-K	10.32	3/19/2021
*10.28	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Directors	10-Q	10.2	8/31/2020
*10.29	Best Buy Severance Plan and Summary Plan Description (January 31, 2021)	10-K	10.34	3/19/2021
*10.30	Form of Employment Separation and General Release Agreement	10-Q	10.2	6/4/2021
*10.31	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Shares	10-K	10.32	3/18/2022
*10.32	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Stock Units	10-K	10.33	3/18/2022
*10.33	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Directors	10-Q	10.1	8/31/2021
*10.34	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Restricted Shares	10-Q	10.1	6/2/2022
*10.35	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Restricted Stock Units	10-Q	10.2	6/2/2022
*10.36	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Directors	10-Q	10.1	9/8/2022
*10.37	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) – Restricted Shares	10-Q	10.2	6/2/2023
*10.38	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) – Restricted Stock Units	10-Q	10.3	6/2/2023
*10.39	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) - Directors	10-Q	10.1	12/1/2023
*10.40	Policy Regarding Shareholder Ratification of Executive Officer Cash Severance Agreements	8-K	10.1	3/7/2024
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy Regarding the Recoupment of Erroneously Awarded Compensation				X
101

The following financial information from our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on March 15, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets at February 3, 2024, and January 28, 2023, (ii) the consolidated statements of earnings for the years ended February 3, 2024, January 28, 2023, and January 29, 2022, (iii) the consolidated statements of comprehensive income for the years ended February 3, 2024, January 28, 2023, and January 29, 2022, (iv) the consolidated statements of cash flows for the years ended February 3, 2024, January 28, 2023, and January 29, 2022, (v) the consolidated statements of changes in shareholders' equity for the years ended February 3, 2024, January 28, 2023, and January 29, 2022, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on March 15, 2024, formatted in iXBRL (included as Exhibit 101).

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

Signature	Title	Date

/s/ Corie Barry	Chief Executive Officer	March 15, 2024
Corie Barry	(principal executive officer)

/s/ Matthew Bilunas	Senior Executive Vice President of Enterprise Strategy, Chief Financial Officer	March 15, 2024
Matthew Bilunas	(principal financial officer)

/s/ Mathew R. Watson	Senior Vice President, Controller and Chief Accounting Officer	March 15, 2024
Mathew R. Watson	(principal accounting officer)

/s/ J. Patrick Doyle	Chairman	March 15, 2024
J. Patrick Doyle

/s/ Lisa M. Caputo	Director	March 15, 2024
Lisa M. Caputo

/s/ David W. Kenny	Director	March 15, 2024
David W. Kenny

/s/ David C. Kimbell	Director	March 15, 2024
David C. Kimbell

/s/ Mario J. Marte	Director	March 15, 2024
Mario J. Marte

/s/ Karen A. McLoughlin	Director	March 15, 2024
Karen A. McLoughlin

/s/ Claudia F. Munce	Director	March 15, 2024
Claudia F. Munce

/s/ Richelle P. Parham	Director	March 15, 2024
Richelle P. Parham

/s/ Steven E. Rendle	Director	March 15, 2024
Steven E. Rendle

/s/ Sima D. Sistani	Director	March 15, 2024
Sima D. Sistani

/s/ Melinda D. Whittington	Director	March 15, 2024
Melinda D. Whittington

/s/ Eugene A. Woods	Director	March 15, 2024
Eugene A. Woods