Form 10-Q
period 2024-05-04
BEST BUY CO INC
filed 2024-06-07
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

The registrant had 215,713,754 shares of common stock outstanding as of June 5, 2024.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 4, 2024

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Current assets
Cash and cash equivalents	$1,214	$1,447	$1,030
Receivables, net	770	939	860
Merchandise inventories	5,225	4,958	5,219
Other current assets	544	553	653
Total current assets	7,753	7,897	7,762
Property and equipment, net	2,196	2,260	2,321
Operating lease assets	2,771	2,758	2,694
Goodwill	1,383	1,383	1,383
Other assets	649	669	528
Total assets	$14,752	$14,967	$14,688

Liabilities and equity
Current liabilities
Accounts payable	$4,664	$4,637	$4,874
Unredeemed gift card liabilities	242	253	256
Deferred revenue	923	1,000	1,015
Accrued compensation and related expenses	380	486	364
Accrued liabilities	812	902	759
Current portion of operating lease liabilities	613	618	625
Current portion of long-term debt	15	13	15
Total current liabilities	7,649	7,909	7,908
Long-term operating lease liabilities	2,222	2,199	2,128
Long-term debt	1,134	1,152	1,155
Long-term liabilities	665	654	704
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 216.1 million, 215.4 million and 218.5 million shares, respectively	22	22	22
Additional paid-in capital	26	31	-
Retained earnings	2,722	2,683	2,454
Accumulated other comprehensive income	312	317	317
Total equity	3,082	3,053	2,793
Total liabilities and equity	$14,752	$14,967	$14,688

NOTE: The Consolidated Balance Sheet as of February 3, 2024, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Revenue	$8,847	$9,467
Cost of sales	6,783	7,317
Gross profit	2,064	2,150
Selling, general and administrative expenses	1,737	1,848
Restructuring charges	15	(9)
Operating income	312	311
Other income (expense):
Investment income and other	25	21
Interest expense	(12)	(12)
Earnings before income tax expense and equity in income (loss) of affiliates	325	320
Income tax expense	80	75
Equity in income (loss) of affiliates	1	(1)
Net earnings	$246	$244

Basic earnings per share	$1.14	$1.11
Diluted earnings per share	$1.13	$1.11

Weighted-average common shares outstanding:
Basic	216.2	218.9
Diluted	217.2	219.9

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net earnings	$246	$244
Foreign currency translation adjustments, net of tax	(5)	(5)
Comprehensive income	$241	$239

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Operating activities
Net earnings	$246	$244
Adjustments to reconcile net earnings to total cash provided by (used in) operating activities:
Depreciation and amortization	219	237
Restructuring charges	15	(9)
Stock-based compensation	38	38
Other, net	12	14
Changes in operating assets and liabilities:
Receivables	168	279
Merchandise inventories	(273)	(86)
Other assets	(8)	(17)
Accounts payable	43	(790)
Income taxes	13	46
Other liabilities	(317)	(287)
Total cash provided by (used in) operating activities	156	(331)

Investing activities
Additions to property and equipment	(152)	(204)
Other, net	(15)	-
Total cash used in investing activities	(167)	(204)

Financing activities
Repurchase of common stock	(50)	(79)
Dividends paid	(202)	(202)
Total cash used in financing activities	(252)	(281)

Effect of exchange rate changes on cash and cash equivalents	(3)	(5)
Decrease in cash, cash equivalents and restricted cash	(266)	(821)
Cash, cash equivalents and restricted cash at beginning of period	1,793	2,253
Cash, cash equivalents and restricted cash at end of period	$1,527	$1,432

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at February 3, 2024	215.4	$22	$31	$2,683	$317	$3,053
Net earnings, three months ended May 4, 2024	-	-	-	246	-	246
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(5)	(5)
Stock-based compensation	-	-	38	-	-	38
Issuance of common stock	1.4	-	4	-	-	4
Common stock dividends, $0.94 per share	-	-	5	(207)	-	(202)
Repurchase of common stock	(0.7)	-	(52)	-	-	(52)
Balances at May 4, 2024	216.1	$22	$26	$2,722	$312	$3,082

Balances at January 28, 2023	218.1	$22	$21	$2,430	$322	$2,795
Net earnings, three months ended April 29, 2023	-	-	-	244	-	244
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(5)	(5)
Stock-based compensation	-	-	38	-	-	38
Issuance of common stock	1.5	-	4	-	-	4
Common stock dividends, $0.92 per share	-	-	4	(206)	-	(202)
Repurchase of common stock	(1.1)	-	(67)	(14)	-	(81)
Balances at April 29, 2023	218.5	$22	$-	$2,454	$317	$2,793

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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. The first three months of fiscal 2025 and fiscal 2024 included 13 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 4, 2024, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of the ASU and expect to include updated segment expense disclosures in our fiscal 2025 Form 10-K.

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

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Our liability associated with the funded participation in the program, which is included in Accounts payable on our Condensed Consolidated Balance Sheets, was $505 million, $426 million and $490 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	May 4, 2024	February 3, 2024	April 29, 2023
Cash and cash equivalents	$1,214	$1,447	$1,030
Restricted cash included in Other current assets	313	346	402
Total cash, cash equivalents and restricted cash	$1,527	$1,793	$1,432

Amounts included in restricted cash are primarily restricted to cover product protection plans provided under our membership offerings and other self-insurance liabilities.

2. Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended
	May 4, 2024	April 29, 2023
Fiscal 2024 Restructuring Initiative	$16	$-
Fiscal 2023 Resource Optimization Initiative	(1)	(9)
Total	$15	$(9)

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

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings as follows ($ in millions):

	Three Months Ended	Cumulative Amount
	May 4, 2024	As of May 4, 2024
Domestic	$17	$180
International	(1)	7
Total	$16	$187

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at February 3, 2024	$163	$8	$171
Charges	17	-	17
Cash payments	(9)	-	(9)
Adjustments(1)	-	(1)	(1)
Balances at May 4, 2024	$171	$7	$178

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

We recorded reductions to employee termination benefits of $1 million and $9 million in the first quarter of fiscal 2025 and fiscal 2024, respectively, primarily related to higher-than-expected employee retention. Cumulative charges incurred related to this initiative as of May 4, 2024, were $126 million, comprised of $123 million and $3 million of employee termination benefits within our Domestic and International segments, respectively.

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at January 28, 2023	$102	$5	$107
Cash payments	(9)	(2)	(11)
Adjustments(1)	(8)	(1)	(9)
Balances at April 29, 2023	$85	$2	$87

Balances at February 3, 2024	$16	$-	$16
Cash payments	(2)	-	(2)
Adjustments(1)	(1)	-	(1)
Balances at May 4, 2024	$13	$-	$13

(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances were as follows as of May 4, 2024, February 3, 2024, and April 29, 2023 ($ in millions):

	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(67)
International	608	(608)
Total	$2,058	$(675)

No impairment charges were recorded during the periods presented.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	May 4, 2024		February 3, 2024		April 29, 2023		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of May 4, 2024 (in years)
Customer relationships	$360	$278	$360	$276	$360	$249	9.8
Tradenames	108	72	108	69	108	60	4.7
Developed technology	64	60	64	59	64	54	3.5
Total	$532	$410	$532	$404	$532	$363	8.1

Amortization expense was as follows ($ in millions):

		Three Months Ended
	Statement of Earnings Location	May 4, 2024	April 29, 2023
Amortization expense	SG&A	$6	$20

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2025	$15
Fiscal 2026	21
Fiscal 2027	18
Fiscal 2028	12
Fiscal 2029	11
Fiscal 2030	9
Thereafter	36

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value at
	Balance Sheet Location(1)	Fair Value Hierarchy	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$234	$330	$133
Time deposits(3)	Cash and cash equivalents	Level 2	110	60	115
Money market funds(2)	Other current assets	Level 1	184	182	200
Time deposits(3)	Other current assets	Level 2	51	50	40
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	49	48	46

Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	27	11	11

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	May 4, 2024		February 3, 2024		April 29, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$994	$1,123	$1,022	$1,139	$1,023	$1,139

(1)Excludes debt discounts, issuance costs and finance lease obligations.

5. Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign exchange forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations and by using interest rate swaps to mitigate interest rate risk on our $500 million of principal amount of notes due October 1, 2028. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

Our derivative instruments designated as net investment hedges and fair value hedges are recorded on our Condensed Consolidated Balance Sheets at fair value. When significant, the gross fair values of our outstanding derivative instruments and corresponding fair value classifications are included in Note 4, Fair Value Measurements.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	May 4, 2024	February 3, 2024	April 29, 2023
Derivatives designated as net investment hedges	$191	$100	$102
Derivatives designated as fair value hedges (interest rate swaps)	500	500	500
No hedge designation (foreign exchange contracts)	57	66	57
Total	$748	$666	$659

Effects of our derivative instruments on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended
	Statement of Earnings Location	May 4, 2024	April 29, 2023
Interest rate swaps	Interest expense	$(15)	$(4)
Adjustments to carrying value of long-term debt	Interest expense	15	4
Total		$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of May 4, 2024, February 3, 2024, or April 29, 2023.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	May 4, 2024	February 3, 2024	April 29, 2023
Notes, 4.45%, due October 1, 2028	$500	$500	$500
Notes, 1.95%, due October 1, 2030	650	650	650
Interest rate swap valuation adjustments	(27)	(11)	(11)
Subtotal	1,123	1,139	1,139
Debt discounts and issuance costs	(8)	(8)	(9)
Finance lease obligations	34	34	40
Total long-term debt	1,149	1,165	1,170
Less current portion	15	13	15
Total long-term debt, less current portion	$1,134	$1,152	$1,155

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

	May 4, 2024	February 3, 2024	April 29, 2023
Receivables, net(1)	$453	$512	$523
Short-term contract liabilities included in:
Unredeemed gift card liabilities	242	253	256
Deferred revenue	923	1,000	1,015
Accrued liabilities	57	53	68
Long-term contract liabilities included in:
Long-term liabilities	239	245	260

(1)Receivables are recorded net of allowances for expected credit losses of $17 million, $23 million and $18 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively.

During the first three months of fiscal 2025 and fiscal 2024, $642 million and $747 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2025	$26
Fiscal 2026	32
Fiscal 2027	26
Fiscal 2028	25
Fiscal 2029	25
Fiscal 2030	25
Thereafter	112

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended
May 4, 2024		April 29, 2023
Numerator
Net earnings	$246	$244
Denominator
Weighted-average common shares outstanding	216.2	218.9
Dilutive effect of stock compensation plan awards	1.0	1.0
Weighted-average common shares outstanding, assuming dilution	217.2	219.9

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.6	1.0

Basic earnings per share	$1.14	$1.11
Diluted earnings per share	$1.13	$1.11

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding share repurchases was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 4, 2024	April 29, 2023
Total cost of shares repurchased	$52	$81
Average price per share	$77.81	$76.15
Total number of shares repurchased	0.7	1.1

As of May 4, 2024, $3.7 billion of the $5.0 billion share repurchase authorization was available. Between the end of the first quarter of fiscal 2025 on May 4, 2024 and June 5, 2024, we repurchased an incremental 0.4 million shares of our common stock at a cost of $34 million. We currently expect total share repurchases of approximately $350 million in fiscal 2025.

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

11. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended
	May 4, 2024	April 29, 2023
Revenue by reportable segment
Domestic	$8,203	$8,801
International	644	666
Total revenue	$8,847	$9,467
Revenue by product category
Domestic:
Computing and Mobile Phones	$3,588	$3,688
Consumer Electronics	2,364	2,592
Appliances	1,090	1,339
Entertainment	520	591
Services	578	537
Other	63	54
Total Domestic revenue	$8,203	$8,801
International:
Computing and Mobile Phones	$318	$316
Consumer Electronics	173	184
Appliances	60	59
Entertainment	46	60
Services	39	36
Other	8	11
Total International revenue	$644	$666

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income (loss) of affiliates was as follows ($ in millions):

	Three Months Ended
	May 4, 2024	April 29, 2023
Domestic	$303	$290
International	9	21
Total operating income	312	311
Other income (expense):
Investment income and other	25	21
Interest expense	(12)	(12)
Earnings before income tax expense and equity in income (loss) of affiliates	$325	$320

Assets by reportable segment were as follows ($ in millions):

	May 4, 2024	February 3, 2024	April 29, 2023
Domestic	$13,483	$13,660	$13,561
International	1,269	1,307	1,127
Total assets	$14,752	$14,967	$14,688

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” refers to Best Buy Co., Inc. and its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (including the information presented therein under Risk Factors), as well as our other reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores, websites and call centers by measuring the change in net sales for a particular period over the comparable prior period of equivalent length. Comparable sales includes revenue from stores, websites and call centers operating for at least 14 full months. Revenue from online sales is included in comparable sales and represents sales initiated on a website or app, regardless of whether customers choose to pick up product in store, curbside, at an alternative pick-up location or take delivery direct to their homes. Revenue from acquisitions is included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales also includes credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Revenue from stores closed more than 14 days, including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters, is excluded from comparable sales until at least 14 full months after reopening. Comparable sales excludes the impact of certain periodic warranty-related profit-share revenue, the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only) and the impact of the 53rd week (applicable in 53-week fiscal years only). Comparable sales is based on our fiscal calendar and is not adjusted to align calendar weeks. All periods presented apply this methodology consistently.

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

Business Strategy Update

In the first quarter of fiscal 2025, we continued to manage our profitability through strong execution, while at the same time preparing for future growth. We made progress on our fiscal 2025 priorities, grew our paid membership base, implemented previously announced restructuring actions and drove improvements in our prioritized customer experiences. While macroeconomic factors continued to create a challenging sales environment during the quarter, we will continue to navigate this fluctuating environment and its impact on customer demand while remaining focused and energized about our purpose to enrich lives through technology.

We expect fiscal 2025 to be a year of increasing industry stabilization as the pace of innovation increases and consumers begin to upgrade and replace technology products bought early in the pandemic. To ensure we are in the best position possible to benefit, we are focused on the following four priorities: 1) invigorate and progress targeted customer experiences; 2) drive operational effectiveness and efficiency; 3) continue our disciplined approach to capital allocation; and 4) explore, pilot and drive incremental revenue streams.

In the first quarter of fiscal 2025, we focused on providing increasingly personalized, highly relevant and motivational content to our App users to drive higher engagement. Each of our App users’ home screens will eventually look different based on their personal preferences and a number of factors like current location, shopping history, membership status and what we know they care about the most based on their activity. We are also driving speed improvements on the product pages and in checkout in the mobile experience to drive customer experience and sales performance.

In our stores, we plan to make enhancements to every store in the chain in some fashion throughout the second and third quarters, improving both our merchandising and ease of shopping for customers. This includes working with many of our vendors to implement new and enhanced in-store experiences across the store. To continue to elevate the expert service we provide customers, we are adding fully dedicated labor expertise to our in-store computing, home theater and major appliances departments in hundreds of stores. These changes are in addition to the actions taken throughout the past year to streamline our leadership model, allowing us to invest in more customer-facing sales associate hours in our stores.

While we elevate our customer experiences, we are simultaneously executing on our longstanding commitment to drive operational effectiveness and efficiencies and identify cost reductions, as this is paramount to help offset inflationary pressures in our business and fund investment capacity. For example, in fiscal 2025 we are focused on driving further efficiencies across forward and reverse supply chain, our Geek Squad repair operations, and our customer care experience. We will continue to lean heavily on analytics and technology to achieve these efficiencies.

Our third key priority for the year is to continue our disciplined approach to capital allocation. This will include striking the appropriate balance of prioritizing areas that best position us for the future while prudently dealing with the near-term uncertainty in the consumer electronics industry.

Our fourth key priority for fiscal 2025 is longer-term in focus. We will continue to explore opportunities that leverage our scale and capabilities to drive incremental profitable revenue streams over time.

We believe we are starting to see the pace of technology innovation increase as computing devices powered by artificial intelligence are expected to launch this summer. We are the largest consumer electronics specialty retailer with what we believe to be a unique range of product assortment and expert services to help humanize tech, especially new innovation, for every stage of our customers’ lives. We intend to strengthen our position in key categories like computing, home theater and major appliances through our differentiated experiences, pointed marketing spend and competitive pricing. We believe we are putting ourselves in the best position for fiscal 2025 and beyond.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended
	May 4, 2024	April 29, 2023
Revenue	$8,847	$9,467
Revenue % change	(6.5)%	(11.1)%
Comparable sales % change	(6.1)%	(10.1)%
Gross profit	$2,064	$2,150
Gross profit as a % of revenue(1)	23.3%	22.7%
SG&A	$1,737	$1,848
SG&A as a % of revenue(1)	19.6%	19.5%
Restructuring charges	$15	$(9)
Operating income	$312	$311
Operating income as a % of revenue	3.5%	3.3%
Net earnings	$246	$244
Diluted earnings per share	$1.13	$1.11

(1)Because retailers vary in how they record costs of operating their supply chain between cost of sales and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of sales and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

In the first quarter of fiscal 2025, we generated $8.8 billion in revenue and our comparable sales declined 6.1% as we continued to operate in a consumer electronics industry that is challenged by various macroeconomic pressures, including high inflation, increased spending outside the home in areas such as travel and entertainment and lower levels of product innovation.

Revenue, gross profit rate, SG&A and operating income rate changes in the first quarter of fiscal 2025 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Store Summary

Stores open by reportable segment were as follows:

	May 4, 2024	April 29, 2023
Best Buy	891	908
Outlet Centers	23	20
Pacific Sales	20	20
Yardbird	23	18
Total Domestic stores	957	966
Canada Best Buy stores	128	127
Canada Best Buy Mobile stand-alone stores	32	32
Total International stores	160	159
Total stores	1,117	1,125

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to close approximately 10 to 15 Domestic Best Buy stores in fiscal 2025.

Income Tax Expense

Income tax expense increased in the first quarter of fiscal 2025, primarily due to reduced benefits from the resolution of tax matters and stock-based compensation. Our effective tax rate (“ETR”) increased to 24.7% in the first quarter of fiscal 2025 compared to 23.3% in the first quarter of fiscal 2024, primarily due to reduced tax benefits from the resolution of tax matters and stock-based compensation, partially offset by benefits from green energy incentives.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended
	May 4, 2024	April 29, 2023
Revenue	$8,203	$8,801
Revenue % change	(6.8)%	(11.0)%
Comparable sales % change(1)	(6.3)%	(10.4)%
Gross profit	$1,917	$1,992
Gross profit as a % of revenue	23.4%	22.6%
SG&A	$1,598	$1,710
SG&A as a % of revenue	19.5%	19.4%
Restructuring charges	$16	$(8)
Operating income	$303	$290
Operating income as a % of revenue	3.7%	3.3%
Selected Online Revenue Data
Total online revenue	$2,525	$2,688
Online revenue as a % of total segment revenue	30.8%	30.5%
Comparable online sales % change(1)	(6.1)%	(12.1)%

(1)Comparable online sales are included in the comparable sales calculation.

Domestic revenue decreased in the first quarter of fiscal 2025, primarily driven by comparable sales declines in appliances, home theater, gaming and mobile phones. These drivers were partially offset by comparable sales growth in services and laptops. Online revenue of $2.5 billion decreased 6.1% on a comparable basis in the first quarter of fiscal 2025. Domestic segment revenue declines were also due to the factors described within the Consolidated Results section, above.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 4, 2024	April 29, 2023	May 4, 2024	April 29, 2023
Computing and Mobile Phones	44%	42%	(2.2)%	(13.3)%
Consumer Electronics	29%	29%	(8.3)%	(9.8)%
Appliances	13%	15%	(18.5)%	(15.5)%
Entertainment	6%	7%	(11.3)%	3.8%
Services	7%	6%	9.0%	12.0%
Other	1%	1%	18.2%	(12.1)%
Total	100%	100%	(6.3)%	(10.4)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 2.2% comparable sales decline was driven primarily by declines in mobile phones and wearables, partially offset by comparable sales growth in laptops.

•Consumer Electronics: The 8.3% comparable sales decline was driven primarily by home theater.

•Appliances: The 18.5% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 11.3% comparable sales decline was driven primarily by gaming.

•Services: The 9.0% comparable sales growth was driven primarily by delivery and installation services.

Domestic gross profit rate increased in the first quarter of fiscal 2025, primarily due to improved financial performance from our services category, including our membership offerings, which was partially offset by lower product margin rates and lower profit-sharing revenue from our private label and co-branded credit card arrangement.

Domestic SG&A decreased in the first quarter of fiscal 2025, primarily due to: (1) lower employee compensation expense, which was primarily store payroll; (2) reduced vehicle rental costs; and (3) lower expenses across multiple other areas, such as advertising and credit card fees. These decreases were partially offset by higher technology expense.

Domestic restructuring charges in the first quarter of fiscal 2025 were primarily related to employee termination benefits associated with an enterprise-wide restructuring initiative that commenced in the fourth quarter of fiscal 2024. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Domestic operating income rate increased in the first quarter of fiscal 2025, primarily due to favorability in gross profit rate, partially offset by higher restructuring charges and an unfavorable SG&A rate that was driven by decreased leverage from lower sales volume on our fixed expenses.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended
	May 4, 2024	April 29, 2023
Revenue	$644	$666
Revenue % change	(3.3)%	(11.6)%
Comparable sales % change	(3.3)%	(5.5)%
Gross profit	$147	$158
Gross profit as a % of revenue	22.8%	23.7%
SG&A	$139	$138
SG&A as a % of revenue	21.6%	20.7%
Operating income	$9	$21
Operating income as a % of revenue	1.4%	3.2%

International revenue decreased in the first quarter of fiscal 2025, primarily driven by a comparable sales decline in gaming.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 4, 2024	April 29, 2023	May 4, 2024	April 29, 2023
Computing and Mobile Phones	50%	47%	0.7%	(3.6)%
Consumer Electronics	27%	28%	(6.6)%	(9.1)%
Appliances	9%	9%	2.0%	(11.7)%
Entertainment	7%	9%	(22.9)%	12.0%
Services	6%	5%	5.0%	(11.2)%
Other	1%	2%	(13.4)%	(19.0)%
Total	100%	100%	(3.3)%	(5.5)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 0.7% comparable sales growth was driven primarily by mobile phones, partially offset by a comparable sales decline in computing.

•Consumer Electronics: The 6.6% comparable sales decline was driven primarily by headphones and portable speakers, and home theater.

•Appliances: The 2.0% comparable sales growth was driven primarily by small appliances.

•Entertainment: The 22.9% comparable sales decline was driven primarily by gaming.

•Services: The 5.0% comparable sales growth was driven primarily by warranty-related services.

International gross profit rate decreased in the first quarter of fiscal 2025, primarily driven by lower product margin rates.

International SG&A in the first quarter of fiscal 2025 was relatively flat to last year.

International operating income rate decreased in the first quarter of fiscal 2025, primarily due to an unfavorable gross profit rate and decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended
	May 4, 2024	April 29, 2023
Operating income	$312	$311
% of revenue	3.5%	3.3%
Intangible asset amortization(1)	6	20
Restructuring charges(2)	15	(9)
Non-GAAP operating income	$333	$322
% of revenue	3.8%	3.4%

Effective tax rate	24.7%	23.3%
Intangible asset amortization(1)	-%	0.1%
Non-GAAP effective tax rate	24.7%	23.4%

Diluted EPS	$1.13	$1.11
Intangible asset amortization(1)	0.03	0.09
Restructuring charges(2)	0.07	(0.04)
Income tax impact of non-GAAP adjustments(3)	(0.03)	(0.01)
Non-GAAP diluted EPS	$1.20	$1.15

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

(2)Represents restructuring charges related to the Fiscal 2024 Restructuring Initiative and the Fiscal 2023 Resource Optimization Initiative.

(3)The non-GAAP adjustments primarily relate to the U.S. As such, the income tax charge on the U.S. non-GAAP adjustments is calculated using the statutory tax rate of 24.5%.

Non-GAAP operating income rate increased in the first quarter of fiscal 2025, primarily due to a favorable gross profit rate in our Domestic segment.

Non-GAAP effective tax rate increased in the first quarter of fiscal 2025, primarily due to reduced tax benefits from the resolution of tax matters and stock-based compensation, partially offset by benefits from green energy incentives.

Non-GAAP diluted EPS increased in the first quarter of fiscal 2025, primarily due to the increase in non-GAAP operating income.

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

Cash and cash equivalents were as follows ($ in millions):

	May 4, 2024	February 3, 2024	April 29, 2023
Cash and cash equivalents	$1,214	$1,447	$1,030

The decrease in cash and cash equivalents from February 3, 2024, was primarily due to the timing and volume of inventory purchases and payments, dividend payments and capital expenditures, partially offset by positive cash flows from operations, primarily driven by earnings.

The increase in cash and cash equivalents from April 29, 2023, was primarily due to positive cash flows from operations, primarily driven by earnings, partially offset by dividend payments, capital expenditures and share repurchases.

Cash Flows

Cash flows were as follows ($ in millions):

	Three Months Ended
	May 4, 2024	April 29, 2023
Total cash provided by (used in):
Operating activities	$156	$(331)
Investing activities	(167)	(204)
Financing activities	(252)	(281)
Effect of exchange rate changes on cash and cash equivalents	(3)	(5)
Decrease in cash, cash equivalents and restricted cash	$(266)	$(821)

Operating Activities

The increase in cash provided by operating activities in the first quarter of fiscal 2025 was primarily driven by the timing and volume of inventory purchases and payments, partially offset by the timing of vendor funding receivables and higher incentive compensation payments in the current year.

Investing Activities

Cash used in investing activities in the first quarter of fiscal 2025 decreased, primarily driven by lower capital spending. We currently expect capital expenditures to approximate $750 million in fiscal 2025 compared to $795 million in fiscal 2024.

Financing Activities

The decrease in cash used in financing activities in the first quarter of fiscal 2025 was primarily driven by lower share repurchases.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of May 4, 2024, February 3, 2024, or April 29, 2023.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and other self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $313 million, $346 million and $402 million at May 4, 2024, February 3, 2024, and April 29, 2023, respectively. The decrease in restricted cash from April 29, 2023, was primarily due to releases of product protection reserves based on claims and purchasing behaviors of customers participating in our membership offerings.

Debt and Capital

As of May 4, 2024, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 4, 2024	April 29, 2023
Total cost of shares repurchased	$52	$81
Average price per share	$77.81	$76.15
Total number of shares repurchased	0.7	1.1
Regular quarterly cash dividend per share	$0.94	$0.92
Cash dividends declared and paid	$202	$202

The total cost of shares repurchased decreased in the first quarter of fiscal 2025, primarily due to a decrease in the volume of repurchases. Cash dividends declared and paid remained consistent during the first quarter of fiscal 2025, due to the increase in the regular quarterly cash dividend per share offset by fewer shares outstanding.

Between the end of the first quarter of fiscal 2025 on May 4, 2024, and June 5, 2024, we repurchased an incremental 0.4 million shares of our common stock at a cost of $34 million. We currently expect total share repurchases of approximately $350 million in fiscal 2025.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of May 4, 2024, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2024. See our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2024.

New or Recently Issued Accounting Pronouncements

For a description of applicable new or recently issued accounting pronouncements, including our assessment of the impact on our financial statements, see Note 1, Basis of Presentation, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “appear,” “approximate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “project,” “seek,” “should,” “would,” and other words and terms of similar meaning or the negatives thereof. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, our operating model, new strategies and growth initiatives, the competitive environment, consumer behavior and other events. These statements involve a number of judgments and are subject to certain risks and uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K, and any updated information in subsequent Quarterly Reports on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macroeconomic pressures in the markets in which we operate (including but not limited to recession, inflation rates, fluctuations in foreign currency exchange rates, limitations on a government’s ability to borrow and/or spend capital, fluctuations in housing prices, energy markets, jobless rates and effects related to the conflicts in Eastern Europe and the Middle East or other geopolitical events); catastrophic events, health crises and pandemics; susceptibility of the products we sell to technological advancements, product life cycle fluctuations and changes in consumer preferences; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers and in the provision of delivery speed and options); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion into health and new products, services and technologies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; inability of vendors or service providers to perform components of our supply chain (impacting our stores or other aspects of our operations) and other various functions of our business; risks arising from and potentially unique to our exclusive brands products; risks associated with vendors that source products outside of the U.S.; our reliance on our information technology systems, internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including statutes and/or regulations related to tax or privacy); evolving corporate governance and public disclosure regulations and expectations (including, but not limited to, cybersecurity and environmental, social and governance matters); risks arising from our international activities (including those related to the conflicts in Eastern Europe and the Middle East or fluctuations in foreign currency exchange rates) and those of our vendors; failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; and failure to meet financial-performance guidance or other forward-looking statements. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash, cash equivalents and restricted cash generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, for further information regarding our interest rate swaps.

As of May 4, 2024, we had $1.5 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $1.0 billion. As of May 4, 2024, a 50-basis point increase in short-term interest rates would have led to an estimated $5 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $5 million decrease in interest income.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to operations in our International segment. On a limited basis, we utilize foreign exchange forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, for additional information regarding these instruments.

In the first quarter of fiscal 2025, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar against the Canadian dollar compared to the prior-year period. Foreign currency exchange rate fluctuations did not have a significant impact on our revenue or net earnings in the first quarter of fiscal 2025.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 4, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 4, 2024, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended May 4, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 4, 2024 through March 2, 2024	10,360	$78.42	10,360	$3,783,000,000
March 3, 2024 through April 6, 2024	308,226	$79.50	308,226	$3,759,000,000
April 7, 2024 through May 4, 2024	347,784	$76.30	347,784	$3,732,000,000
Total fiscal 2025 first quarter	666,370	$77.81	666,370	$3,732,000,000

Item 5.Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended May 4, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020).
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018).
10.1*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2024) – Restricted Shares.
10.2*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2024) – Restricted Stock Units.
10.3*

Policy Regarding Shareholder Ratification of Executive Officer Cash Severance Agreements (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on March 7, 2024).

10.4*	Restated Best Buy Severance Plan and Summary Plan Description (2023).
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025, filed with the SEC on June 7, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of May 4, 2024, February 3, 2024, and April 29, 2023, (ii) the Condensed Consolidated Statements of Earnings for the three months ended May 4, 2024, and April 29, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended May 4, 2024, and April 29, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended May 4, 2024, and April 29, 2023, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 4, 2024, and April 29, 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2025, filed with the SEC on June 7, 2024, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: June 7, 2024	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: June 7, 2024	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer

Date: June 7, 2024	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer