Form 10-Q
period 2024-08-03
BEST BUY CO INC
filed 2024-09-06
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2024

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

The registrant had 214,725,246 shares of common stock outstanding as of September 4, 2024.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 3, 2024

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	August 3, 2024	February 3, 2024	July 29, 2023
Assets
Current assets
Cash and cash equivalents	$1,387	$1,447	$1,093
Receivables, net	871	939	856
Merchandise inventories	5,706	4,958	5,651
Other current assets	598	553	704
Total current assets	8,562	7,897	8,304
Property and equipment, net	2,183	2,260	2,305
Operating lease assets	2,860	2,758	2,813
Goodwill	1,383	1,383	1,383
Other assets	636	669	513
Total assets	$15,624	$14,967	$15,318

Liabilities and equity
Current liabilities
Accounts payable	$5,542	$4,637	$5,471
Unredeemed gift card liabilities	243	253	250
Deferred revenue	940	1,000	996
Accrued compensation and related expenses	347	486	377
Accrued liabilities	756	902	709
Current portion of operating lease liabilities	610	618	615
Current portion of long-term debt	13	13	15
Total current liabilities	8,451	7,909	8,433
Long-term operating lease liabilities	2,316	2,199	2,254
Long-term debt	1,157	1,152	1,145
Long-term liabilities	593	654	651
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 215.0 million, 215.4 million and 217.9 million shares, respectively	22	22	22
Additional paid-in capital	-	31	-
Retained earnings	2,775	2,683	2,491
Accumulated other comprehensive income	310	317	322
Total equity	3,107	3,053	2,835
Total liabilities and equity	$15,624	$14,967	$15,318

NOTE: The Consolidated Balance Sheet as of February 3, 2024, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenue	$9,288	$9,583	$18,135	$19,050
Cost of sales	7,102	7,363	13,885	14,680
Gross profit	2,186	2,220	4,250	4,370
Selling, general and administrative expenses	1,810	1,879	3,547	3,727
Restructuring charges	(7)	(7)	8	(16)
Operating income	383	348	695	659
Other income (expense):
Gain on sale of subsidiary, net	-	21	-	21
Investment income and other	21	12	46	33
Interest expense	(13)	(12)	(25)	(24)
Earnings before income tax expense and equity in income of affiliates	391	369	716	689
Income tax expense	101	96	181	171
Equity in income of affiliates	1	1	2	-
Net earnings	$291	$274	$537	$518

Basic earnings per share	$1.35	$1.25	$2.49	$2.37
Diluted earnings per share	$1.34	$1.25	$2.47	$2.36

Weighted-average common shares outstanding:
Basic	216.0	218.6	216.1	218.7
Diluted	217.1	219.0	217.2	219.5

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net earnings	$291	$274	$537	$518
Foreign currency translation adjustments, net of tax	(2)	5	(7)	-
Comprehensive income	$289	$279	$530	$518

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

Six Months Ended
August 3, 2024		July 29, 2023
Operating activities
Net earnings	$537	$518
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	437	473
Restructuring charges	8	(16)
Stock-based compensation	74	75
Gain on sale of subsidiary, net	-	(21)
Other, net	12	2
Changes in operating assets and liabilities:
Receivables	66	289
Merchandise inventories	(761)	(508)
Other assets	(11)	(32)
Accounts payable	904	(206)
Income taxes	(183)	(148)
Other liabilities	(266)	(245)
Total cash provided by operating activities	817	181

Investing activities
Additions to property and equipment	(335)	(395)
Net proceeds from sale of subsidiary	-	14
Other, net	(17)	-
Total cash used in investing activities	(352)	(381)

Financing activities
Repurchase of common stock	(148)	(158)
Dividends paid	(405)	(402)
Other, net	(4)	-
Total cash used in financing activities	(557)	(560)

Effect of exchange rate changes on cash and cash equivalents	(3)	(2)
Decrease in cash, cash equivalents and restricted cash	(95)	(762)
Cash, cash equivalents and restricted cash at beginning of period	1,793	2,253
Cash, cash equivalents and restricted cash at end of period	$1,698	$1,491

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at May 4, 2024	216.1	$22	$26	$2,722	$312	$3,082
Net earnings, three months ended August 3, 2024	-	-	-	291	-	291
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(2)	(2)
Stock-based compensation	-	-	36	-	-	36
Issuance of common stock	-	-	1	-	-	1
Common stock dividends, $0.94 per share	-	-	4	(207)	-	(203)
Repurchase of common stock	(1.1)	-	(67)	(31)	-	(98)
Balances at August 3, 2024	215.0	$22	$-	$2,775	$310	$3,107

Balances at February 3, 2024	215.4	$22	$31	$2,683	$317	$3,053
Net earnings, six months ended August 3, 2024	-	-	-	537	-	537
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(7)	(7)
Stock-based compensation	-	-	74	-	-	74
Issuance of common stock	1.4	-	5	-	-	5
Common stock dividends, $1.88 per share	-	-	9	(414)	-	(405)
Repurchase of common stock	(1.8)	-	(119)	(31)	-	(150)
Balances at August 3, 2024	215.0	$22	$-	$2,775	$310	$3,107

Balances at April 29, 2023	218.5	$22	$-	$2,454	$317	$2,793
Net earnings, three months ended July 29, 2023	-	-	-	274	-	274
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	5	5
Stock-based compensation	-	-	37	-	-	37
Issuance of common stock	0.3	-	6	-	-	6
Common stock dividends, $0.92 per share	-	-	3	(204)	-	(201)
Repurchase of common stock	(0.9)	-	(46)	(33)	-	(79)
Balances at July 29, 2023	217.9	$22	$-	$2,491	$322	$2,835

Balances at January 28, 2023	218.1	$22	$21	$2,430	$322	$2,795
Net earnings, six months ended July 29, 2023	-	-	-	518	-	518
Stock-based compensation	-	-	75	-	-	75
Issuance of common stock	1.8	-	10	-	-	10
Common stock dividends, $1.84 per share	-	-	7	(410)	-	(403)
Repurchase of common stock	(2.0)	-	(113)	(47)	-	(160)
Balances at July 29, 2023	217.9	$22	$-	$2,491	$322	$2,835

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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. The first six months of fiscal 2025 and fiscal 2024 each included 26 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 3, 2024, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

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

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Our liability associated with the funded participation in the program, which is primarily included in Accounts payable on our Condensed Consolidated Balance Sheets, was $729 million, $426 million and $609 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	August 3, 2024	February 3, 2024	July 29, 2023
Cash and cash equivalents	$1,387	$1,447	$1,093
Restricted cash included in Other current assets	311	346	398
Total cash, cash equivalents and restricted cash	$1,698	$1,793	$1,491

Amounts included in restricted cash are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities.

Reclassification

Certain reclassifications of immaterial amounts previously reported have been made to the accompanying Condensed Consolidated Statements of Cash Flows to maintain consistency and comparability between periods presented.

2. Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Fiscal 2024 Restructuring Initiative	$(6)	$-	$10	$-
Fiscal 2023 Resource Optimization Initiative	(1)	(7)	(2)	(16)
Total	$(7)	$(7)	$8	$(16)

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

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings as follows ($ in millions):

	Three Months Ended	Six Months Ended	Cumulative Amount
	August 3, 2024	August 3, 2024	As of August 3, 2024
Domestic	$(7)	$10	$173
International	1	-	8
Total	$(6)	$10	$181

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at February 3, 2024	$163	$8	$171
Charges	17	1	18
Cash payments	(66)	(1)	(67)
Adjustments(1)	(7)	(1)	(8)
Balances at August 3, 2024	$107	$7	$114

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

We recorded reductions to employee termination benefits in all periods presented, primarily within our Domestic segment, related to higher-than-expected employee retention. Cumulative charges incurred related to this initiative as of August 3, 2024, were $125 million, comprised of $122 million and $3 million within our Domestic and International segments, respectively. We do not expect to incur material future restructuring charges related to this initiative, and no material liability remains as of August 3, 2024.

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances were as follows as of August 3, 2024, February 3, 2024, and July 29, 2023 ($ in millions):

	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(67)
International	608	(608)
Total	$2,058	$(675)

No impairment charges were recorded during the periods presented.

Indefinite-Lived Intangible Assets

In the second quarter of fiscal 2025, we reclassified our Yardbird tradename from a definite-lived intangible asset to an indefinite-lived intangible asset to better reflect our expectations of the long-term use of the tradename. The carrying value of the tradename was $16 million as of August 3, 2024, and was recorded within Other assets on our Consolidated Balance Sheets.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	August 3, 2024		February 3, 2024		July 29, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Useful Life Remaining as of August 3, 2024 (in years)
Customer relationships	$360	$280	$360	$276	$360	$264	9.6
Tradenames	92	75	108	69	108	63	2.2
Developed technology	64	60	64	59	64	57	3.3
Total	$516	$415	$532	$404	$532	$384	8.1

Amortization expense was as follows ($ in millions):

		Three Months Ended		Six Months Ended
	Statement of Earnings Location	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Amortization expense	Selling, general and administrative expenses	$5	$21	$11	$41

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2025	$9
Fiscal 2026	18
Fiscal 2027	16
Fiscal 2028	10
Fiscal 2029	8
Fiscal 2030	7
Thereafter	33

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value as of
	Balance Sheet Location(1)	Fair Value Hierarchy	August 3, 2024	February 3, 2024	July 29, 2023
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$212	$330	$104
Time deposits(3)	Cash and cash equivalents	Level 2	136	60	117
Money market funds(2)	Other current assets	Level 1	147	182	167
Time deposits(3)	Other current assets	Level 2	51	50	60
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	38	48	47

Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	2	11	20

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	August 3, 2024		February 3, 2024		July 29, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,058	$1,148	$1,022	$1,139	$991	$1,130

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

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	August 3, 2024	February 3, 2024	July 29, 2023
Derivatives designated as net investment hedges	$103	$100	$102
Derivatives designated as fair value hedges (interest rate swaps)	500	500	500
No hedge designation (foreign exchange contracts)	59	66	50
Total	$662	$666	$652

Effects of our derivative instruments on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Six Months Ended
	Statement of Earnings Location	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Interest rate swaps	Interest expense	$24	$(10)	$9	$(14)
Adjustments to carrying value of long-term debt	Interest expense	(24)	10	(9)	14
Total		$-	$-	$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of August 3, 2024, February 3, 2024, or July 29, 2023.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	August 3, 2024	February 3, 2024	July 29, 2023
Notes, 4.45%, due October 1, 2028	$500	$500	$500
Notes, 1.95%, due October 1, 2030	650	650	650
Interest rate swap valuation adjustments	(2)	(11)	(20)
Subtotal	1,148	1,139	1,130
Debt discounts and issuance costs	(7)	(8)	(9)
Finance lease obligations	29	34	39
Total long-term debt	1,170	1,165	1,160
Less current portion	13	13	15
Total long-term debt, less current portion	$1,157	$1,152	$1,145

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

	August 3, 2024	February 3, 2024	July 29, 2023
Receivables, net(1)	$474	$512	$485
Short-term contract liabilities included in:
Unredeemed gift card liabilities	243	253	250
Deferred revenue	940	1,000	996
Accrued liabilities	64	53	64
Long-term contract liabilities included in:
Long-term liabilities	233	245	254

(1)Receivables are recorded net of allowances for expected credit losses of $16 million, $23 million and $18 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively.

During the first six months of fiscal 2025 and fiscal 2024, $893 million and $1,026 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2025	$17
Fiscal 2026	33
Fiscal 2027	27
Fiscal 2028	25
Fiscal 2029	25
Fiscal 2030	25
Thereafter	112

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended			Six Months Ended
August 3, 2024		July 29, 2023	August 3, 2024	July 29, 2023
Numerator
Net earnings	$291	$274	$537	$518
Denominator
Weighted-average common shares outstanding	216.0	218.6	216.1	218.7
Dilutive effect of stock compensation plan awards	1.1	0.4	1.1	0.8
Weighted-average common shares outstanding, assuming dilution	217.1	219.0	217.2	219.5

Potential shares which were anti-dilutive and excluded from weighted-average share computations	-	1.1	-	1.3

Basic earnings per share	$1.35	$1.25	$2.49	$2.37
Diluted earnings per share	$1.34	$1.25	$2.47	$2.36

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding share repurchases was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Total cost of shares repurchased	$98	$69	$150	$150
Average price per share	$82.57	$76.88	$80.86	$76.48
Total number of shares repurchased	1.1	0.9	1.8	2.0

As of August 3, 2024, $3.6 billion of the $5.0 billion share repurchase authorization was available. Between the end of the second quarter of fiscal 2025 on August 3, 2024, and September 4, 2024, we repurchased an incremental 0.4 million shares of our common stock at a cost of $39 million. We currently expect total share repurchases of approximately $500 million in fiscal 2025.

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

11. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenue by reportable segment
Domestic	$8,623	$8,890	$16,826	$17,691
International	665	693	1,309	1,359
Total revenue	$9,288	$9,583	$18,135	$19,050
Revenue by product category
Domestic:
Computing and Mobile Phones	$3,792	$3,674	$7,380	$7,362
Consumer Electronics	2,478	2,658	4,842	5,250
Appliances	1,177	1,384	2,267	2,723
Entertainment	498	544	1,018	1,135
Services	590	550	1,168	1,087
Other	88	80	151	134
Total Domestic revenue	$8,623	$8,890	$16,826	$17,691
International:
Computing and Mobile Phones	$308	$309	$626	$625
Consumer Electronics	186	194	359	378
Appliances	86	92	146	151
Entertainment	39	50	85	110
Services	38	38	77	74
Other	8	10	16	21
Total International revenue	$665	$693	$1,309	$1,359

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Domestic	$367	$329	$670	$619
International	16	19	25	40
Total operating income	383	348	695	659
Other income (expense):
Gain on sale of subsidiary, net	-	21	-	21
Investment income and other	21	12	46	33
Interest expense	(13)	(12)	(25)	(24)
Earnings before income tax expense and equity in income of affiliates	$391	$369	$716	$689

Assets by reportable segment were as follows ($ in millions):

	August 3, 2024	February 3, 2024	July 29, 2023
Domestic	$14,471	$13,660	$14,028
International	1,153	1,307	1,290
Total assets	$15,624	$14,967	$15,318

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

Business Strategy Update

In the second quarter of fiscal 2025, we continued to manage our profitability through strong execution, while at the same time preparing for future growth. We made progress on our fiscal 2025 priorities, grew our paid membership base, continued to implement previously announced restructuring actions and drove improvements in our prioritized customer experiences. We delivered sales growth in our Domestic tablet and computing categories as our market position, expert sales associates and compelling merchandising allowed us to capitalize on demand driven by our customers’ desire to replace or upgrade their products combined with new innovation.

Our enterprise comparable sales declined 2.3% in the second quarter of fiscal 2025, compared to a comparable sales decline of 6.1% in the first quarter of fiscal 2025. We believe the second quarter sequential improvement in comparable sales supports our belief that this will be a year of further stabilization in the consumer electronics industry. To ensure we are in the best position possible to benefit from these industry developments, we are focused on the following four priorities: (1) invigorate and progress targeted customer experiences; (2) drive operational effectiveness and efficiency; (3) continue our disciplined approach to capital allocation; and (4) explore, pilot and drive incremental revenue streams.

In the second quarter of fiscal 2025, we completed the roll-out of personalized, relevant and motivational content to our App users to drive higher engagement. Each of our App users’ home screens now look different based on their personal preferences and a number of factors like current location, shopping history, membership status and what we know they care about the most based on their activity.

In our stores, we are making enhancements to every store in the chain in some fashion throughout the second and third quarters, improving both our merchandising and ease of shopping for customers. This includes working with many of our vendors to implement new and enhanced in-store experiences across the store. To continue to elevate the expert service we provide customers, we have added fully dedicated labor expertise to our in-store computing and have begun the process of doing so in our home theater and major appliances departments in hundreds of stores. These changes are in addition to the actions taken throughout the past year to streamline our leadership model, allowing us to invest in more customer-facing sales associate hours in our stores.

While we elevate our customer experiences, we are simultaneously executing on our longstanding commitment to drive operational effectiveness and efficiencies and identify cost reductions, as this is paramount to help offset inflationary pressures in our business and fund investment capacity. For example, in fiscal 2025 we are focused on driving further efficiencies across our forward and reverse supply chain, our Geek Squad repair operations and our customer care experience. We will continue to lean heavily on analytics and technology to achieve these efficiencies.

Our third key priority for the year is to continue our disciplined approach to capital allocation. This includes striking the appropriate balance of prioritizing areas that best position us for the future, while prudently dealing with the near-term uncertainty in the consumer electronics industry.

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

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenue	$9,288	$9,583	$18,135	$19,050
Revenue % change	(3.1)%	(7.2)%	(4.8)%	(9.2)%
Comparable sales % change	(2.3)%	(6.2)%	(4.2)%	(8.2)%
Gross profit	$2,186	$2,220	$4,250	$4,370
Gross profit as a % of revenue(1)	23.5%	23.2%	23.4%	22.9%
Selling, general and administrative expense ("SG&A")	$1,810	$1,879	$3,547	$3,727
SG&A as a % of revenue(1)	19.5%	19.6%	19.6%	19.6%
Restructuring charges	$(7)	$(7)	$8	$(16)
Operating income	$383	$348	$695	$659
Operating income as a % of revenue	4.1%	3.6%	3.8%	3.5%
Net earnings	$291	$274	$537	$518
Diluted earnings per share	$1.34	$1.25	$2.47	$2.36

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

In the second quarter and first six months of fiscal 2025, we generated $9.3 billion and $18.1 billion in revenue, respectively, and our comparable sales sequentially improved from the first quarter of fiscal 2025 to a decline of 2.3% and a decline of 4.2%, respectively, as we continued to operate in a challenged consumer electronics industry. Despite comparable sales declines in the second quarter of fiscal 2025 in categories such as appliances, home theater and gaming, we delivered comparable sales growth in our tablet and computing categories, driven by customers’ desire to replace or upgrade their products combined with new product innovation.

Revenue, gross profit rate, SG&A and operating income rate changes in the second quarter and first six months of fiscal 2025 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Store Summary

Stores open by reportable segment were as follows:

	August 3, 2024	July 29, 2023
Best Buy	890	907
Outlet Centers	26	20
Pacific Sales	20	20
Yardbird	23	22
Total Domestic stores	959	969
Canada Best Buy stores	129	128
Canada Best Buy Mobile stand-alone stores	32	32
Total International stores	161	160
Total stores	1,120	1,129

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to close a total of approximately 10 to 15 Domestic Best Buy stores in fiscal 2025.

Income Tax Expense

Income tax expense increased in the second quarter of fiscal 2025, primarily due to an increase in pre-tax earnings. Our effective tax rate (“ETR”) decreased to 25.8% in the second quarter of fiscal 2025 compared to 26.1% in the second quarter of fiscal 2024, primarily due to increased tax benefits from green energy incentives.

Income tax expense increased in the first six months of fiscal 2025, primarily due to an increase in pre-tax earnings. Our ETR increased to 25.3% in the first six months of fiscal 2025 compared to 24.8% in the first six months of fiscal 2024, primarily due to reduced tax benefits from the resolution of tax matters and stock-based compensation, partially offset by increased tax benefits from green energy incentives.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenue	$8,623	$8,890	$16,826	$17,691
Revenue % change	(3.0)%	(7.1)%	(4.9)%	(9.1)%
Comparable sales % change(1)	(2.3)%	(6.3)%	(4.3)%	(8.4)%
Gross profit	$2,027	$2,052	$3,944	$4,044
Gross profit as a % of revenue	23.5%	23.1%	23.4%	22.9%
SG&A	$1,668	$1,730	$3,266	$3,440
SG&A as a % of revenue	19.3%	19.5%	19.4%	19.4%
Restructuring charges	$(8)	$(7)	$8	$(15)
Operating income	$367	$329	$670	$619
Operating income as a % of revenue	4.3%	3.7%	4.0%	3.5%
Selected Online Revenue Data
Total online revenue	$2,718	$2,763	$5,243	$5,451
Online revenue as a % of total segment revenue	31.5%	31.1%	31.2%	30.8%
Comparable online sales % change(1)	(1.6)%	(7.1)%	(3.8)%	(9.7)%

(1)Comparable online sales are included in the comparable sales calculation.

Domestic revenue decreased in the second quarter of fiscal 2025, primarily driven by comparable sales declines in the appliances, home theater and gaming categories, partially offset by comparable sales growth in the tablets, computing and services categories. In the first six months of fiscal 2025, Domestic revenue decreased, primarily driven by comparable sales declines in the appliances, home theater and gaming categories, partially offset by comparable sales growth in the services, tablets and computing categories. Online revenue of $2.7 billion and $5.2 billion in the second quarter and first six months of fiscal 2025 decreased 1.6% and 3.8%, respectively, on a comparable basis.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Computing and Mobile Phones	44%	41%	3.9%	(6.4)%
Consumer Electronics	29%	30%	(6.2)%	(5.7)%
Appliances	13%	16%	(14.9)%	(16.1)%
Entertainment	6%	6%	(7.4)%	9.0%
Services	7%	6%	8.5%	7.6%
Other	1%	1%	14.4%	2.4%
Total	100%	100%	(2.3)%	(6.3)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 3.9% comparable sales growth was driven primarily by tablets and computing, partially offset by a comparable sales decline in mobile phones.

•Consumer Electronics: The 6.2% comparable sales decline was driven primarily by home theater.

•Appliances: The 14.9% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 7.4% comparable sales decline was driven primarily by gaming.

•Services: The 8.5% comparable sales growth was driven primarily by delivery and installation services.

Domestic gross profit rate increased in the second quarter and first six months of fiscal 2025, primarily due to improved financial performance from our services category, including our membership offerings, which was partially offset by lower product margin rates and lower profit-sharing revenue from our private label and co-branded credit card arrangement.

Domestic SG&A decreased in the second quarter of fiscal 2025, primarily due to lower employee compensation expense and lower expenses across multiple other areas, including reduced vehicle rental costs and credit card processing fees. These decreases were partially offset by higher advertising expense.

Domestic SG&A decreased in the first six months of fiscal 2025, primarily due to lower employee compensation expense, which was primarily store payroll, and lower expenses across multiple other areas, including reduced vehicle rental costs. These decreases were partially offset by higher advertising and technology expense.

Domestic restructuring charges in the second quarter and first six months of fiscal 2025 were primarily related to employee termination benefits and subsequent adjustments from higher-than-expected employee retention associated with an enterprise-wide restructuring initiative that commenced in the fourth quarter of fiscal 2024. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Domestic operating income rate increased in the second quarter and first six months of fiscal 2025, primarily due to favorability in the gross profit rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenue	$665	$693	$1,309	$1,359
Revenue % change	(4.0)%	(8.8)%	(3.7)%	(10.2)%
Comparable sales % change	(1.8)%	(5.4)%	(2.6)%	(5.5)%
Gross profit	$159	$168	$306	$326
Gross profit as a % of revenue	23.9%	24.2%	23.4%	24.0%
SG&A	$142	$149	$281	$287
SG&A as a % of revenue	21.4%	21.5%	21.5%	21.1%
Operating income	$16	$19	$25	$40
Operating income as a % of revenue	2.4%	2.7%	1.9%	2.9%

International revenue decreased in the second quarter of fiscal 2025, primarily driven by the negative impact of foreign exchange rates and comparable sales declines in gaming and computing, partially offset by comparable sales growth in mobile phones.

International revenue decreased in the first six months of fiscal 2025, primarily driven by comparable sales declines in gaming and computing, as well as the negative impact of foreign exchange rates. These drivers were partially offset by comparable sales growth in mobile phones.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Computing and Mobile Phones	46%	45%	1.7%	(2.4)%
Consumer Electronics	28%	28%	(2.1)%	(10.4)%
Appliances	13%	13%	(3.9)%	(6.1)%
Entertainment	6%	7%	(20.8)%	2.5%
Services	6%	5%	5.9%	4.6%
Other	1%	2%	(20.1)%	(38.1)%
Total	100%	100%	(1.8)%	(5.4)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 1.7% comparable sales growth was driven primarily by mobile phones, partially offset by a comparable sales decline in computing.

•Consumer Electronics: The 2.1% comparable sales decline was driven primarily by home automation.

•Appliances: The 3.9% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 20.8% comparable sales decline was driven primarily by gaming, partially offset by comparable sales growth in virtual reality.

•Services: The 5.9% comparable sales growth was driven primarily by growth in our membership programs.

International gross profit rate decreased in the second quarter and first six months of fiscal 2025, primarily driven by lower product margin rates and higher supply chain costs, which were partially offset by growth in the higher margin services category.

International SG&A decreased in the second quarter of fiscal 2025, primarily driven by the favorable impact of foreign exchange rates and lower advertising expense, which was partially offset by expenses associated with new Best Buy Express locations as a result of our previously announced collaboration with Bell Canada.

International SG&A decreased in the first six months of fiscal 2025, primarily driven by the favorable impact of foreign exchange rates, lower advertising expense and lower employee compensation expense, which was primarily incentive compensation. These drivers were partially offset by expenses associated with new Best Buy Express locations and higher technology expense.

International operating income rate decreased in the second quarter of fiscal 2025, primarily due to an unfavorable gross profit rate.

International operating income rate decreased in the first six months of fiscal 2025, primarily due to an unfavorable gross profit rate and decreased leverage from lower sales volume on our fixed expenses, which resulted in an unfavorable SG&A rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating income	$383	$348	$695	$659
% of revenue	4.1%	3.6%	3.8%	3.5%
Intangible asset amortization(1)	5	21	11	41
Restructuring charges(2)	(7)	(7)	8	(16)
Non-GAAP operating income	$381	$362	$714	$684
% of revenue	4.1%	3.8%	3.9%	3.6%

Effective tax rate	25.8%	26.1%	25.3%	24.8%
Intangible asset amortization(1)	-%	(0.4)%	-%	0.4%
Restructuring charges(2)	-%	0.4%	-%	(0.1)%
Loss on investments	-%	0.5%	-%	-%
Non-GAAP effective tax rate	25.8%	26.6%	25.3%	25.1%

Diluted EPS	$1.34	$1.25	$2.47	$2.36
Intangible asset amortization(1)	0.03	0.10	0.05	0.18
Restructuring charges(2)	(0.03)	(0.03)	0.04	(0.07)
Loss on investments	-	-	-	0.02
Gain on sale of subsidiary, net(3)	-	(0.10)	-	(0.10)
Income tax impact of non-GAAP adjustments(4)	-	-	(0.02)	(0.02)
Non-GAAP diluted EPS	$1.34	$1.22	$2.54	$2.37

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

(2)Represents charges related to employee termination benefits and subsequent adjustments from higher-than-expected employee retention associated with enterprise-wide restructuring initiatives.

(3)Represents the gain on sale of a Mexico subsidiary subsequent to our exit from operations in Mexico.

(4)The non-GAAP adjustments primarily relate to the U.S. and Mexico. As such, the forecasted annual income tax charge on the U.S. non-GAAP adjustments is calculated using the statutory tax rate of 24.5%. There is no forecasted annual income tax charge for Mexico non-GAAP items, as there is no forecasted annual tax expense on the income in the calculation of GAAP income tax expense.

Non-GAAP operating income rate increased in the second quarter and first six months of fiscal 2025, primarily due to a favorable gross profit rate in our Domestic segment.

Non-GAAP effective tax rate decreased in the second quarter of fiscal 2025, primarily due to increased tax benefits from green energy incentives. Non-GAAP effective tax rate increased in the first six months of fiscal 2025, primarily due to reduced tax benefits from the resolution of tax matters and stock-based compensation, partially offset by increased tax benefits from green energy incentives.

Non-GAAP diluted EPS increased in the second quarter and first six months of fiscal 2025, primarily due to the increase in non-GAAP operating income.

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

Cash and cash equivalents were as follows ($ in millions):

	August 3, 2024	February 3, 2024	July 29, 2023
Cash and cash equivalents	$1,387	$1,447	$1,093

The decrease in cash and cash equivalents from February 3, 2024, was primarily due to dividend payments and capital expenditures, partially offset by positive cash flows from operations, primarily driven by earnings.

The increase in cash and cash equivalents from July 29, 2023, was primarily due to positive cash flows from operations, primarily driven by earnings, partially offset by dividend payments, capital expenditures and share repurchases.

Cash Flows

Cash flows were as follows ($ in millions):

	Six Months Ended
	August 3, 2024	July 29, 2023
Total cash provided by (used in):
Operating activities	$817	$181
Investing activities	(352)	(381)
Financing activities	(557)	(560)
Effect of exchange rate changes on cash and cash equivalents	(3)	(2)
Decrease in cash, cash equivalents and restricted cash	$(95)	$(762)

Operating Activities

The increase in cash provided by operating activities in the first six months of fiscal 2025 was primarily driven by the timing and volume of inventory purchases and payments, partially offset by the timing of vendor funding receivables.

Investing Activities

Cash used in investing activities in the first six months of fiscal 2025 decreased, primarily driven by lower capital spending. We currently expect capital expenditures to approximate $750 million in fiscal 2025 compared to $795 million in fiscal 2024.

Financing Activities

Cash used in financing activities in the first six months of fiscal 2025 remained relatively consistent with the comparable prior-year period.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of August 3, 2024, February 3, 2024, or July 29, 2023.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $311 million, $346 million and $398 million at August 3, 2024, February 3, 2024, and July 29, 2023, respectively. The decrease in restricted cash from February 3, 2024, and July 29, 2023, was primarily due to releases of product protection reserves based on claims and purchasing behaviors of customers participating in our membership offerings.

Debt and Capital

As of August 3, 2024, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Total cost of shares repurchased	$98	$69	$150	$150
Average price per share	$82.57	$76.88	$80.86	$76.48
Total number of shares repurchased	1.1	0.9	1.8	2.0
Regular quarterly cash dividend per share	$0.94	$0.92	$1.88	$1.84
Cash dividends declared and paid	$203	$200	$405	$402

The total cost of shares repurchased increased in the second quarter of fiscal 2025, primarily due to an increase in the volume of repurchases. The total cost of shares repurchased remained consistent in the first six months of fiscal 2025, as the decrease in the volume of repurchases was offset by the increase in the average price per share. Cash dividends declared and paid increased during the second quarter and first six months of fiscal 2025, due to the increase in the regular quarterly cash dividend per share, partially offset by fewer shares outstanding.

Between the end of the second quarter of fiscal 2025 on August 3, 2024, and September 4, 2024, we repurchased an incremental 0.4 million shares of our common stock at a cost of $39 million. We currently expect total share repurchases of approximately $500 million in fiscal 2025.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of August 3, 2024, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

As of August 3, 2024, we had $1.7 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $1.2 billion. As of August 3, 2024, a 50-basis point increase in short-term interest rates would have led to an estimated $6 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $6 million decrease in interest income.

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

In the second quarter and first six months of fiscal 2025, foreign currency exchange rate fluctuations were driven by the strength of the U.S. dollar against the Canadian dollar compared to the prior-year period. We estimate that the foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $18 million and $19 million in the second quarter and first six months of fiscal 2025, respectively. The impact of foreign exchange rate fluctuations on our net earnings in the second quarter and first six months of fiscal 2025 was not significant.

Item 4.Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosure. We have established a Disclosure Committee, consisting of certain members of management, to assist in this evaluation. The Disclosure Committee meets on a regular quarterly basis and more often if necessary.

Our management, including our Chief Executive Officer and Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 3, 2024. Based on that evaluation, our Chief Executive Officer and Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer concluded that, at August 3, 2024, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended August 3, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 5, 2024 through June 1, 2024	389,162	$74.00	389,162	$3,703,000,000
June 2, 2024 through July 6, 2024	433,510	$86.81	433,510	$3,666,000,000
July 7, 2024 through August 3, 2024	360,052	$86.73	360,052	$3,635,000,000
Total fiscal 2025 second quarter	1,182,724	$82.57	1,182,724	$3,635,000,000

Item 5.Other Information

Rule 10b5-1 Plan Elections

Set forth below are developments regarding trading plan arrangements among our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the quarter ended August 3, 2024.

•On June 6, 2024, Corie Barry, the Company’s Chief Executive Officer and a director, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the potential sale of up to 79,829 shares of our common stock through September 17, 2024.

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020).
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018).
10.1*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2024) – Directors.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
101

The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2025, filed with the SEC on September 6, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of August 3, 2024, February 3, 2024, and July 29, 2023, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended August 3, 2024, and July 29, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 3, 2024, and July 29, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended August 3, 2024, and July 29, 2023, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 3, 2024, and July 29, 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2025, filed with the SEC on September 6, 2024, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: September 6, 2024	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: September 6, 2024	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer

Date: September 6, 2024	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer