Form 10-Q
period 2024-11-02
BEST BUY CO INC
filed 2024-12-06
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

The registrant had 213,795,603 shares of common stock outstanding as of December 4, 2024.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 2, 2024

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Current assets
Cash and cash equivalents	$643	$1,447	$636
Receivables, net	932	939	901
Merchandise inventories	7,806	4,958	7,562
Other current assets	574	553	766
Total current assets	9,955	7,897	9,865
Property and equipment, net	2,196	2,260	2,313
Operating lease assets	2,842	2,758	2,827
Goodwill	1,383	1,383	1,383
Other assets	642	669	494
Total assets	$17,018	$14,967	$16,882

Liabilities and equity
Current liabilities
Accounts payable	$7,145	$4,637	$7,133
Unredeemed gift card liabilities	246	253	245
Deferred revenue	878	1,000	934
Accrued compensation and related expenses	361	486	309
Accrued liabilities	690	902	760
Current portion of operating lease liabilities	616	618	614
Current portion of long-term debt	12	13	15
Total current liabilities	9,948	7,909	10,010
Long-term operating lease liabilities	2,293	2,199	2,270
Long-term debt	1,144	1,152	1,130
Long-term liabilities	551	654	660
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 213.8 million, 215.4 million and 216.3 million shares, respectively	22	22	22
Additional paid-in capital	-	31	-
Retained earnings	2,751	2,683	2,482
Accumulated other comprehensive income	309	317	308
Total equity	3,082	3,053	2,812
Total liabilities and equity	$17,018	$14,967	$16,882

NOTE: The Consolidated Balance Sheet as of February 3, 2024, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue	$9,445	$9,756	$27,580	$28,806
Cost of sales	7,228	7,524	21,113	22,204
Gross profit	2,217	2,232	6,467	6,602
Selling, general and administrative expenses	1,871	1,878	5,418	5,605
Restructuring charges	(4)	-	4	(16)
Operating income	350	354	1,045	1,013
Other income (expense):
Gain on sale of subsidiary, net	-	-	-	21
Investment income and other	19	8	65	41
Interest expense	(13)	(14)	(38)	(38)
Earnings before income tax expense and equity in income of affiliates	356	348	1,072	1,037
Income tax expense	85	86	266	257
Equity in income of affiliates	2	1	4	1
Net earnings	$273	$263	$810	$781

Basic earnings per share	$1.27	$1.21	$3.76	$3.58
Diluted earnings per share	$1.26	$1.21	$3.73	$3.57

Weighted-average common shares outstanding:
Basic	214.8	217.8	215.7	218.4
Diluted	216.7	218.3	217.2	219.1

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net earnings	$273	$263	$810	$781
Foreign currency translation adjustments, net of tax	(1)	(14)	(8)	(14)
Comprehensive income	$272	$249	$802	$767

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

Nine Months Ended
November 2, 2024		October 28, 2023
Operating activities
Net earnings	$810	$781
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	650	702
Restructuring charges	4	(16)
Stock-based compensation	108	110
Gain on sale of subsidiary, net	-	(21)
Other, net	3	7
Changes in operating assets and liabilities:
Receivables	4	240
Merchandise inventories	(2,869)	(2,444)
Other assets	(16)	(17)
Accounts payable	2,483	1,468
Income taxes	(219)	(200)
Other liabilities	(397)	(320)
Total cash provided by operating activities	561	290

Investing activities
Additions to property and equipment	(528)	(612)
Net proceeds from sale of subsidiary	-	14
Other, net	6	(2)
Total cash used in investing activities	(522)	(600)

Financing activities
Repurchase of common stock	(285)	(270)
Dividends paid	(607)	(603)
Other, net	-	1
Total cash used in financing activities	(892)	(872)

Effect of exchange rate changes on cash and cash equivalents	(2)	(12)
Decrease in cash, cash equivalents and restricted cash	(855)	(1,194)
Cash, cash equivalents and restricted cash at beginning of period	1,793	2,253
Cash, cash equivalents and restricted cash at end of period	$938	$1,059

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at August 3, 2024	215.0	$22	$-	$2,775	$310	$3,107
Net earnings, three months ended November 2, 2024	-	-	-	273	-	273
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(1)	(1)
Stock-based compensation	-	-	34	-	-	34
Issuance of common stock	0.2	-	6	-	-	6
Common stock dividends, $0.94 per share	-	-	4	(206)	-	(202)
Repurchase of common stock	(1.4)	-	(44)	(91)	-	(135)
Balances at November 2, 2024	213.8	$22	$-	$2,751	$309	$3,082

Balances at February 3, 2024	215.4	$22	$31	$2,683	$317	$3,053
Net earnings, nine months ended November 2, 2024	-	-	-	810	-	810
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	108	-	-	108
Issuance of common stock	1.6	-	11	-	-	11
Common stock dividends, $2.82 per share	-	-	13	(620)	-	(607)
Repurchase of common stock	(3.2)	-	(163)	(122)	-	(285)
Balances at November 2, 2024	213.8	$22	$-	$2,751	$309	$3,082

Balances at July 29, 2023	217.9	$22	$-	$2,491	$322	$2,835
Net earnings, three months ended October 28, 2023	-	-	-	263	-	263
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(14)	(14)
Stock-based compensation	-	-	35	-	-	35
Issuance of common stock	0.1	-	7	-	-	7
Common stock dividends, $0.92 per share	-	-	4	(204)	-	(200)
Repurchase of common stock	(1.7)	-	(46)	(68)	-	(114)
Balances at October 28, 2023	216.3	$22	$-	$2,482	$308	$2,812

Balances at January 28, 2023	218.1	$22	$21	$2,430	$322	$2,795
Net earnings, nine months ended October 28, 2023	-	-	-	781	-	781
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(14)	(14)
Stock-based compensation	-	-	110	-	-	110
Issuance of common stock	1.9	-	17	-	-	17
Common stock dividends, $2.76 per share	-	-	11	(614)	-	(603)
Repurchase of common stock	(3.7)	-	(159)	(115)	-	(274)
Balances at October 28, 2023	216.3	$22	$-	$2,482	$308	$2,812

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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. The first nine months of fiscal 2025 and fiscal 2024 each included 39 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 2, 2024, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specific expense categories in the notes to financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of the ASU and expect to include updated expense disclosures in our fiscal 2028 Form 10-K.

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Our liability associated with the funded participation in the program, which is primarily included in Accounts payable on our Condensed Consolidated Balance Sheets, was $793 million, $426 million and $680 million as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	November 2, 2024	February 3, 2024	October 28, 2023
Cash and cash equivalents	$643	$1,447	$636
Restricted cash included in Other current assets	295	346	423
Total cash, cash equivalents and restricted cash	$938	$1,793	$1,059

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

2. Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Fiscal 2024 Restructuring Initiative	$(4)	$-	$6	$-
Fiscal 2023 Resource Optimization Initiative	-	-	(2)	(16)
Total	$(4)	$-	$4	$(16)

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

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings as follows ($ in millions):

	Three Months Ended	Nine Months Ended	Cumulative Amount
	November 2, 2024	November 2, 2024	As of November 2, 2024
Domestic	$(4)	$6	$169
International	-	-	8
Total	$(4)	$6	$177

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at February 3, 2024	$163	$8	$171
Charges	17	1	18
Cash payments	(82)	(2)	(84)
Adjustments(1)	(11)	(1)	(12)
Balances at November 2, 2024	$87	$6	$93

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

We recorded reductions to employee termination benefits in the first nine months of fiscal 2025 and fiscal 2024, primarily within our Domestic segment, related to higher-than-expected employee retention. Cumulative charges incurred related to this initiative as of November 2, 2024, were $125 million, comprised of $122 million and $3 million within our Domestic and International segments, respectively. We do not expect to incur material future restructuring charges related to this initiative, and no material liability remains as of November 2, 2024.

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances were as follows as of November 2, 2024, February 3, 2024, and October 28, 2023 ($ in millions):

	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(67)
International	608	(608)
Total	$2,058	$(675)

No impairment charges were recorded during the periods presented.

Indefinite-Lived Intangible Assets

In the second quarter of fiscal 2025, we reclassified our Yardbird tradename from a definite-lived intangible asset to an indefinite-lived intangible asset to better reflect our expectations of the long-term use of the tradename. The carrying value of the tradename was $16 million as of November 2, 2024, and was recorded within Other assets on our Consolidated Balance Sheets.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	November 2, 2024		February 3, 2024		October 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Useful Life Remaining as of November 2, 2024 (in years)
Customer relationships	$360	$283	$360	$276	$360	$274	9.4
Tradenames	92	77	108	69	108	66	1.9
Developed technology	64	60	64	59	64	59	3.0
Total	$516	$420	$532	$404	$532	$399	8.0

Amortization expense was as follows ($ in millions):

		Three Months Ended		Nine Months Ended
	Statement of Earnings Location	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Amortization expense	Selling, general and administrative expenses	$5	$15	$16	$56

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2025	$4
Fiscal 2026	18
Fiscal 2027	16
Fiscal 2028	10
Fiscal 2029	8
Fiscal 2030	7
Thereafter	33

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value as of
	Balance Sheet Location(1)	Fair Value Hierarchy	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$40	$330	$3
Time deposits(3)	Cash and cash equivalents	Level 2	5	60	26
Money market funds(2)	Other current assets	Level 1	139	182	170
Time deposits(3)	Other current assets	Level 2	50	50	81
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	38	48	44

Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	16	11	36

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	November 2, 2024		February 3, 2024		October 28, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,028	$1,134	$1,022	$1,139	$931	$1,114

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

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	November 2, 2024	February 3, 2024	October 28, 2023
Derivatives designated as net investment hedges	$119	$100	$102
Derivatives designated as fair value hedges (interest rate swaps)	500	500	500
No hedge designation (foreign exchange contracts)	129	66	93
Total	$748	$666	$695

Effects of our derivative instruments on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
	Statement of Earnings Location	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Interest rate swaps	Interest expense	$(14)	$(15)	$(5)	$(29)
Adjustments to carrying value of long-term debt	Interest expense	14	15	5	29
Total		$-	$-	$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of November 2, 2024, February 3, 2024, or October 28, 2023.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	November 2, 2024	February 3, 2024	October 28, 2023
Notes, 4.45%, due October 1, 2028	$500	$500	$500
Notes, 1.95%, due October 1, 2030	650	650	650
Interest rate swap valuation adjustments	(16)	(11)	(36)
Subtotal	1,134	1,139	1,114
Debt discounts and issuance costs	(7)	(8)	(8)
Finance lease obligations	29	34	39
Total long-term debt	1,156	1,165	1,145
Less current portion	12	13	15
Total long-term debt, less current portion	$1,144	$1,152	$1,130

Fair Value and Future Maturities

See Note 4, Fair Value Measurements, for the fair value of long-term debt. Other than the $500 million of principal amount of notes due October 1, 2028, we do not have any future maturities of long-term debt within the next five fiscal years.

7. Revenue

We generate substantially all of our revenue from contracts with customers from the sale of products and services. Contract balances primarily relate to unfulfilled membership benefits and services not yet completed, product merchandise not yet delivered to customers, deferred revenue from our private label and co-branded credit card arrangement and unredeemed gift cards. Contract balances were as follows ($ in millions):

	November 2, 2024	February 3, 2024	October 28, 2023
Receivables, net(1)	$471	$512	$555
Short-term contract liabilities included in:
Unredeemed gift card liabilities	246	253	245
Deferred revenue	878	1,000	934
Accrued liabilities	58	53	59
Long-term contract liabilities included in:
Long-term liabilities	237	245	250

(1)Receivables are recorded net of allowances for expected credit losses of $16 million, $23 million and $19 million as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively.

During the first nine months of fiscal 2025 and fiscal 2024, $1,054 million and $1,192 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2025	$10
Fiscal 2026	35
Fiscal 2027	30
Fiscal 2028	26
Fiscal 2029	26
Fiscal 2030	26
Thereafter	115

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended			Nine Months Ended
November 2, 2024		October 28, 2023	November 2, 2024	October 28, 2023
Numerator
Net earnings	$273	$263	$810	$781
Denominator
Weighted-average common shares outstanding	214.8	217.8	215.7	218.4
Dilutive effect of stock compensation plan awards	1.9	0.5	1.5	0.7
Weighted-average common shares outstanding, assuming dilution	216.7	218.3	217.2	219.1

Potential shares which were anti-dilutive and excluded from weighted-average share computations	-	0.3	-	0.4

Basic earnings per share	$1.27	$1.21	$3.76	$3.58
Diluted earnings per share	$1.26	$1.21	$3.73	$3.57

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding share repurchases was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Total cost of shares repurchased	$135	$128	$285	$278
Average price per share	$95.43	$71.61	$87.19	$74.16
Total number of shares repurchased	1.4	1.8	3.2	3.7

As of November 2, 2024, $3.5 billion of the $5.0 billion share repurchase authorization was available.

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

11. Segments

Reportable segment and product category revenue information was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue by reportable segment
Domestic	$8,697	$8,996	$25,523	$26,687
International	748	760	2,057	2,119
Total revenue	$9,445	$9,756	$27,580	$28,806
Revenue by product category
Domestic:
Computing and Mobile Phones	$4,065	$3,938	$11,445	$11,300
Consumer Electronics	2,425	2,589	7,267	7,839
Appliances	1,057	1,238	3,324	3,961
Entertainment	479	594	1,497	1,729
Services	601	563	1,769	1,650
Other	70	74	221	208
Total Domestic revenue	$8,697	$8,996	$25,523	$26,687
International:
Computing and Mobile Phones	$386	$378	$1,012	$1,003
Consumer Electronics	194	200	553	578
Appliances	67	74	213	225
Entertainment	47	54	132	164
Services	47	45	124	119
Other	7	9	23	30
Total International revenue	$748	$760	$2,057	$2,119

Operating income by reportable segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Domestic	$337	$336	$1,007	$955
International	13	18	38	58
Total operating income	350	354	1,045	1,013
Other income (expense):
Gain on sale of subsidiary, net	-	-	-	21
Investment income and other	19	8	65	41
Interest expense	(13)	(14)	(38)	(38)
Earnings before income tax expense and equity in income of affiliates	$356	$348	$1,072	$1,037

Assets by reportable segment were as follows ($ in millions):

	November 2, 2024	February 3, 2024	October 28, 2023
Domestic	$15,551	$13,660	$15,395
International	1,467	1,307	1,487
Total assets	$17,018	$14,967	$16,882

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

Consistent with our comparable sales policy, revenue from Best Buy Express locations rebranded as a result of our previously announced collaboration with Bell Canada is excluded from our comparable sales calculation until locations have been operating for at least 14 full months.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain adjusted or non-GAAP financial measures, such as non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets, forecasts and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and intangible asset impairments, price-fixing settlements, gains and losses on sales of subsidiaries and certain investments, intangible asset amortization, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

Business Strategy Update

In the third quarter of fiscal 2025, we continued to manage our profitability through strong execution despite revenue declines. We made progress on our fiscal 2025 priorities, grew our paid membership base and drove improvements in our prioritized customer experiences. We continued to deliver sales growth in our Domestic computing and tablet categories as our market position, expert sales associates and compelling merchandising allowed us to capitalize on demand driven by our customers’ desire to replace or upgrade their products combined with new innovation.

We also continue to focus on the following four priorities: (1) invigorate and progress targeted customer experiences; (2) drive operational effectiveness and efficiency; (3) continue our disciplined approach to capital allocation; and (4) explore, pilot and drive incremental revenue streams.

This year, we have been focused on improving and refreshing our App and small view experiences – including enhanced personalization, new features like digital wallet, deal alerts and gift finders, along with a more stream-lined checkout process and faster content loading times. We have grown both customer ratings for our App and growth in active users. We believe this is an important way to engage our customers on their entire shopping journey, and our data shows that customers who use our App frequent us more often and thus spend more.

In our stores, we are making enhancements to every store in the chain in some fashion this year, improving both our merchandising and ease of shopping for customers. This includes working with many of our vendors to implement new and enhanced in-store experiences across the store. To continue to elevate the expert service we provide customers, we have added fully dedicated labor expertise to our in-store computing and have begun the process of doing so in our home theater and major appliances departments in hundreds of stores. These changes are in addition to the actions taken throughout the past year to streamline our leadership model, allowing us to invest in more customer-facing sales associate hours in our stores.

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

As we look to the rest of the year, we are excited for the holiday season in this still uncertain consumer electronics industry. We are well positioned with compelling deals, inspirational in-store and digital merchandising and competitive fulfillment options. We are the largest consumer electronics specialty retailer with what we believe to be a unique range of product assortment and expert services to help humanize tech, especially new innovation, for every stage of our customers’ lives. We intend to strengthen our position in key categories like computing, home theater and major appliances through our differentiated experiences, pointed marketing spend and competitive pricing.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue	$9,445	$9,756	$27,580	$28,806
Revenue % change	(3.2)%	(7.8)%	(4.3)%	(8.7)%
Comparable sales % change	(2.9)%	(6.9)%	(3.7)%	(7.8)%
Gross profit	$2,217	$2,232	$6,467	$6,602
Gross profit as a % of revenue(1)	23.5%	22.9%	23.4%	22.9%
Selling, general and administrative expense ("SG&A")	$1,871	$1,878	$5,418	$5,605
SG&A as a % of revenue(1)	19.8%	19.2%	19.6%	19.5%
Restructuring charges	$(4)	$-	$4	$(16)
Operating income	$350	$354	$1,045	$1,013
Operating income as a % of revenue	3.7%	3.6%	3.8%	3.5%
Net earnings	$273	$263	$810	$781
Diluted earnings per share	$1.26	$1.21	$3.73	$3.57

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

In the third quarter and first nine months of fiscal 2025, we generated $9.4 billion and $27.6 billion in revenue, respectively, and our comparable sales declined 2.9% and 3.7%, respectively, as we continued to operate in a challenged consumer electronics industry and experienced softer customer demand. While our comparable sales declined in the third quarter of fiscal 2025 in categories such as appliances, home theater and gaming, we grew comparable sales in our computing, tablet and services categories.

Revenue, gross profit rate, SG&A and operating income rate changes in the third quarter and first nine months of fiscal 2025 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Store Summary

Stores open by reportable segment were as follows:

	November 2, 2024	October 28, 2023
Best Buy	889	901
Outlet Centers	25	21
Pacific Sales	20	20
Yardbird	23	21
Total Domestic stores	957	963
Canada Best Buy stores	129	128
Canada Best Buy Mobile stand-alone stores	31	32
Total International stores	160	160
Total stores	1,117	1,123

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. In fiscal 2025, we currently expect to reduce our Domestic Best Buy store count by approximately 10 to 12 stores.

Earlier this year, we announced our collaboration with Bell Canada to rebrand 167 of its stores to Best Buy Express. These stores, previously part of The Source, a wholly owned subsidiary of Bell Canada, are leased by Bell Canada. Under the arrangement, we provide the curated consumer electronics assortment and Geek Squad services, as well as supply chain, marketing and e-commerce. Bell Canada is the exclusive telecommunications services provider and is also responsible for the store operations. As of November 2, 2024, nearly all of the 167 stores have been rebranded.

Income Tax Expense

Income tax expense was relatively unchanged in the third quarter of fiscal 2025. Our effective tax rate (“ETR”) decreased to 23.9% in the third quarter of fiscal 2025 compared to 24.7% in the third quarter of fiscal 2024, primarily due to increased tax benefits from green energy incentives.

Income tax expense increased in the first nine months of fiscal 2025, primarily due to an increase in pre-tax earnings. Our ETR remained unchanged at 24.8% in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024, primarily due to increased tax benefits from green energy incentives, offset by reduced tax benefits from the resolution of tax matters and stock-based compensation.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue	$8,697	$8,996	$25,523	$26,687
Revenue % change	(3.3)%	(8.2)%	(4.4)%	(8.8)%
Comparable sales % change(1)	(2.8)%	(7.3)%	(3.8)%	(8.0)%
Gross profit	$2,049	$2,064	$5,993	$6,108
Gross profit as a % of revenue	23.6%	22.9%	23.5%	22.9%
SG&A	$1,716	$1,727	$4,982	$5,167
SG&A as a % of revenue	19.7%	19.2%	19.5%	19.4%
Restructuring charges	$(4)	$1	$4	$(14)
Operating income	$337	$336	$1,007	$955
Operating income as a % of revenue	3.9%	3.7%	3.9%	3.6%
Selected Online Revenue Data
Total online revenue	$2,727	$2,754	$7,970	$8,205
Online revenue as a % of total segment revenue	31.4%	30.6%	31.2%	30.7%
Comparable online sales % change(1)	(1.0)%	(9.3)%	(2.9)%	(9.5)%

(1)Comparable online sales are included in the comparable sales calculation.

Domestic revenue decreased in the third quarter and first nine months of fiscal 2025, primarily driven by comparable sales declines in the appliances, home theater and gaming categories, partially offset by comparable sales growth in the computing, tablets and services categories. Online revenue of $2.7 billion and $8.0 billion in the third quarter and first nine months of fiscal 2025 decreased 1.0% and 2.9%, respectively, on a comparable basis.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Computing and Mobile Phones	47%	44%	3.8%	(8.3)%
Consumer Electronics	28%	29%	(5.8)%	(9.5)%
Appliances	12%	14%	(14.7)%	(15.1)%
Entertainment	5%	6%	(18.8)%	20.6%
Services	7%	6%	6.0%	6.9%
Other	1%	1%	12.9%	4.7%
Total	100%	100%	(2.8)%	(7.3)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 3.8% comparable sales growth was driven primarily by computing and tablets.

•Consumer Electronics: The 5.8% comparable sales decline was driven primarily by home theater.

•Appliances: The 14.7% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 18.8% comparable sales decline was driven primarily by gaming.

•Services: The 6.0% comparable sales growth was driven primarily by growth in our membership programs, as well as delivery and installation services.

Domestic gross profit rate increased in the third quarter of fiscal 2025, primarily due to improved financial performance from our services category, including our membership offerings, which was partially offset by lower profit-sharing revenue from our private label and co-branded credit card arrangement and lower product margin rates.

Domestic gross profit rate increased in the first nine months of fiscal 2025, primarily due to improved financial performance from our services category, including our membership offerings, which was partially offset by lower product margin rates and lower profit-sharing revenue from our private label and co-branded credit card arrangement.

Domestic SG&A decreased in the third quarter of fiscal 2025, primarily due to lower employee compensation expense and lower intangible asset amortization expense, partially offset by higher advertising expense.

Domestic SG&A decreased in the first nine months of fiscal 2025, primarily due to lower employee compensation expense, which was primarily store payroll, lower intangible amortization expense and reduced vehicle rental costs. These decreases were partially offset by higher advertising and technology expense.

Domestic restructuring charges in the third quarter and first nine months of fiscal 2025 were primarily related to employee termination benefits and subsequent adjustments from higher-than-expected employee retention associated with an enterprise-wide restructuring initiative that commenced in the fourth quarter of fiscal 2024. Refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Domestic operating income rate increased in the third quarter and first nine months of fiscal 2025, primarily due to favorability in the gross profit rate, partially offset by decreased leverage from lower sales volume, which resulted in an unfavorable SG&A rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue	$748	$760	$2,057	$2,119
Revenue % change	(1.6)%	(3.4)%	(2.9)%	(7.9)%
Comparable sales % change	(3.7)%	(1.9)%	(3.0)%	(4.2)%
Gross profit	$168	$168	$474	$494
Gross profit as a % of revenue	22.5%	22.1%	23.0%	23.3%
SG&A	$155	$151	$436	$438
SG&A as a % of revenue	20.7%	19.9%	21.2%	20.7%
Operating income	$13	$18	$38	$58
Operating income as a % of revenue	1.7%	2.4%	1.8%	2.7%

International revenue decreased in the third quarter of fiscal 2025, primarily driven by comparable sales declines in gaming, home theater and appliances, as well as the negative impact of foreign exchange rates. These decreases were partially offset by increased revenue from Best Buy Express locations.

International revenue decreased in the first nine months of fiscal 2025, primarily driven by comparable sales declines in gaming, computing and home theater, as well as the negative impact of foreign exchange rates. These decreases were partially offset by increased revenue from Best Buy Express locations and comparable sales growth in mobile phones.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Computing and Mobile Phones	52%	50%	(0.1)%	(1.0)%
Consumer Electronics	26%	26%	(6.1)%	(8.4)%
Appliances	9%	10%	(8.1)%	4.0%
Entertainment	6%	7%	(18.7)%	18.6%
Services	6%	6%	4.0%	2.4%
Other	1%	1%	(12.7)%	(37.5)%
Total	100%	100%	(3.7)%	(1.9)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 0.1% comparable sales decline was driven primarily by computing and tablets, partially offset by comparable sales growth in mobile phones.

•Consumer Electronics: The 6.1% comparable sales decline was driven primarily by home theater and home automation.

•Appliances: The 8.1% comparable sales decline was driven by both large and small appliances.

•Entertainment: The 18.7% comparable sales decline was driven primarily by gaming.

•Services: The 4.0% comparable sales growth was driven primarily by growth in our membership programs.

International gross profit rate increased in the third quarter of fiscal 2025, primarily driven by growth in the higher margin services category.

International gross profit rate decreased in the first nine months of fiscal 2025, primarily driven by lower product margin rates and higher supply chain costs, which were partially offset by growth in the higher margin services category.

International SG&A increased in the third quarter of fiscal 2025, primarily driven by expenses associated with new Best Buy Express locations.

International SG&A decreased in the first nine months of fiscal 2025, primarily driven by lower advertising expense and lower employee compensation expense, which was primarily incentive compensation. These decreases were partially offset by expenses associated with new Best Buy Express locations.

International operating income rate decreased in the third quarter of fiscal 2025, primarily due to an unfavorable SG&A rate, partially offset by a favorable gross profit rate.

International operating income rate decreased in the first nine months of fiscal 2025, primarily due to decreased leverage from lower sales volume, which resulted in an unfavorable SG&A rate, and an unfavorable gross profit rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of operating income, effective tax rate and diluted EPS (GAAP financial measures) to non-GAAP operating income, non-GAAP effective tax rate and non-GAAP diluted EPS (non-GAAP financial measures) were as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating income	$350	$354	$1,045	$1,013
% of revenue	3.7%	3.6%	3.8%	3.5%
Intangible asset amortization(1)	5	15	16	56
Restructuring charges(2)	(4)	-	4	(16)
Non-GAAP operating income	$351	$369	$1,065	$1,053
% of revenue	3.7%	3.8%	3.9%	3.7%

Effective tax rate	23.9%	24.7%	24.8%	24.8%
Intangible asset amortization(1)	(0.1)%	-%	-%	0.2%
Restructuring charges(2)	-%	-%	-%	(0.1)%
Non-GAAP effective tax rate	23.8%	24.7%	24.8%	24.9%

Diluted EPS	$1.26	$1.21	$3.73	$3.57
Intangible asset amortization(1)	0.02	0.07	0.07	0.25
Restructuring charges(2)	(0.02)	-	0.02	(0.07)
Loss on investments	-	0.04	-	0.05
Gain on sale of subsidiary, net(3)	-	-	-	(0.10)
Income tax impact of non-GAAP adjustments(4)	-	(0.03)	(0.02)	(0.04)
Non-GAAP diluted EPS	$1.26	$1.29	$3.80	$3.66

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

Non-GAAP operating income rate decreased in the third quarter of fiscal 2025, primarily due to an unfavorable SG&A rate, partially offset by a favorable gross profit rate. Non-GAAP operating income rate increased in the first nine months of fiscal 2025, primarily due to a favorable gross profit rate in our Domestic segment, partially offset by an unfavorable SG&A rate.

Non-GAAP effective tax rate decreased in the third quarter of fiscal 2025, primarily due to increased tax benefits from green energy incentives. Non-GAAP effective tax rate decreased in the first nine months of fiscal 2025, primarily due to increased tax benefits from green energy incentives, partially offset by reduced tax benefits from the resolution of tax matters and stock-based compensation.

Non-GAAP diluted EPS decreased in the third quarter of fiscal 2025, primarily due to the decrease in non-GAAP earnings. Non-GAAP diluted EPS increased in the first nine months of fiscal 2025, primarily due to the increase in non-GAAP earnings.

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

Cash and cash equivalents were as follows ($ in millions):

	November 2, 2024	February 3, 2024	October 28, 2023
Cash and cash equivalents	$643	$1,447	$636

The decrease in cash and cash equivalents from February 3, 2024, was primarily due to dividend payments, capital expenditures and the timing and volume of inventory purchases and payments, partially offset by positive cash flows from operations, primarily driven by earnings.

The increase in cash and cash equivalents from October 28, 2023, was primarily due to positive cash flows from operations, primarily driven by earnings, partially offset by dividend payments, capital expenditures and share repurchases.

Cash Flows

Cash flows were as follows ($ in millions):

	Nine Months Ended
	November 2, 2024	October 28, 2023
Total cash provided by (used in):
Operating activities	$561	$290
Investing activities	(522)	(600)
Financing activities	(892)	(872)
Effect of exchange rate changes on cash and cash equivalents	(2)	(12)
Decrease in cash, cash equivalents and restricted cash	$(855)	$(1,194)

Operating Activities

The increase in cash provided by operating activities in the first nine months of fiscal 2025 was primarily driven by the timing and volume of inventory purchases and payments, partially offset by the timing of vendor funding receivables.

Investing Activities

Cash used in investing activities in the first nine months of fiscal 2025 decreased, primarily driven by lower capital spending. We currently expect capital expenditures to approximate $750 million in fiscal 2025 compared to $795 million in fiscal 2024.

Financing Activities

The increase in cash used in financing activities in the first nine months of fiscal 2025 was primarily driven by higher share repurchases.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of November 2, 2024, February 3, 2024, or October 28, 2023.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $295 million, $346 million and $423 million at November 2, 2024, February 3, 2024, and October 28, 2023, respectively. The decrease in restricted cash from February 3, 2024, and October 28, 2023, was primarily due to releases of product protection reserves based on claims and purchasing behaviors of customers participating in our membership offerings.

Debt and Capital

As of November 2, 2024, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Total cost of shares repurchased	$135	$128	$285	$278
Average price per share	$95.43	$71.61	$87.19	$74.16
Total number of shares repurchased	1.4	1.8	3.2	3.7
Regular quarterly cash dividend per share	$0.94	$0.92	$2.82	$2.76
Cash dividends declared and paid	$202	$201	$607	$603

The total cost of shares repurchased increased in the third quarter and first nine months of fiscal 2025, primarily due to an increase in the average price per share, partially offset by a decrease in the volume of repurchases. We currently expect total share repurchases of up to $500 million in fiscal 2025.

Cash dividends declared and paid increased during the third quarter and first nine months of fiscal 2025, due to the increase in the regular quarterly cash dividend per share, partially offset by fewer shares outstanding.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of November 2, 2024, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “appear,” “approximate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “project,” “seek,” “should,” “would,” and other words and terms of similar meaning or the negatives thereof. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, our operating model, new strategies and growth initiatives, the competitive environment, consumer behavior and other events. These statements involve a number of judgments and are subject to certain risks and uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K, and any updated information in subsequent Quarterly Reports on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macroeconomic pressures in the markets in which we operate (including but not limited to recession, inflation rates, fluctuations in foreign currency exchange rates, limitations on a government’s ability to borrow and/or spend capital, fluctuations in housing prices, energy markets, jobless rates, the imposition of tariffs, trade wars and effects related to the conflicts in Eastern Europe and the Middle East or other geopolitical events); catastrophic events, health crises and pandemics; susceptibility of the products we sell to technological advancements, product life cycle fluctuations and changes in consumer preferences; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers and in the provision of delivery speed and options); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion into health and new products, services and technologies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; inability of vendors or service providers to perform components of our supply chain (impacting our stores or other aspects of our operations) and other various functions of our business; risks arising from and potentially unique to our exclusive brands products; risks associated with vendors that source products outside of the U.S.; our reliance on our information technology systems, internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including statutes and/or regulations related to tax or privacy); evolving corporate governance and public disclosure regulations and expectations (including, but not limited to, cybersecurity and environmental, social and governance matters); risks arising from our international activities (including those related to the conflicts in Eastern Europe and the Middle East, fluctuations in foreign currency exchange rates, the imposition of tariffs and trade wars) and those of our vendors; failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; and failure to meet financial-performance guidance or other forward-looking statements. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

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

As of November 2, 2024, we had $0.9 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $0.4 billion. As of November 2, 2024, a 50-basis point increase in short-term interest rates would have led to an estimated $2 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $2 million decrease in interest income.

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

In the third quarter and first nine months of fiscal 2025, foreign currency exchange rate fluctuations were driven by the strength of the U.S. dollar against the Canadian dollar compared to the prior-year period. We estimate that the foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $6 million and $25 million in the third quarter and first nine months of fiscal 2025, respectively. The impact of foreign exchange rate fluctuations on our net earnings in the third quarter and first nine months of fiscal 2025 was not significant.

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

Our management, including our Chief Executive Officer and Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 2, 2024. Based on that evaluation, our Chief Executive Officer and Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer concluded that, at November 2, 2024, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended November 2, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 4, 2024 through August 31, 2024	376,830	$86.40	376,830	$3,602,000,000
September 1, 2024 through October 5, 2024	736,070	$99.08	736,070	$3,529,000,000
October 6, 2024 through November 2, 2024	306,831	$97.77	306,831	$3,499,000,000
Total fiscal 2025 third quarter	1,419,731	$95.43	1,419,731	$3,499,000,000

Item 5.Other Information

Rule 10b5-1 Plan Elections

Set forth below are developments regarding trading plan arrangements among our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the quarter ended November 2, 2024.

On September 12, 2024, Matthew Bilunas, the Company’s Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the potential sale of up to 69,116 shares of our common stock through May 30, 2025.

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
101

The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2025, filed with the SEC on December 6, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of November 2, 2024, February 3, 2024, and October 28, 2023, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended November 2, 2024, and October 28, 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 2, 2024, and October 28, 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended November 2, 2024, and October 28, 2023, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 2, 2024, and October 28, 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2025, filed with the SEC on December 6, 2024, formatted in iXBRL (included as Exhibit 101).

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

BEST BUY CO., INC.
(Registrant)

Date: December 6, 2024	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: December 6, 2024	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer

Date: December 6, 2024	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer