Form 10-K
period 2025-02-01
BEST BUY CO INC
filed 2025-03-19
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                             Yes  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $15.8 billion, computed by reference to the price of $82.36 per share, the price at which the common equity was last sold on August 2, 2024, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

As of March 17, 2025, the registrant had 211,369,657 shares of its common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to its 2025 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

BEST BUY FISCAL 2025 FORM 10-K

PART I

Item 1. Business.

Unless the context otherwise requires, the terms “we,” “us,” “our” and the “company” in this Annual Report on Form 10-K refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

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

Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Essentials, Best Buy Health, Current Health, Geek Squad, Imagine That, Insignia, Lively, My Best Buy, My Best Buy Memberships, Pacific Kitchen and Home, TechLiquidators and Yardbird; and the domain names bestbuy.com, currenthealth.com, lively.com, techliquidators.com and yardbird.com. Our International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Express, Best Buy Mobile, Geek Squad and TechLiquidators and the domain names bestbuy.ca and techliquidators.ca.

Operations

Our Domestic and International segments are managed by leadership teams responsible for all areas of the business. Both segments operate an omnichannel platform that allows customers to come to us online, visit our stores or invite us into their homes.

Development of merchandise and service offerings, pricing and promotions, procurement and supply chain, online and mobile application operations, marketing and advertising and labor deployment across all channels are centrally managed. In addition, support capabilities (for example, human resources, finance, information technology and real estate management) operate primarily from our corporate headquarters. We also have field operations that support retail, services and in-home teams primarily from our corporate headquarters and regional locations. Our retail stores have procedures for inventory management, asset protection, transaction processing, customer relations, store administration, product sales and services, staff training and merchandise display that are largely standardized. All stores generally operate under standard procedures with a degree of flexibility for store management to address certain local market characteristics. While day-to-day operations of our stores are led by store management, more strategic decisions regarding, for example, store locations, format, category assortment and fulfillment strategy, are led by our corporate teams with input from market or regional leadership.

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

Distribution

Customers within our Domestic segment who purchase product online have the choice to have product delivered, or pick up product from a Best Buy store (including curbside pick-up for many products at most stores) or an alternative pick-up location. Our ship-from-store capability allows us to offer additional fast and convenient delivery options for customers. Most merchandise is shipped directly from manufacturers to our distribution centers. Distribution is similar for our International segment.

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2025, our 20 largest suppliers accounted for approximately 80% of the merchandise we purchased, with five suppliers – Apple, Samsung, HP, Sony and LG – representing approximately 55% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or that secure any of the key terms of our arrangements.

We carefully monitor and manage our inventory levels in an effort to match quantities on hand with consumer demand as closely as possible. Key elements to our inventory management process include the following: continuous monitoring of consumer demand and product life cycles, continuous monitoring and adjustment of inventory receipt levels and pricing, agreements with vendors relating to reimbursement for the cost of markdowns or sales incentives, and agreements with vendors relating to return privileges for certain products.

We also have a global sourcing operation to design, develop, test and contract-manufacture our exclusive brands products.

Store Development

We had 1,117 stores at the end of fiscal 2025 throughout our Domestic and International segments. Our stores are a vital component of our omnichannel strategy, and we believe they are an important competitive advantage. We also have vendor store-within-a-store concepts to allow closer vendor partnerships and a higher quality customer experience. We continuously look for opportunities to optimize our store space, renegotiate leases and selectively open or close locations to support our operations.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and trade names, including, but not limited to, Best Buy, Best Buy Ads, Best Buy Essentials, Best Buy Express, Best Buy Health, Best Buy Marketplace, Current Health, Geek Squad, Imagine That, Insignia, Jitterbug, Lively, Magnolia, My Best Buy, My Best Buy Memberships, Pacific Kitchen and Home, Pacific Sales, Rocketfish, TechLiquidators, Yardbird and our Yellow Tag logo.

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

Working Capital

We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our revolving credit facility is available for additional working capital needs, for general corporate purposes, investments and growth opportunities. Our working capital needs typically increase in the months leading up to the holiday shopping season as we purchase inventory in advance of expected sales.

Competition

Our competitors are primarily multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers, vendors and mobile network carriers who offer their products and services directly to customers. We believe our ability to help customers online, in our stores and in their homes, and to connect technology product and solutions with customer needs, provide us key competitive advantages. Some of our competitors have lower cost operating structures and seek to compete for sales primarily on price. We carefully monitor pricing offered by other retailers and service providers, as maintaining price competitiveness is one of our ongoing priorities. In addition, we have price-matching policies that allow customers to request that we match a price offered by certain retail stores and online operators. In order to allow this, we are focused on maintaining efficient operations and leveraging the economies of scale available to us through our global vendor partnerships. We believe our dedicated and knowledgeable people; our integrated online, retail and in-home assets; our broad and curated product assortment; our strong vendor partnerships; our service and support offerings designed to solve customer needs; our unique ability to showcase technology in distinct store formats; and our supply chain are important ways in which we maintain our competitive advantage.

Corporate Responsibility & Sustainability (“CR&S”)

As we pursue our purpose to enrich lives through technology, we are committed to creating shared long-term value and positively impacting the world, the environment and the communities in which we operate through interactions with our stakeholders, including our customers, employees, vendor partners, community partners and shareholders.

The Nominating, Corporate Governance and Public Policy Committee of our Board of Directors (“Board”) advises and oversees management regarding the effectiveness and risks of our CR&S strategy, programs and initiatives, including environmental goals and progress, corporate responsibility programs, initiatives and public policy positions and advocacy.

Environmental

We aspire to drive forward the circular economy, a system that aims to reduce waste and preserve resources. We focus on our highest-impact areas, including our operations, the energy we procure and the products we sell. These efforts contribute to mitigating climate risks, reducing potential risks to our business and generating long-term cost savings.

In our operations, we strive to reduce the use of natural resources. We believe the following focus areas help to reduce the use of natural resources and our impact on the environment while improving our efficiency and profitability:

•We aim to reduce our carbon emissions by minimizing energy usage, advocating for a cleaner grid and sourcing renewable energy.

•We monitor our water consumption across our business to identify and manage programs that lessen our dependence on water.

•To reduce waste and maximize resource efficiency, we continue our efforts to build a more sustainable supply chain by focusing on certifying our supply chain locations as TRUE zero waste.

Our focus on sustainable products centers on helping our customers reduce their impact on the environment through the products we sell. We do this by providing a variety of energy-efficient products for our customers.

We also support the circular economy by keeping consumer products in use for as long as possible through our repair and trade-in services. We put materials back into the manufacturing process when products reach the end of their lives through our electronics and appliance recycling program. In fiscal 2025, we continued to evolve our industry-leading e-waste recycling program and found additional ways to incentivize recycling.

Human Rights and Responsible Sourcing

We are committed to respecting human rights through our alignment with the United Nations Guiding Principles on Business and Human Rights.

Further, across all the products and services we procure, we seek to mitigate risk and enhance our partnership with suppliers and create value for all stakeholders through our Responsible Sourcing Program. We are active members of the Responsible Business Alliance, as are many of the major brands we sell, which allows us to partner across initiatives and increase our impact. Collectively, we embrace a common Supplier Code of Conduct and audit methodology that creates business value by improving working conditions and environmental practices throughout the supply chain.

Social Impact

We are committed to helping teens build brighter futures and increasing access to technology for the tech-reliant careers of the future. We believe our employee volunteer programs, like Geek Squad Academy, help to spark excitement and interest in technology for young learners while engaging our employees’ unique technical expertise.

Best Buy also serves as a fiscal sponsor of the Best Buy Foundation™, whose signature Best Buy Teen Tech Center® program consists of a network of youth-centered community hubs where teens can engage with the latest technology, learn career skills, and interact with safe and supportive mentors. As of February 1, 2025, the Best Buy Foundation™ supported a network of 68 Best Buy Teen Tech Center® locations across the U.S. and Canada.

Human Capital Management

We believe in the power of our people. Our culture is built on the belief that engaged and committed employees – supported by opportunities to learn, grow, innovate and explore – can lead to extraordinary outcomes. At the end of fiscal 2025, we employed approximately 85,000 employees in the U.S. and Canada.

Inclusion and Belonging

We believe in an inclusive work environment with a culture of belonging where everyone feels valued, can thrive and has equal opportunities at all levels in the organization. At the core of this environment are our company values, which were founded decades ago and focus, in part, on what it means to unleash the power of our people, as individuals, so everyone can learn, grow and be the best version of themselves. We believe that creating this environment is the right thing to do and has been key to our long-term business success.

Our Executive Leadership Team and Compensation and Human Resources Committee of our Board supports the development of a culture of belonging and engagement through oversight of our human resources policies and programs. The Nominating, Corporate Governance and Public Policy Committee of our Board recommends criteria for the selection of individuals to be considered as candidates for election to the Board.

Training and Development

We continue to invest in our employees and build a culture focused on developing our talent. Prioritizing foundational and leadership skill development helps to meet employees where they are at, which creates a more adaptable and resilient workforce and enhances our competitive advantage. Additionally, we believe by investing in employee training and development we can create a better employee environment and increase productivity, retention and innovation that ultimately improves our overall company performance and brings value to stakeholders. With the continued goal of creating learning opportunities that are tailored to the unique work of each role and a focus on solving the most important problems in our business, we expanded our variety of training experiences in fiscal 2025. This included new learning campaigns, leadership programs and expanded side-by-side trainings to support employee growth alongside their peers and leaders in condensed training formats.

Examples of enhancements in fiscal 2025 include:

•We evolved our leadership development offerings to grow and transform Best Buy for its future. These offerings included unique programs such as an enterprise-wide manager development program, a skill development program for our senior store leaders and several emerging talent programs including an officer readiness program.

•We expanded our learning campaigns, reaching thousands of employees for new products to include a closer partnership with our vendors, more exposure for our employees and in-depth training in artificial intelligence to help customers with the products they use.

•We enhanced our portfolio of risk, compliance and safety microlearning courses to enable employees to continuously develop safe, secure and ethical behaviors to protect the company.

Employee Benefits

Our benefits aim to support employees’ overall well-being: physical, mental, financial and work-life. We believe our ability to deliver on our purpose of enriching our customers’ lives depends on ensuring our employees are living happy and healthy lives — both while at work and outside of work. In fiscal 2025, we introduced the following benefits to our employees:

•A well-being sabbatical for employees with five or more years of service that provides them an opportunity to take four weeks off (once every three years) to focus on their well-being.

•Additional paid time off each year in recognition of tenure for full-time employees with 20 or more years of service, plus additional tiers for part-time employees at three and six years.

•Five floating holidays and two fixed company holidays (Thanksgiving and Christmas Day) in place of seven fixed holidays for U.S. employees, to give flexibility for employees to celebrate what is meaningful to them.

Additionally, in fiscal 2025, we continued our focus on:

•Caregiver support, including:

oAccess to Joshin, a support system for employees and their loved ones with a focus on disabilities and neurodivergence;

oPersonalized help in a time of great need through Wellthy, a program that helps with emergency housing, healthcare, substance abuse, complex eldercare issues and other moments of crisis;

oPay continuation (paid leave) and caregiver pay so employees can care for themselves and their loved ones;

oParental leave for U.S. employees that provides eligible birth parents 100% pay for 10 weeks and eligible non-birth parents 100% pay for four weeks;

•Up to $2,500 in financial assistance to employees experiencing personal hardship through the HOPE Fund – Helping Our People in Emergencies – in partnership with the Richard M. Schulze Family Foundation;

•Mental health support, including our commitment to raise awareness by equipping employees with training to notice issues in themselves or others, and then find help; and

•Tuition assistance, including the expansion of our partnership schools that give eligible employees the opportunity to earn a degree with no out-of-pocket costs.

The Compensation and Human Resources Committee of our Board oversees risks related to our human capital management through its regular review of our practices, policies and programs, which includes overall employee wellness and engagement in these areas, employee benefit plan compliance, leadership succession planning and wage, retention and hiring programs.

For more information on CR&S matters, as well as human capital management, please see Best Buy’s Fiscal 2025 Corporate Responsibility and Sustainability Report expected to be published later this year, at https://corporate.bestbuy.com/reports-and-resources. This website and the report are not part of this Annual Report on Form 10-K and are not incorporated by reference herein.

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

External Risks

Macroeconomic pressures may adversely affect consumer spending and our financial results.

To varying degrees, our products and services are sensitive to changes in macroeconomic conditions. Consumer demand for the products and services that we offer could be affected by a number of factors, including: real GDP growth, inflation, recession, consumer confidence, employment levels, cost of living, tax rates, availability of consumer financing, interest rates, housing market conditions, foreign currency exchange rates, the price of oil, gas and other commodities, and other macroeconomic trends. Additionally, the impact of these factors could be compounded with respect to discretionary purchases of consumer electronics.

These macroeconomic conditions impact consumer behavior and spending in various ways, including:

•whether or not they make a purchase;

•how frequently they upgrade or replace their devices;

•their choice of brand, model or price-point; and

•their appetite for complementary services (for example, My Best Buy Plus™ or My Best Buy Total™ membership).

Any decrease in consumer demand due to macroeconomic conditions may negatively impact our financial results.

We are subject to specific pressures that may increase our product prices, including high consumer demand, inflation, tariffs and supply chain disruptions. Additionally, price increases in the products we purchase for resale may require us to adjust our sales prices. Our ability to increase prices to offset these pressures might be limited, requiring us to absorb these increases within our margins. Increases in the cost of living may also put pressure on our ability to offer competitive compensation and other employer-provided benefits and may adversely affect our financial results. Any economic factors or circumstances resulting in higher transportation, labor, insurance costs, healthcare costs or commodity prices can increase our cost of sales and operating, selling, general and administrative expenses and otherwise materially adversely affect our financial results.

Geopolitical pressures may adversely impact our supply chain, the cost of our products or revenues and financial results.

Geopolitical tensions, both domestic and international, including issues related to trade routes, political instability and divisiveness, the potential implementation of more restrictive trade policies, higher tariffs or the renegotiation of existing trade agreements could have a material adverse impact on our business.

While we directly import approximately 2% to 3% of our overall assortment, our complex supply chain is heavily reliant on vendor imports from China and Mexico, which we currently estimate make up approximately 55% and 20%, respectively, of the products we purchase. Moreover, the consumer electronics we sell and our underlying technological infrastructure are dependent on rare earth elements, predominantly processed in China. Recently passed or proposed tariffs involving these countries could have an adverse impact on our operations. Any further changes in, or uncertainty surrounding, trade policies with these countries, including tariffs on products and parts imported by us or our vendors, as well as any international retaliatory actions, could increase costs, disrupt our supply chain and/or impact the availability of underlying technology critical to our operations. Additionally, changes in, or uncertainty surrounding, policies or efforts that may affect the flow of trade, especially those impacting critical international trade routes, such as the Panama Canal and the Suez Canal, could potentially cause disruption to the global supply chain and may adversely affect our operations and financial results.

Ongoing or emerging conflicts, including those in Ukraine, the Middle East and the South China Sea, may continue to impact fuel prices, inflation, the global supply chain, cybersecurity and other macroeconomic conditions, which may further adversely affect global economic growth, consumer confidence and demand for our products and services. For example, attacks on cargo ships in the Red Sea, catalyzed by tensions in the Middle East, continue to disrupt global trade flows and shipping capacity. Additionally, any further deterioration of relations between Taiwan and China, the resulting actions taken, the response of the international community and other factors affecting trade with China or political or economic conditions in Taiwan could disrupt the manufacturing and distribution of products or hardware components in the region, such as semiconductors and television panels sourced from Taiwan or the broader array of products sourced from China.

These trade restrictions and any associated political uncertainty surrounding international trade measures and international relations may affect market stability and consumer confidence. One or more of these factors could have a material adverse effect on our supply chain, the cost of our products or our revenues and financial results.

Catastrophic events, including the effects of climate change, could adversely affect our operating results.

The risk and actual occurrence of various catastrophic events could have a material adverse effect on our financial performance. Events that affect our properties, supply chain, partners, workforce or customers may consist of, or be caused by, for example:

•natural disasters or extreme weather events (such as storms, blizzards, extreme temperatures, earthquakes, hurricanes, floods, fires and droughts), including those related to, or exacerbated by, climate change;

•diseases or pandemics;

•power loss, telecommunications failures, or software and hardware malfunctions; and

•terrorism (including related cyber threats), civil unrest, violent acts or other conflicts.

The number and severity of certain catastrophic events is increasing in many of our markets. Such events can adversely affect our workforce and prevent employees and customers from reaching our stores and properties. Catastrophic events can also disrupt portions of our supply chain, distribution network and third-party services, and may impact our ability to procure goods or services required for operating our business. Such events can also affect our information technology systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as a pandemic.

Three of our largest states by total sales (California, Texas and Florida) are particularly vulnerable to natural disasters and extreme weather conditions. Natural disasters and climate-related events in these states, and other areas where our sales and operations are concentrated, could result in significant physical damage to, or closure of, our facilities and may require upgrades to our facilities and infrastructure.

Additionally, heightened violence and crime in or around our stores, customer homes or businesses where we are performing services may further jeopardize the safety and security of our workforce and customers as well as the general operation of our stores. Further, social unrest/tension, and any related potential for violence, may impact our workforce, customers, properties and the communities where we operate. If our customers, employees and shareholders do not perceive our response to be appropriate or adequate, we could suffer damage to our reputation and brand, which could adversely affect our business.

As a consequence of these catastrophic events, we may experience interruptions to our operations or losses of property, equipment and/or inventory, which could adversely affect our revenue and profitability.

Many of the products we sell are highly susceptible to technological advancement, product life-cycle fluctuations and changes in consumer preferences.

We operate in a highly and increasingly dynamic industry sector fueled by constant technological innovation and disruption, including most recently by the proliferation of artificial intelligence (“AI”) technologies. These factors manifest in a variety of ways: the emergence of new products and categories, the rapid maturation of categories, cannibalization of categories, changing price points, and product replacement and upgrade cycles.

This rapid pace of change can be hard to predict and manage. If we fail to interpret, predict and react to these changes in a timely and effective manner, the consequences may include, but are not limited to:

•failure to offer, or inability to secure an adequate supply of, the products and services that our customers want;

•excess inventory, which may require heavy discounting or liquidation;

•delays in adapting our merchandising, marketing or supply chain capabilities to accommodate changes in product trends; and

•damage to our brand and reputation.

Vendors may also fail to adequately invest in new technology, design, production or distribution facilities and may reduce their customer incentives, advertising and promotional activities or change their pricing policies.

These and other similar factors could have a material adverse impact on our revenue and profitability.

Strategic Risks

We face strong competition from multi-channel retailers, e-commerce businesses, technology service providers, traditional store-based retailers, vendors and mobile network carriers, which directly affects our revenue and profitability.

While we constantly strive to offer consumers the best value, the retail sector is highly competitive. Price is of great importance to most customers, and price transparency and comparability continues to increase. Digital technology enables consumers to compare prices on a real-time basis, putting additional pressure on us to maintain competitive prices. We compete against many local, regional, national and international retailers (both online and brick and mortar), as well as against some of our vendors and mobile network carriers that market their products directly to consumers. Competition is becoming increasingly diverse, including in the advertising revenue space and with the proliferation of marketplace platforms offering products at increasingly lower prices. Diverse competition may also arise from new entrants into the markets we serve, including unexpected players who could more aggressively leverage technologies such as AI and platform integrations.

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

Further, as our competitors develop and expand their strategic use of AI, our operations and profitability could be adversely impacted if we fail to execute or maintain our own focused AI strategy enabling technology advancement and innovation. As these and related competitive factors evolve, we may experience material adverse pressure on our revenue and profitability.

If we fail to attract, retain and engage qualified employees, our operations and profitability may be negatively impacted. In addition, changes in market compensation rates could adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high-quality services and assistance for our customers requires a highly trained and engaged workforce, which is reliant on the creation and maintenance of a positive culture that is attractive to all qualified employees and beneficial relationships between employees and the enterprise. The turnover rate in the retail sector is relatively high, and there is an ongoing need to recruit and train new employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include, for example, employee engagement, our reputation, our ability to train and develop our employees, our ability to connect with and promote available talent pools, our development and maintenance of employer-desired policies and practices, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages. Our policies and practices may be affected by, or require changes in response to, legal and regulatory restrictions on policies related to inclusion and belonging, employee engagement and climate change, which may further impact our ability to retain and engage qualified employees. Failure to recruit or retain qualified employees may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, significant turnover of our executive team or other employees in key positions with specific knowledge relating to our operations and industry may negatively impact our operations and financial results.

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

The execution of our strategy relating to certain products and services (including health technology, services and logistics) brings business, financial and regulatory risks.

In the health sector, we offer a range of products and services, including, for example, Personal Emergency Response (PERS) and Remote Patient Monitoring (RPM) technology and services. As we refine existing offerings and introduce new offerings, we must navigate a complex, dynamic regulatory and technological environment, which may subject us to additional operational, financial and reputational risks. Our customers may not like our new value propositions, and we may be subject to claims if customers of these offerings experience service disruptions, failures or other issues.

Our health sector offerings and the customers we serve bring us into scope for many significant regulatory requirements, including those enforced by the U.S. Food and Drug Administration (FDA), the Centers for Medicaid and Medicaid Services (CMS), State Medicaid Agencies and the Federal Communications Commission (FCC). Additionally, the collection, storage, use and disclosure of personal information subjects us to privacy and security requirements, such as the Health Insurance Portability and Accountability Act (HIPAA), the United Kingdom’s General Data Protection Regulation (GDPR, as retained in United Kingdom law) and numerous state data privacy laws.

The risk accompanied with operating in the health sector may lead to a range of consequences, including, but not limited to, customer complaints, individual consumer claims or class actions, product recalls, temporary bans on products, stoppages at production facilities, orders to stop providing services, remediation costs, corrective action plans, fines, penalties, regulatory enforcement actions, potential loss of business and impairment of our ability to continue participation in government healthcare programs. These and other related issues could have a material adverse impact on our financial results and reputation.

Our focus on services exposes us to certain risks that could have a material adverse impact on our revenue, profitability and reputation.

We offer a full range of services that complement our product offerings, including consultation, delivery, design, installation, memberships, protection plans, repair, set-up, technical support and health, safety and caregiving monitoring and support. The strategy and execution of our service offerings are subject to incremental risks. These risks could include, for example:

•sustained increase in consumer desire to purchase product offerings online and through mobile applications, impacting our ability to sell ancillary services;

•inability to sustain and operate a technology infrastructure sufficient to support our services growth;

•ongoing pressure on margins from our Best Buy membership offerings, and the risk that increased volumes will not fully compensate for lower margins;

•increased labor expenses and inability to accurately forecast staffing levels to meet customer needs and demands;

•pressure on traditional labor models to meet the evolving landscape of offerings and customer needs;

•responsibility for third parties that fail to meet our standards or fail to comply with applicable labor and independent contractor regulations;

•increased reputational risk of bad actors posing as Geek Squad and/or customer care;

•increased risk of errors or omissions in the fulfillment of services;

•unpredictable extended warranty failure rates and related expenses;

•employees in transit using company vehicles to visit customer locations and employees being present in customer homes, which may increase our scope of liability;

•the potential for increased scope of liability relating to services offerings provided by third parties on our behalf;

•employees having access to customer devices, including the information held on those devices, which increases our risk given the responsibility for the security of those devices and the privacy of the data they hold while in our possession;

•the risk that in-home services could be more adversely impacted by inclement weather, health and safety concerns and catastrophic events; and

•increased risk of non-compliance with new laws and regulations applicable to these services.

Our reliance on key vendors and mobile network carriers subjects us to various risks and uncertainties which could affect our revenue and profitability.

We source the products we sell from a wide variety of domestic and international vendors. In fiscal 2025, our 20 largest suppliers accounted for approximately 80% of the merchandise we purchased, with five suppliers – Apple, Samsung, HP, Sony and LG - representing approximately 55% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise. Our profitability depends on securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. While we believe we offer capabilities that these vendors value and depend upon to varying degrees, our vendors may be able to leverage their competitive advantages — for example, their own stores or online channels, their financial strength, the strength of their brands with customers or their relationships with other retailers — to our detriment. In addition, vendors may decide to limit or cease allowing us to offer certain categories, focus their marketing efforts on alternative channels or make unfavorable changes to our financial or other terms. Further, our flexibility to modify selling prices is limited due to digital technology that enables consumers to compare prices on a real-time basis.

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

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our company and our brands are key to our success. Operational factors, such as failure to deliver high quality services, noncompetitive pricing, failure to meet delivery promises or business interruptions, could damage our reputation. External factors, such as negative public remarks or accusations, or our failure to meet enhanced, and sometimes conflicting, expectations on corporate response to sensitive topics, could also be damaging, including those related to inclusion and belonging, employee engagement and climate change. Third parties may commit fraud (including AI-driven fraud) while using our brand without our permission, possibly harming brand perception or reputation. The ubiquity of social media means that customer feedback and other information, which may include fictitious information, about our company are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in, among other things, declines in revenues and customer loyalty, decreases in gift card and service plan sales, lower employee retention and productivity and vendor relationship issues, all of which could materially adversely affect our revenue and profitability.

Failure to effectively manage and execute strategic ventures or partnerships could have a negative impact on our business.

We may pursue new strategic ventures, including business relationships, acquisitions, and expanding or adding revenue streams, including our retail media network, known as Best Buy Ads, and our marketplace platforms, where third-party sellers can sell their own products on Best Buy’s platform (“Marketplace”) (collectively “Strategic Ventures”). Assessing the viability of Strategic Ventures is typically subject to uncertainty, and the success of such Strategic Ventures can be adversely affected by many factors, including, for example:

•failure to identify or appropriately evaluate the risks of Strategic Ventures in our diligence assessments;

•state or local regulations that may limit our ability to execute certain aspects of our Strategic Ventures;

•failure to integrate aspects of Strategic Ventures into our existing business, such as new product or service offerings or information technology systems;

•failure to accurately predict customer demand, or generate forecasted revenue or profitability;

•failure to maintain appropriate internal controls over financial reporting;

•uncertainty of accurately forecasting financial performance, including the impact of unforeseen changes in the business environment of Strategic Ventures, including, for example, the continuity of government funding for certain in-home care programs;

•failure to generate expected synergies, such as cost reductions and other benefits; and

•adverse impacts on relationships with employees, vendors and other key partners of our existing business or Strategic Ventures.

If our new or emerging Strategic Ventures are unsuccessful, our liquidity and profitability could be materially adversely affected, and we may be required to recognize material impairments to goodwill and other assets acquired. For example, we recorded a pre-tax, non-cash goodwill impairment charge of $475 million related to our Best Buy Health reporting unit, as described further in the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in fiscal 2025. Strategic Ventures may also divert our financial resources and management’s attention from other important areas of our business.

Failure to effectively manage our real estate portfolio and market segmentation strategy may negatively impact our operating results.

Effective management of our real estate portfolio is critical to our omnichannel strategy. Failure to identify and secure suitable locations for our stores and other facilities, failure to negotiate appropriate terms related to our real estate portfolio, or failure to react appropriately should any unforeseen changes arise, could impair our ability to compete successfully and our profitability. Any of the following factors could impact our long-term real estate strategy:

•our ability to adjust store operating models to adapt to these changing patterns;

•the location and appropriate number of stores, supply chain and other facilities in our portfolio;

•the products and services we offer at each store;

•the local competitive positioning, trade area demographics and economic factors for each of our stores; and

•the primary term lease commitment and long-term lease option coverage for each store.

Operational Risks

Interruptions and other factors affecting our supply chain may adversely affect our business.

Our supply chain assets are a critical part of our operations, particularly considering industry trends and initiatives, such as ship-from-store and the emphasis on fast delivery when purchasing online. We depend on our vendors’ abilities to deliver products to us at the right location, at the right time and in the right quantities. We also depend on third parties for the operation of certain aspects of our supply chain network. These risks are compounded for small parcel home deliveries, as we are dependent on a relatively small number of carriers with the scope and capacity required by our business. The continuing growth of online purchases for delivery increases our exposure to these risks. The factors that can adversely affect our operations or cause interruptions to our delivery capabilities include, but are not limited to:

•operational failures from growing demand on existing technological infrastructure;

•risk to our employees, customers and inventory arising from burglaries or robberies in transit, at our stores or other facilities;

•failure of third parties to meet our standards or commitments; and

•consolidation or business failures in the transportation and distribution sectors.

Additionally, global supply chain impacts, similar to previous disruptions in the Red Sea and Panama Canal, could lead to increases in transportation costs or hinder third parties’ abilities to meet our demand for product volumes and timing, including:

•unionization, labor strikes, slow-downs, competitive job markets and labor shortages impacting ports or any other aspect of our supply chain;

•geopolitical affairs, including tariffs;

•natural disasters and climate events; and

•diseases, pandemics, outbreaks and other health-related concerns.

It is important that we maintain optimal levels of inventory in each store and distribution center and respond rapidly to shifting demands. Any disruption to our supply chain network, including for any of the reasons above, could damage our revenue and profitability. If we fail to manage these risks effectively, we could experience a material adverse impact on our reputation, revenue and profitability.

We utilize third-party vendors for certain aspects of our operations, and any material disruption in our relationships or their services may have an adverse impact on our business.

We engage key third-party business partners to support various functions of our business, including delivery and installation, customer warranty, information technology, web hosting and cloud-based services, customer loyalty programs, promotional financing and customer loyalty credit cards, gift cards, technical support, transportation, insurance programs and human resource operations. Any material disruption in our relationships with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

We are subject to risks related to the products we sell, including those products sold on our Marketplace platforms and products under our exclusive brand labels (Best Buy Essentials, Dynex, Insignia, Modal, Platinum, Rocketfish, Yardbird and Lively brands) that could affect our operating results.

If the products we sell fail to meet, or are alleged to fail to meet, applicable safety standards or our customers’ expectations regarding safety and quality, we could be exposed to increased legal risk and damage to our reputation. Failure to take appropriate actions in relation to product-related issues (for example, product recalls) could lead to violations of laws and regulations and leave us susceptible to government enforcement actions or private litigation. Recalls of products, particularly when combined with lack of available alternatives or difficulty in sourcing sufficient volumes of replacement products, could also have a material adverse impact on our revenue and profitability.

Our ability to find qualified vendors who can supply products that meet our internal standards of quality and safety in a timely and efficient manner can be difficult, especially with respect to goods sourced from outside the U.S. Risks such as political or economic instability, cross-border trade restrictions or tariffs, merchandise quality issues, product safety concerns, work stoppages, human rights violations, port delays, foreign currency exchange rate fluctuations, transportation capacity and costs, inflation, civil unrest, natural disasters, outbreaks of pandemics and other factors relating to foreign trade are beyond our control. These and other related issues could have a material adverse impact on our financial results.

We have greater exposure to product-related risks in our exclusive brand category, including:

•exposure and responsibility to consumers for warranty replacements and repairs as well as product liability claims (including bodily injury or death), some of which may require us to take significant actions, such as product recalls;

•inventory obsolescence as we do not generally have return-to-vendor rights;

•disruptions in manufacturing or logistics due to inconsistent and unanticipated order patterns;

•our inability to develop long-term relationships with key manufacturers;

•claims by technology or other intellectual property owners if we inadvertently infringe upon their patents or other intellectual property rights or if we fail to pay royalties owed on our exclusive brand products;

•inability to obtain or adequately protect patents and other intellectual property rights on our exclusive brand products or manufacturing processes; and

•failure to maintain consistent quality, availability and competitive pricing, which could have a material adverse impact on the demand for exclusive brand products and the profits we are able to generate from them.

Most of our exclusive brand products are manufactured by contract manufacturers in China, Mexico and Southeast Asia. This arrangement exposes us to the following additional potential risks:

•inability to seek recourse from manufacturers may be limited in foreign jurisdictions;

•inability to conform in a timely manner to new rules or interpretations of developing and often-changing labor and environmental laws for the manufacturing of products in foreign countries; and

•inability to source alternatives quickly enough to avoid interruptions in product supply due to disruptions, such as trade disputes or excessive tariffs.

Our expanding third-party Marketplace, including our existing Canadian platform and our soon-to-launch U.S. platform, could present additional risks. Should the products sold on our Marketplace fail to meet quality, safety or regulatory standards, it could erode customer trust and damage our reputation. Moreover, unsettled laws regarding retailer responsibility for product liability and intellectual property claims related to third-party products sold on marketplace platforms compound our marketplace risk.

We rely heavily on our information technology systems for key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

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

Our information technology systems and those of our partners are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, worms, other malicious computer programs, denial-of-service attacks, security breaches (through cyber-attacks and other malicious actions, including ransomware and phishing attacks), catastrophic events (such as fires, tornadoes, earthquakes and hurricanes) and configuration or usage errors by our employees. While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. The failure or interruption of these information systems, data centers, cloud platforms or their backup systems could significantly disrupt our business and cause higher costs and lost revenues and could threaten our ability to remain in operation.

As we continue to expand our use of software as a service (SaaS) providers, we may face additional risks that may compromise our security or disrupt our business capabilities, including ensuring the proper configuration and dependencies on our service providers’ cybersecurity practices.

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

We face a heightened risk of cybersecurity attacks or data security incidents, which could have a material adverse impact on our business.

We utilize complex information technology platforms to operate our websites and mobile applications. If we fail to secure these systems against attacks, or fail to effectively configure, upgrade and maintain our hardware, software, network, and system infrastructure and improve the efficiency and resiliency of our systems, it could cause system interruptions and delays. Disruptions to these services, such as those caused by unforeseen traffic levels, malicious attacks by foreign governments, criminals or other non-state actors, other technical difficulties or events outside of our control, such as natural disasters, power or telecommunications failures or loss of critical data, could prevent us from accepting and fulfilling customer orders for products or services, which could have an adverse impact on our revenue, incur material costs and could adversely affect our reputation. If a cybersecurity event is related to data that is regulated, such as under HIPAA, GDPR or California Consumer Privacy Act, in addition to the direct business risks noted, we could be subject to additional regulatory investigations, penalties and fines.

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

Our business involves the collection, use and storage of personal information, including payment card information and protected health information, as well as confidential information regarding our employees, customers, vendors and other company information. We also share personal and confidential information with suppliers and other third parties and we use third-party technology and systems that process and transmit information for a variety of activities. We have been the target of attempted cyber-attacks and other security threats, and we may be subject to breaches of our information technology systems. While we engage in significant data-protection efforts, criminal activity, such as cyberattacks, lapses in our controls, impersonation of individuals with proper access controls, or the intentional or negligent actions of employees, business associates or third parties, may undermine our privacy and security measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate company, employee, third-party or customer information, or authorized parties may use or share personal information in an inappropriate manner or otherwise seek to extract financial gain based on access to, or possession of, company, employee, customer or vendor information. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, and, given the potentially disruptive nature of emerging technologies (including AI), we may be unable to anticipate such attacks or promptly and effectively respond to them. Any compromise of our customer information or other confidential information could have a material adverse impact on our reputation and/or our relationships with our customers and partners, which may in turn, have a negative impact on our revenue and may expose us to material costs, penalties and claims.

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

Regulatory, Compliance and Legal Risks

We are subject to statutory, regulatory and legal developments that could have a material adverse impact on our business.

The laws and regulations with which we must comply expose us to complex compliance and litigation risks that could have a material adverse effect on our operations. Some of the most significant compliance and litigation risks we face include, but are not limited to:

•the difficulty of complying with sometimes conflicting statutes and regulations in local, national and international jurisdictions;

•the potential for incremental costs related to compliance with new or existing environmental legislation or international agreements affecting energy transition, greenhouse gas emissions, electronics recycling and water or product materials;

•the challenges of ensuring compliance with applicable product laws and regulations, including laws and regulations related to product safety, product transport and product disposal, as well as laws and regulations related to the products sold by us or by our third-party Marketplace sellers and the products we contract to manufacture;

•the impact of evolving regulations governing data privacy and security, including limitations on the collection, use or sharing of information, consumer rights to access, delete or limit/opt-out of the use of information, and litigation arising from new private rights of action;

•the impact of other new or changing statutes and regulations related to, but not limited to, finance, healthcare, corporate governance matters, escheatment, pricing, anti-money laundering, content, distribution, copyright, mobile communications, AI deployment or usage, electronic device certification or payment services, or other future legislation that could affect how we operate and execute our strategies or alter our expense structure;

•the challenges of ensuring compliance with applicable labor and employment laws, including: laws governing the organization of unions and related rules that affect the nature of labor relations, which are frequently modified by the National Labor Relations Board; laws that impact the relationship between the company and independent contractors and the classification of employees and independent contractors; laws regarding diversity, equity and inclusion, inclusion and belonging, discrimination and related issues; and laws that impact minimum wage, sick time, paid leave, non-compete covenants and scheduling requirements;

•the impact of litigation, including class-action lawsuits involving consumers, shareholders and labor and employment matters;

•the possibility of a federal ban on arbitration clauses in consumer or employee contracts, which could increase costs of dispute resolution;

•the impact of potential changes in U.S., state or other countries’ tax laws and regulations or evolving interpretations of existing laws; and

•the impact of changes in the federal government on laws, regulations and policies; and the potential for an increasing patchwork of state regulations.

Regulatory activity affecting the retail sector has increased in recent years, raising the risk of fines and additional operating costs associated with compliance. Additionally, defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to cybersecurity and corporate responsibility and sustainability matters.

We are subject to changing rules and regulations promulgated by several governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange, the Financial Accounting Standards Board and various states. These rules and regulations continue to evolve, demanding increased attention and vigilance for compliance. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focusing on cybersecurity and CR&S matters and related disclosures. At the same time, regulators have increasingly expressed or pursued opposing views with respect to environmental, social and governance initiatives. These opposing views may also be adopted by our customers, investors, employees and other stakeholders. As a result of these changing rules, regulations and stakeholder expectations, there has been, and will likely continue to be, an increase in general and administrative expenses and an increase in management time and attention spent complying with or meeting such regulations and expectations. We may also communicate certain initiatives and goals regarding environmental matters, diversity, responsible sourcing, social investments and other related matters in our SEC filings or in other public disclosures. These initiatives and goals within the scope of CR&S could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace and we could be criticized for the accuracy, adequacy or completeness of the disclosures. Further, statements about our initiatives and goals and progress toward those goals, may be based on measurement standards that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized or face legal action, including suits brought by shareholders, for the scope or nature of such initiatives or goals, or for any revisions to these goals. Any issues with our CR&S-related reporting, processes or goals, such as incomplete or inaccurate information, failure to achieve timely progress with respect to our goals, or misalignment with our stakeholders’ expectations, could negatively impact our reputation, business, financial performance or growth.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We have, or expect to have during fiscal 2026, wholly-owned legal entities registered in various foreign countries, including Bermuda, Canada, China, Hong Kong, India, Luxembourg, the Republic of Mauritius, the United Kingdom and Vietnam. Additionally, most of our exclusive brand products are manufactured by contract manufacturers based in China, Mexico and Southeast Asia. During fiscal 2025, our International segment generated approximately 8% of our consolidated revenue. In general, the risk factors identified above also have relevance to our international operations. Our international operations expose us to additional risks, such as risks related to:

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

We may provide public guidance on our expected financial results or other forward-looking information for future periods. When we provide guidance, we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our existing and potential shareholders, but such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not be in line with guidance we have provided. We may not be able to accurately forecast our growth rate and profitability. We base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our sales are less than expected. Our revenue growth may not be predictable or sustainable, and our percentage growth rates may decrease. Our revenue and profitability depend on the continued growth of demand for the products and services offered by us, and our business is affected by general economic and business conditions worldwide. If our financial results for a particular period do not meet any guidance we provide or the expectations of market participants, or if we reduce any guidance for future periods, the market price of our common stock may decline.

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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of competitive promotional activity, new product release activity and customer buying patterns, which makes it difficult to forecast and react to these factors quickly. Unexpected events or developments, such as pandemics, natural or man-made disasters, changes in consumer demand, economic factors, product sourcing issues, cyber-attacks, failure or interruption of management information systems, or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations, especially during the fiscal fourth quarter. As a result of these factors, our fiscal fourth quarter and annual results could be adversely affected.

Economic, regulatory and other developments could adversely affect our ability to offer attractive promotional financing to our customers and adversely affect the profits we generate from these programs.

In partnership with third parties, we offer promotional financing as well as credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 25% of our fiscal 2025 Domestic segment revenue was transacted using one of the company’s branded cards. In addition, we earn profit-share income and share in any losses from some of our banking partners based on the performance of the programs. Profit-sharing revenue from our credit card arrangement approximated 1.1% of Domestic segment revenue in fiscal 2025. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, credit card delinquency rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits of the programs.

Constraints in the capital markets or our vendor credit terms may have a material adverse impact on our liquidity.

We need sufficient sources of liquidity to fund our working capital requirements, service our outstanding indebtedness and finance business opportunities. Without sufficient liquidity, we could be forced to curtail our operations, or we may not be able to pursue business opportunities. The principal sources of our liquidity are funds generated from operating activities, available cash and cash equivalents, short-term investments, credit facilities, other debt arrangements and trade payables. Our liquidity could be materially adversely impacted if our vendors reduce payment terms and/or impose tighter credit limits. If our sources of liquidity do not satisfy our requirements, we may need to seek additional financing. We typically hold material balances of cash, cash equivalents and/or short-term investments and are therefore reliant on banks and other financial institutions to safeguard and allow ready access to these assets. Our future liquidity will depend on a variety of factors, such as economic and market conditions, the regulatory environment and financial stability of banks and other financial institutions, the availability of credit, our credit ratings and our reputation with potential lenders. These factors could have a material adverse effect on our costs of borrowing and our ability to pursue business opportunities and threaten our ability to meet our obligations as they become due.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We rely heavily on information technology systems to operate and manage all key aspects of our business. We also process substantial volumes of confidential business information and sensitive consumer and employee personal information, which if impacted by cyber threats, could result in financial and reputational harms and regulatory sanction. We have developed and implemented, and update on an ongoing basis, a risk-based information security program designed to identify, assess and manage material risks from cybersecurity threats.

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

Third parties also play a role in our cybersecurity. We engage third parties for advice and support in the design and implementation of certain program elements and leverage third-party tools to help identify and mitigate cybersecurity risks. Certain specific, defined components of our technology environment are assessed by third-party auditors with a view to align with industry standards such as, for example, the Payment Card Industry Data Security Standards.

We also periodically retain outside expertise to conduct a maturity assessment of our program against industry standards and participants. Our program is informed by industry standards such as, for example, the National Institute of Standards and Technology’s Cybersecurity Framework (“NIST CSF”), but this does not imply that we meet all technical standards, specifications or requirements under the NIST CSF, NIST CSF 2.0 or other sources.

We have combatted cybersecurity threats in the normal course of business, but prior cybersecurity incidents have not materially affected, and do not appear likely to materially affect, our operations, business strategy, results of operations or financial condition. However, our Enterprise Risk Management program has recognized that we face ongoing risks from cybersecurity threats that, if not successfully prevented or mitigated, could materially affect us, including our operations, business strategy, results of operations or financial condition. For additional information on such risks, see Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board, with oversight by the Audit Committee, oversees management’s processes for identifying and mitigating cybersecurity risks. Executive management including our Chief Information Security Officer (“CISO”), who reports to our General Counsel & Chief Risk Officer, update the Audit Committee on our cybersecurity posture no less frequently than quarterly and periodically update the full Board.

Our EIP organization, led by our CISO, is responsible for the design and implementation of our information security program. Our current CISO has been with the Company for more than nine years—serving as our CISO for nearly eight years—and has extensive cybersecurity experience through leadership and consulting roles. His current leadership team has over 100 years of combined cybersecurity experience. These and other EIP team members work closely with stakeholders across the company to implement the program’s policies, standards and processes. They also help ensure awareness that securing customer information and honoring our privacy promises are core employee obligations, as highlighted in our Code of Ethics and reinforced through our Valuable Information Protection training program.

Item 2. Properties.

Domestic Stores

The location and total square footage of our Domestic segment stores at the end of fiscal 2025 were as follows:

	U.S. Stores(1)		U.S. Stores(1)
Alabama	11	Nebraska	4
Alaska	2	Nevada	9
Arizona	21	New Hampshire	6
Arkansas	7	New Jersey	25
California	130	New Mexico	5
Colorado	21	New York	44
Connecticut	9	North Carolina	32
Delaware	3	North Dakota	4
District of Columbia	1	Ohio	33
Florida	62	Oklahoma	12
Georgia	28	Oregon	11
Hawaii	2	Pennsylvania	33
Idaho	5	Puerto Rico	2
Illinois	40	Rhode Island	1
Indiana	22	South Carolina	13
Iowa	10	South Dakota	2
Kansas	8	Tennessee	13
Kentucky	9	Texas	100
Louisiana	15	Utah	10
Maine	3	Vermont	1
Maryland	19	Virginia	29
Massachusetts	21	Washington	20
Michigan	28	West Virginia	5
Minnesota	18	Wisconsin	22
Mississippi	7	Wyoming	1
Missouri	14	Total Domestic store count	957
Montana	4	Square footage (in thousands)	36,539

(1)Includes 20 Pacific Sales stores, 25 Best Buy Outlet Centers and 21 Yardbird stand-alone stores.

International Stores

The location and total square footage of our International segment stores at the end of fiscal 2025 were as follows:

Canada Stores(1)
Alberta	25
British Columbia	27
Manitoba	4
New Brunswick	3
Newfoundland	1
Nova Scotia	3
Ontario	69
Prince Edward Island	1
Quebec	23
Saskatchewan	4
Total International store count	160
Square footage (in thousands)	3,603

(1)

(1)Includes 31 Best Buy Mobile stand-alone stores.

Ownership Status

The ownership status of our stores by segment at the end of fiscal 2025 was as follows:

	Leased Locations	Owned Locations	Owned Buildings and Leased Land
Domestic	901	24	32
International	153	3	4

Distribution

The ownership status and total square footage of space utilized for distribution by segment at the end of fiscal 2025 were as follows:

	Square Footage (in thousands)
	Leased Locations	Owned Locations
Domestic	15,637	3,168
International	1,418	-

Other Properties

We own our corporate headquarters buildings located in Richfield, Minnesota. We also lease additional office space to support and carry out our business operations.

Item 3. Legal Proceedings.

For additional information regarding our legal proceedings, see Note 12, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers

(As of March 19, 2025)

Name	Age	Position with the Company	Years with the Company
Corie S. Barry	49	Chief Executive Officer	25
Matt Bilunas	52	Senior Executive Vice President, Chief Financial Officer & Enterprise Strategy	19
Jason Bonfig	48	Senior Executive Vice President, Customer Offering, Fulfilment & Best Buy Canada	26
Damien Harmon	46	Senior Executive Vice President, Channel & Customer Experiences & Enterprise Services	6
Todd G. Hartman	58	Executive Vice President, General Counsel, Chief Risk Officer & Secretary	19
Kamy Scarlett	61	Senior Executive Vice President, Corporate Affairs & Human Resources	11
Mathew R. Watson	54	Senior Vice President, Controller and Chief Accounting Officer	19

Corie S. Barry is our Chief Executive Officer (“CEO”). She also serves on the company’s board of directors. Prior to becoming CEO in June 2019, she was the company’s chief financial officer & chief strategic transformation officer, overseeing strategic transformation and growth, digital and technology, global finance, investor relations, enterprise risk and compliance, integration management and Best Buy Health. In that role, she also played a critical role in developing and executing the Company’s Building the New Blue growth strategy and related transformation. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles across the organization, both in the field and at corporate. She became the chief financial officer in 2016 and prior to that served as the company’s chief strategic growth officer and the interim leader of Best Buy’s services organization from 2015 until 2016. She also served as senior vice president of domestic finance from 2013 to 2015; vice president, chief financial officer and business development of our home business group from 2012 to 2013; and vice president, finance of the home customer solutions group from 2010 to 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche LLP. Additionally, she has served on the board of directors for Domino’s Pizza Inc. since July 2018 and serves on the board of trustees for the College of St. Benedict. She is also a member of the Business Roundtable, serves on the executive committees for the Business Council and the Minnesota Business Partnership, and serves as the Chairwoman of the Retail Industry Leaders Association.

Matt Bilunas is our Senior Executive Vice President, Chief Financial Officer (“CFO”) & Enterprise Strategy. In this role, he is responsible for overseeing all aspects of global finance, inclusive of audit, procurement and financial services, as well as enterprise strategy and real estate. Since joining Best Buy in 2006, Mr. Bilunas has served in a variety of financial leadership roles, both in the field and at corporate. He started as a territory finance director in Los Angeles and has worked in the company’s domestic and international businesses. Prior to becoming CFO in 2019, he was senior vice president of enterprise and merchandise finance from 2017 to 2019; vice president, finance for category, e-commerce and marketing from 2015 to 2017; and vice president, category finance from 2014 to 2015. He also has held finance roles in retail, e-commerce and marketing. Before Best Buy, he worked at Carlson Inc., NRG Energy Inc., Bandag Inc. and KPMG. Mr. Bilunas serves on the board of Genesco, Inc.

Jason Bonfig is our Senior Executive Vice President of Customer Offering, Fulfillment and Best Buy Canada. In this role, he oversees all elements of merchandising, ecommerce, supply chain and marketing, including Best Buy’s retail media network, Best Buy Ads. He also oversees the Best Buy Canada business and leads the company’s Exclusive Brands private-label team. Mr. Bonfig has served in merchant roles for the Company for over 20 years, working in and leading some of the most complex product categories. Prior to his current role, Mr. Bonfig served in the positions of chief category officer – computing, mobile, gaming, exclusive brands, printing, wearables and accessories from 2018 to 2019; and senior vice president – computing, mobile, tablets, wearables, printing and accessories from 2014 to 2018. Mr. Bonfig has also held merchant-related roles since joining the company in 1999.

Damien Harmon is our Senior Executive Vice President of Channel & Customer Experiences & Enterprise Services. His areas of responsibility include Best Buy’s retail stores and operations, in-home services and sales, virtual experiences, customer care and customer strategy. In his role, Mr. Harmon leads Geek Squad. Mr. Harmon previously served as executive vice president of omnichannel from 2021 to 2023. Prior to that, Mr. Harmon served as president, operations from 2020 to 2021 and senior vice president of workforce design from 2019 to 2020. Mr. Harmon first joined Best Buy as a store general manager in 2005 and held various leadership positions in store operations. Before rejoining Best Buy in 2019, Mr. Harmon spent four years at Bridgestone Americas Inc., where he served as president of GCR Tires from 2017 to 2018 and chief operating officer at Bridgestone Tires from 2016 to 2017. Mr. Harmon serves on the board of Driven Brands and on the board of the Petco Love Foundation.

Todd G. Hartman was appointed General Counsel in 2019 and has also served as Chief Risk Officer since 2017. In this role, he is responsible for the company’s legal activities and its global risk and compliance program. He also serves as corporate secretary. Mr. Hartman joined Best Buy in 2006. He most recently served as chief risk and compliance officer, overseeing enterprise data security, customer data privacy, enterprise risk management, global security, business continuity/disaster recovery, internal investigations, crisis response management and compliance and ethics from 2017 to 2019. He continues to lead the risk functions in his current role. Mr. Hartman previously was Best Buy’s deputy general counsel from 2011 to 2017. Before that, he served as the company’s chief compliance officer and vice president of strategic alliances. Prior to joining Best Buy, Mr. Hartman was a partner at Minneapolis law firm Robins Kaplan. A Minnesota native, he worked for several years as a telecommunications and technology attorney in Washington, D.C., before returning to Minneapolis. Mr. Hartman sits on the advisory board of Markaaz, Inc. He serves as chair of the Best Buy Foundation and is on the board of the Retail Litigation Center and Equal Justice Works. He is an adjunct faculty member at the University of Minnesota Law School.

Kamy Scarlett is our Senior Executive Vice President of Corporate Affairs & Human Resources. In this role, she oversees talent development and the health and well-being of our employees worldwide, communications and public affairs. She was appointed executive vice president, human resources in 2017. She also assumed responsibility for communications and public affairs in 2023. She previously had responsibility for Best Buy Canada from 2021 to 2024, with oversight and responsibility for Canadian business performance. She served as our president of U.S. retail stores from 2019 until 2020 and was responsible for the execution and operation of all domestic Best Buy store locations. Ms. Scarlett joined Best Buy in 2014 as senior vice president of retail and chief human resources officer for Best Buy Canada, serving in that role until 2017. She has served in a variety of retail, operations, marketing and human resources leadership roles since beginning her career in retail more than 30 years ago. Prior to joining Best Buy, Ms. Scarlett was the chief operating officer from 2012 to 2014 at Grafton-Fraser Inc., a leading Canadian retailer of men’s apparel. She also previously held leadership roles at Loblaw Cos., Hudson’s Bay Co. and Dylex Inc. Ms. Scarlett has served on the board of Dollar General Corporation since August 2024 and previously served on the board of Floor & Décor.

Mathew R. Watson was appointed our Senior Vice President, Controller and Chief Accounting Officer in 2017. He previously served as our vice president, controller and chief accounting officer from 2015 until his current role. Mr. Watson is responsible for our controllership, financial operations and external reporting functions. Mr. Watson served in the role of vice president, finance - controller from 2014 to 2015. Prior to that role, he was vice president - finance, domestic controller from 2013 to 2014. Mr. Watson was also senior director, external reporting and corporate accounting from 2010 to 2013 and director, external reporting and corporate accounting beginning in 2007. Prior to joining us in 2005, Mr. Watson worked at KPMG from 1995 to 2005. He serves on the boards of directors of Achieve Twin Cities and the Best Buy Foundation.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol BBY. In fiscal 2004, our Board of Directors (“Board”) initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. On March 4, 2025, we announced the Board’s approval of a 1% increase in the regularly quarterly cash dividend to $0.95 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Holders

As of March 17, 2025, there were 1,866 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 28, 2022, our Board approved a $5.0 billion share repurchase authorization. There is no expiration date governing the period over which we can repurchase shares under this authorization. During fiscal 2025, we repurchased and retired 5.8 million shares at a cost of $500 million. For additional information, see “Share Repurchases and Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Shareholders’ Equity, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Information regarding our repurchases of common stock during the fourth quarter of fiscal 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Nov. 3, 2024 through Nov. 30, 2024	-	$-	-	$3,499,000,000
Dec. 1, 2024 through Jan. 4, 2025	1,059,305	$86.92	1,059,305	$3,407,000,000
Jan. 5, 2025 through Feb. 1, 2025	1,457,336	$84.35	1,457,336	$3,284,000,000
Total fiscal 2025 fourth quarter	2,516,641	$85.43	2,516,641	$3,284,000,000

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

The graph assumes an investment of $100 at the close of trading on January 31, 2020, the last trading day of fiscal 2020, in our common stock, the S&P 500 Index and the S&P 500 Consumer Discretionary Distribution & Retail Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Best Buy Co., Inc., the S&P 500 Index

and the S&P 500 Consumer Discretionary Distribution & Retail Index

Fiscal Years Ended	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025
Best Buy Co., Inc.	$100.00	$132.06	$121.58	$110.85	$103.47	$122.43
S&P 500	$100.00	$117.25	$144.56	$132.68	$160.30	$202.59
S&P 500 Consumer Discretionary Distribution & Retail	$100.00	$141.39	$153.61	$125.62	$162.21	$227.91

*Cumulative total return assumes dividend reinvestment.

Source: Research Data Group, Inc.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended February 3, 2024, for discussion of the results of operations for the year ended February 3, 2024, compared to the year ended January 28, 2023, which is incorporated by reference herein.

Overview

We are driven by our purpose to enrich lives through technology and our vision to personalize and humanize technology solutions for every stage of life. We accomplish this by leveraging our combination of tech expertise and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have operations in the U.S. and Canada.

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Essentials, Best Buy Health, Current Health, Geek Squad, Imagine That, Insignia, Lively, My Best Buy, My Best Buy Memberships, Pacific Kitchen and Home, TechLiquidators and Yardbird; and the domain names bestbuy.com, currenthealth.com, lively.com, techliquidators.com and yardbird.com. Our International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Express, Best Buy Mobile, Geek Squad and TechLiquidators and the domain names bestbuy.ca and techliquidators.ca.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2025, fiscal 2024 and fiscal 2023 ended on February 1, 2025, February 3, 2024, and January 28, 2023, respectively. Fiscal 2025 and fiscal 2023 each included 52 weeks. Fiscal 2024 included 53 weeks with the 53rd week occurring in the fiscal fourth quarter. Unless otherwise noted, references to years within the MD&A section of this report relate to fiscal years, not calendar years. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season.

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores, websites and call centers by measuring the change in net sales for a particular period over the comparable prior period of equivalent length. Comparable sales includes revenue from stores, websites and call centers operating for at least 14 full months. Revenue from online sales is included in comparable sales and represents sales initiated on a website or app, regardless of whether customers choose to have product delivered, or pick up product in store, curbside or at an alternative pick-up location. Revenue from acquisitions is included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales also includes credit card revenue, gift card breakage, commercial sales and sales of merchandise to wholesalers and dealers, as applicable. Revenue from stores closed more than 14 days, including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters, is excluded from comparable sales until at least 14 full months after reopening. Comparable sales excludes the impact of certain periodic warranty-related profit-share revenue, the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only) and the impact of the 53rd week (applicable in 53-week fiscal years only). Comparable sales is based on our fiscal calendar and is not adjusted to align calendar weeks. All periods presented apply this methodology consistently.

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

Non-GAAP Financial Measures

Beginning in the fourth quarter of fiscal 2025, we renamed our non-GAAP financial measures to adjusted financial measures; for example, consolidated non-GAAP operating income has been renamed to consolidated adjusted operating income. The methodology for calculating these measures remains unchanged, and therefore any previously reported non-GAAP financial measures that are renamed to corresponding adjusted financial measures remain unchanged.

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain non-GAAP financial measures, such as consolidated adjusted operating income, consolidated adjusted operating income rate, consolidated adjusted effective tax rate and consolidated adjusted diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets, forecasts and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and acquired intangible asset impairments, price-fixing settlements, gains and losses on sales of subsidiaries and certain investments, amortization of definite-lived intangible assets associated with acquisitions, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

Refer to the Non-GAAP Financial Measures section below for detailed reconciliations of items impacting consolidated adjusted operating income, consolidated adjusted effective tax rate and consolidated adjusted diluted EPS in the presented periods.

Business Strategy Update

Our strategy for fiscal 2026 involves three key priorities:

Omni-channel enhancements

Starting with our digital experiences, we intend to improve our search and discover capability to make it easier for our customers to find what they want and need. We will leverage artificial intelligence (“AI”) to launch an innovative new search experience across our websites and apps. We will also leverage AI to enhance personalization, which we believe will drive both customer engagement and sales conversion.

In our physical stores, we expect to prioritize merchandising and store health and appearance updates over large-scale remodels, building on the insights we have gained from testing and changes implemented within our stores in recent years. From a store labor perspective, we will focus on enhancements and optimization, building on the significant operating model changes we have made in recent years that were designed to provide the experience our customers expect in the most efficient way possible.

Investment in new growth initiatives

We are targeting a mid-fiscal 2026 launch for our new Best Buy Marketplace (“Marketplace”) within our Domestic segment, which we believe will complement our existing product assortment with access to a broader range of products offered by Marketplace sellers. We believe this will unlock potential new commission and advertising revenue, without requiring our investment in inventory.

We have recently elevated our focus on Best Buy Ads, our retail media network, and we see fiscal 2026 as a pivotal year. In recent years, Best Buy Ads has primarily served our merchandise vendors. In fiscal 2026, we will continue this evolution and also expect Best Buy Ads to expand into other areas of opportunity. In order to support this growth, we plan to invest in technology capabilities, our Best Buy Ads team and other new third-party partnerships.

Operational efficiency

Our third strategic priority for fiscal 2026 is to continue our longstanding commitment to operational efficiency by identifying cost reductions and other savings to help fund investment capacity for new and existing initiatives and offset financial pressures facing our business.

Tariffs

We enter fiscal 2026 facing significant uncertainty regarding the scope, timing and magnitude of tariffs we may experience for the products we sell and the consequent financial impact on our business. In conjunction with our vendors, we will seek to mitigate the impact of tariffs on our business and our customers. For more information regarding the potential impacts of tariffs on our business, refer to Item 1A, Risk Factors, of this Annual Report on Form 10-K.

Results of Operations

Consolidated Results

In fiscal 2025, we continued to manage our profitability through strong execution despite revenue declines. As we entered the year, we were operating in an uneven environment and expected there would be industry pressure. Our strategy was to focus on sharpening our customer experiences and industry positioning while optimizing our operating income rate.

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

(1)

	2025	2024	2023
Revenue	$41,528	$43,452	$46,298
Revenue % change	(4.4)%	(6.1)%	(10.6)%
Comparable sales % change	(2.3)%	(6.8)%	(9.9)%
Gross profit	$9,385	$9,603	$9,912
Gross profit as a % of revenue(1)	22.6%	22.1%	21.4%
SG&A	$7,651	$7,876	$7,970
SG&A as a % of revenue(1)	18.4%	18.1%	17.2%
Restructuring charges	$(3)	$153	$147
Goodwill impairment	$475	$-	$-
Operating income	$1,262	$1,574	$1,795
Operating income as a % of revenue	3.0%	3.6%	3.9%
Net earnings	$927	$1,241	$1,419
Diluted EPS	$4.28	$5.68	$6.29

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

In fiscal 2025, we generated $41.5 billion in revenue, compared to $43.5 billion in fiscal 2024 that included approximately $735 million in revenue from the 53rd week. Our comparable sales declined 2.3% in fiscal 2025, as we continued to operate in a challenged consumer electronics industry and experienced softer consumer demand. While our comparable sales declined in fiscal 2025 in categories such as appliances, home theater and gaming, we grew comparable sales in our computing, tablet and services categories.

Restructuring charges in fiscal 2025 were primarily comprised of adjustments to employee termination benefits related to previously planned organizational changes and higher-than-expected employee retention associated with an enterprise-wide initiative that commenced in the fourth quarter of fiscal 2024. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

The goodwill impairment in fiscal 2025 was related to our Best Buy Health reporting unit. The impairment primarily arose from downward revisions of our revenue growth rates and margin rates compared to projections used in prior years. Refer to Note 3, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Operating income rate decreased in fiscal 2025, primarily due to the goodwill impairment and unfavorable SG&A rate, partially offset by favorability in the gross profit rate and lower restructuring charges.

Diluted EPS decreased in fiscal 2025, primarily due to lower operating income.

Revenue, gross profit rate, SG&A and operating income rate changes in fiscal 2025 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Store Summary

Stores open by segment were as follows:

	February 1, 2025	February 3, 2024	January 28, 2023
Best Buy	891	901	925
Best Buy Outlet Centers	25	22	19
Pacific Sales	20	20	20
Yardbird	21	22	14
Total Domestic stores	957	965	978
Canada Best Buy stores	129	128	127
Canada Best Buy Mobile stand-alone stores	31	32	33
Total International stores	160	160	160
Total stores	1,117	1,125	1,138

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. In fiscal 2026, we currently expect to reduce our Domestic segment Best Buy store count by approximately 5 to 10 stores.

In fiscal 2024, we announced our collaboration with Bell Canada to rebrand 167 of its stores to Best Buy Express. These stores, previously part of The Source, a wholly owned subsidiary of Bell Canada, are leased by Bell Canada and therefore excluded from our store count. Under the arrangement, we provide the curated consumer electronics assortment and Geek Squad services, as well as supply chain, marketing and e-commerce support. Bell Canada is the exclusive telecommunications services provider and is also responsible for the store operations. By the end of fiscal 2025, all of the 167 stores have been rebranded.

Income Tax Expense

Income tax expense decreased to $372 million in fiscal 2025 compared to $381 million in fiscal 2024, primarily due to the impact of decreased pre-tax earnings, partially offset by the impact of certain expenses that are not tax deductible. Our effective tax rate increased to 28.7% in fiscal 2025 compared to 23.5% in fiscal 2024, primarily due to the impacts of certain expenses that are not tax deductible and lower pre-tax earnings, partially offset by increased tax benefits from green energy incentives.

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	2025	2024	2023
Revenue	$38,238	$40,097	$42,794
Revenue % change	(4.6)%	(6.3)%	(10.5)%
Comparable sales % change(1)	(2.5)%	(7.1)%	(10.3)%
Gross profit	$8,647	$8,850	$9,106
Gross profit as a % of revenue	22.6%	22.1%	21.3%
Adjusted SG&A(2)	$7,000	$7,175	$7,246
Adjusted SG&A as a % of revenue(3)	18.3%	17.9%	16.9%
Adjusted operating income(2)	$1,647	$1,675	$1,860
Adjusted operating income as a % of revenue(4)	4.3%	4.2%	4.3%
Selected Online Revenue Data
Total online revenue	$12,994	$13,102	$14,212
Online revenue as a % of total segment revenue	34.0%	32.7%	33.2%
Comparable online sales % change(1)	(0.8)%	(7.8)%	(13.5)%

(1)Comparable online sales are included in the comparable sales calculation.

(2)Represents Domestic segment Adjusted SG&A and Domestic segment Adjusted operating income as reported in accordance with the adoption of Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. See Note 1, Summary of Significant Accounting Policies, and Note13, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

(3)Adjusted SG&A as a % of revenue is calculated as Domestic segment Adjusted SG&A divided by Domestic segment Revenue.

(4)Adjusted operating income as a % of revenue is calculated as Domestic segment Adjusted operating income divided by Domestic segment Revenue.

Domestic segment revenue decreased in fiscal 2025, primarily driven by comparable sales declines in appliances and home theater and by the extra week of revenue totaling approximately $675 million in fiscal 2024. These decreases were partially offset by comparable sales growth in computing. Online revenue of $13.0 billion decreased 0.8% on a comparable basis in fiscal 2025.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2025	2024	2025	2024
Computing and Mobile Phones	45%	42%	3.4%	(7.8)%
Consumer Electronics	29%	30%	(5.2)%	(8.6)%
Appliances	12%	14%	(14.8)%	(15.1)%
Entertainment	7%	7%	(11.9)%	9.7%
Services	6%	6%	8.4%	8.7%
Other	1%	1%	15.9%	6.1%
Total	100%	100%	(2.5)%	(7.1)%

Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 3.4% comparable sales growth was driven primarily by computing and tablets.

• Consumer Electronics: The 5.2% comparable sales decline was driven primarily by home theater.

• Appliances: The 14.8% comparable sales decline was driven primarily by large appliances.

• Entertainment: The 11.9% comparable sales decline was driven primarily by gaming.

• Services: The 8.4% comparable sales growth was driven primarily by growth in our delivery and installation services, as well as our membership programs.

Domestic segment gross profit rate increased in fiscal 2025, primarily due to improved financial performance from our services category, including our membership offerings, partially offset by lower product margin rates and lower profit-sharing revenue from our private label and co-branded credit card arrangement.

Domestic segment adjusted SG&A decreased in fiscal 2025, primarily due to lower employee compensation expense, which was primarily store payroll, the impact of the 53rd week in fiscal 2024 and reduced vehicle rental costs. These decreases were partially offset by higher advertising and technology expense.

Domestic segment adjusted operating income rate increased in fiscal 2025, primarily due to a favorable gross profit rate, partially offset by higher advertising and technology spend on lower sales, resulting in an unfavorable SG&A rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	2025	2024	2023
Revenue	$3,290	$3,355	$3,504
Revenue % change	(1.9)%	(4.3)%	(10.9)%
Comparable sales % change	(0.5)%	(3.2)%	(5.4)%
Gross profit	$738	$753	$806
Gross profit as a % of revenue	22.4%	22.4%	23.0%
Adjusted SG&A(1)	$630	$640	$638
Adjusted SG&A as a % of revenue(2)	19.1%	19.1%	18.2%
Adjusted operating income(1)	$108	$113	$168
Adjusted operating income as a % of revenue(3)	3.3%	3.4%	4.8%

(1)Represents International segment Adjusted SG&A and International segment Adjusted operating income as reported in accordance with the adoption of ASU 2023-07. See Note 1, Summary of Significant Accounting Policies, and Note 13, Segment and Geographic Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

(2)Adjusted SG&A as a % of revenue is calculated as International segment Adjusted SG&A divided by International segment Revenue.

(3)Adjusted operating income as a % of revenue is calculated as International segment Adjusted operating income divided by International segment Revenue.

International segment revenue decreased in fiscal 2025, primarily driven by the negative impact of foreign exchange rates and by the extra week of revenue totaling approximately $60 million in fiscal 2024. These decreases were partially offset by increased revenue from Best Buy Express locations.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix Summary		Comparable Sales Summary
	2025	2024	2025	2024
Computing and Mobile Phones	48%	46%	3.4%	(0.9)%
Consumer Electronics	28%	29%	(3.3)%	(9.3)%
Appliances	10%	10%	(0.9)%	(4.5)%
Entertainment	8%	9%	(13.3)%	13.2%
Services	5%	5%	5.3%	1.0%
Other	1%	1%	(11.0)%	(33.8)%
Total	100%	100%	(0.5)%	(3.2)%

Notable comparable sales changes by revenue category were as follows:

• Computing and Mobile Phones: The 3.4% comparable sales growth was driven primarily by mobile phones.

• Consumer Electronics: The 3.3% comparable sales decline was driven primarily by home theater and smart home.

• Appliances: The 0.9% comparable sales decline was driven primarily by large appliances.

• Entertainment: The 13.3% comparable sales decline was driven primarily by gaming.

• Services: The 5.3% comparable sales growth was driven primarily by growth in our warranty services and membership programs.

International segment gross profit rate in fiscal 2025 remained unchanged from fiscal 2024.

International segment adjusted SG&A decreased in fiscal 2025, primarily due to the favorable impact of foreign exchange rates and the impact of the 53rd week in fiscal 2024, partially offset by expenses associated with new Best Buy Express locations.

International segment adjusted operating income rate in fiscal 2025 remained relatively unchanged from fiscal 2024.

Non-GAAP Financial Measures

Reconciliations of consolidated operating income, effective tax rate and diluted EPS (GAAP financial measures) to consolidated adjusted operating income, adjusted effective tax rate and adjusted diluted EPS (non-GAAP financial measures), respectively, were as follows ($ in millions, except per share amounts):

	2025	2024	2023
Operating income	$1,262	$1,574	$1,795
% of revenue	3.0%	3.6%	3.9%
Intangible asset amortization(1)	21	61	86
Restructuring charges(2)	(3)	153	147
Goodwill impairment(3)	475	-	-
Adjusted operating income	$1,755	$1,788	$2,028
% of revenue	4.2%	4.1%	4.4%

Effective tax rate	28.7%	23.5%	20.7%
Intangible asset amortization(1)	(0.6)%	0.1%	0.1%
Restructuring charges(2)	0.1%	0.2%	0.2%
Goodwill impairment(3)	(4.9)%	-%	-%
Adjusted effective tax rate	23.3%	23.8%	21.0%

Diluted EPS	$4.28	$5.68	$6.29
Intangible asset amortization(1)	0.10	0.28	0.38
Restructuring charges(2)	(0.01)	0.70	0.65
Goodwill impairment(3)	2.19	-	-
Gain on sale of subsidiary, net(4)	-	(0.10)	-
Loss on investments	0.03	0.05	-
Income tax impact of non-GAAP adjustments(5)	(0.22)	(0.24)	(0.24)
Adjusted diluted EPS	$6.37	$6.37	$7.08

For additional information regarding the nature of charges discussed below, refer to Note 1, Summary of Significant Accounting Policies; Note 2, Restructuring; Note 3, Goodwill and Intangible Assets; and Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology assets.

(2)Represents charges related to employee termination benefits and subsequent adjustments to previously planned organizational changes and higher-than-expected employee retention associated with enterprise-wide restructuring initiatives.

(3)Represents the non-cash goodwill impairment charge related to our Best Buy Health reporting unit.

(4)Represents the gain on sale of a Mexico subsidiary subsequent to our exit from operations in Mexico.

(5)The non-GAAP adjustments primarily relate to the U.S. As such, the income tax on a portion of the U.S. non-GAAP adjustments is calculated using the statutory tax rate of 24.5%. There is no income tax for a portion of the U.S. non-GAAP adjustments, as there is no tax benefit on the expenses in the calculation of GAAP income tax expense.

Adjusted operating income rate increased in fiscal 2025, primarily due to a favorable gross profit rate in our Domestic segment, partially offset by an unfavorable SG&A rate in our Domestic segment.

Adjusted effective tax rate decreased in fiscal 2025, primarily due to increased tax benefits from green energy incentives.

Adjusted diluted EPS in fiscal 2025 remained unchanged from fiscal 2024, as the decrease in adjusted earnings was offset by lower diluted weighted-average common shares outstanding.

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

Cash and cash equivalents were as follows ($ in millions):

	February 1, 2025	February 3, 2024
Cash and cash equivalents	$1,578	$1,447

The increase in cash and cash equivalents in fiscal 2025 was primarily due to positive cash flows from operations, primarily driven by earnings. These increases were partially offset by dividend payments, capital expenditures and share repurchases.

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

Cash Flows

Cash flows were as follows ($ in millions):

	2025	2024	2023
Total cash provided by (used in):
Operating activities	$2,098	$1,470	$1,824
Investing activities	(704)	(781)	(962)
Financing activities	(1,309)	(1,144)	(1,806)
Effect of exchange rate changes on cash	(10)	(5)	(8)
Increase (decrease) in cash, cash equivalents and restricted cash	$75	$(460)	$(952)

Operating Activities

Cash provided by operating activities increased in fiscal 2025, primarily driven by the timing and volume of inventory purchases and payments, partially offset by the timing of vendor funding receivables.

Investing Activities

Cash used in investing activities decreased in fiscal 2025, primarily driven by lower capital spending.

Financing Activities

Cash used in financing activities increased in fiscal 2025, primarily driven by higher share repurchases.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of February 1, 2025, or February 3, 2024.

The Five-Year Facility Agreement contains a covenant that requires the company to maintain a maximum quarterly cash flow leverage ratio. The Five-Year Facility Agreement contains customary default provisions, including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. As of February 1, 2025, we were in compliance with all covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under the Five-Year Facility Agreement as well.

Our credit ratings and outlook as of March 17, 2025, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, and are summarized below.

Rating Agency	Rating	Outlook
Standard & Poor's	BBB+	Stable
Moody's	A3	Stable

Credit rating agencies review their ratings periodically, and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Factors that can affect our credit ratings include, but are not limited to, changes in our operating performance; the economic environment, regulatory and political environment; conditions in the retail and consumer electronics industries; our competitive standing within the industries we operate; our financial position; and changes in our business strategy. If changes in our credit ratings were to occur, they could impact, among other things, interest costs for certain of our credit facilities, our future borrowing costs, access to capital markets, vendor financing terms and future new-store leasing costs.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Consolidated Balance Sheets, was $290 million and $346 million as of February 1, 2025, and February 3, 2024, respectively. The decrease in restricted cash was primarily due to releases of product protection reserves based on claims and purchasing behaviors of customers participating in our membership offerings.

Capital Expenditures

Capital expenditures were as follows ($ in millions):

	2025	2024	2023
E-commerce and information technology	$438	$496	$540
Store-related projects(1)	230	278	355
Supply chain	38	21	35
Total capital expenditures	$706	$795	$930

(1)Store-related projects are primarily comprised of store remodels and various merchandising projects.

We currently expect capital expenditures in fiscal 2026 of $700 million to $750 million.

Debt and Capital

As of February 1, 2025, we had $500 million of principal amount of notes due October 1, 2028 (“2028 Notes”) and $650 million of principal amount of notes due October 1, 2030 (“2030 Notes”). Refer to Note 7, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	2025	2024	2023
Total cost of shares repurchased	$500	$340	$1,001
Average price per share	$86.42	$72.52	$84.78
Total number of shares repurchased	5.8	4.7	11.8
Regular quarterly cash dividends per share	$3.76	$3.68	$3.52
Cash dividends declared and paid	$807	$801	$789

The total cost of shares repurchased increased in fiscal 2025 from increases in the volume of repurchases and the average price per share.

Cash dividends declared and paid increased in fiscal 2025, primarily due to an increase in the regular quarterly cash dividend per share, partially offset by fewer shares outstanding. On March 4, 2025, we announced the Board’s approval of a 1% increase in the regular quarterly cash dividend to $0.95 per share.

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not have outstanding off-balance-sheet arrangements. Contractual obligations as of February 1, 2025, were as follows ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations(1)	$2,957	$2,411	$343	$135	$68
Operating lease obligations(2)	3,263	723	1,277	741	522
Long-term debt obligations(3)	1,150	-	-	500	650
Interest payments(4)	174	42	80	44	8
Finance lease obligations	29	13	11	2	3
Total	$7,573	$3,189	$1,711	$1,422	$1,251

For additional information regarding the nature of contractual obligations discussed below, refer to Note 5, Derivative Instruments; Note 6, Leases; Note 7, Debt; and Note 12, Contingencies and Commitments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

(1)Purchase obligations primarily include agreements to purchase goods or services that are enforceable, are legally binding and specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations do not include agreements that are cancelable without penalty. Additionally, although they do not contain legally binding purchase commitments, we include open purchase orders in the table above. Substantially all open purchase orders are fulfilled within 30 days.

(2)Operating lease obligations exclude payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.7 billion as of February 1, 2025. Operating lease obligations also exclude $19 million of legally binding fixed costs for leases signed but not yet commenced.

(3)Long-term debt obligations represent principal amounts only and exclude interest rate swap valuation adjustments.

(4)Interest payments related to our 2028 Notes and 2030 Notes include the variable interest rate payments included in our interest rate swaps.

Additionally, we have $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of February 1, 2025, which, if drawn upon, would be included in either short-term or long-term debt on our Consolidated Balance Sheets.

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

Vendor Allowances

Description

We receive funds from our merchandise vendors through a variety of programs and arrangements, primarily in the form of purchases-based or sales-based volumes and for product advertising and placement. We recognize vendor allowances based on purchases and sales as a reduction of cost of sales when the associated inventory is sold. Vendor allowances for advertising and placement are recognized as a reduction of cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell a vendor's products are recorded as an offset to the related expense within SG&A when incurred.

Judgments and uncertainties involved in the estimate

Due to the quantity and diverse nature of our vendor agreements, estimates are made to determine the amount of funding to be recognized in earnings or deferred as an offset to inventory. These estimates require a detailed analysis of complex factors, including proper classification of the type of funding received and the methodology to estimate the portion of purchases-based funding that should be recognized in cost of sales in each period, which considers factors such as inventory-turn by product category and actual sell-through of inventory.

Effect if actual results differ from assumptions

A 10% change in our vendor funding deferral as of February 1, 2025, would have affected net earnings by approximately $45 million in fiscal 2025. The level of vendor funding deferral has remained relatively stable over the last three fiscal years.

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

We have goodwill in two reporting units – Best Buy Domestic (comprising our core U.S. Best Buy business) and Best Buy Health – with carrying values of $492 million and $416 million, respectively, as of February 1, 2025.

Judgments and uncertainties involved in the estimate

Determining the fair value of a reporting unit requires complex analysis and judgment. We use a combination of discounted cash flow (“DCF”) analysis and market data, such as revenue multiples and quoted market prices, for observable comparable companies. DCF analysis requires detailed forecasts of cash flow drivers, such as revenue growth rates, margin rates and capital investments, and estimates of weighted-average cost of capital rates. These estimates incorporate many uncertain factors, such as the effectiveness of our strategy, changes in customer behavior, technological changes, competitor actions, regulatory changes and macroeconomic trends.

Effects if actual results differ from assumptions

For our Best Buy Domestic reporting unit, fair value is primarily derived from market data and exceeded carrying value by a substantial margin in fiscal 2025, fiscal 2024 and fiscal 2023. Barring a fundamental, material deterioration of macroeconomic factors, we believe the risk of future goodwill impairment within our Best Buy Domestic reporting unit is remote.

In fiscal 2025, we recorded a goodwill impairment of $475 million for the Best Buy Health reporting unit. The impairment was identified during the fourth quarter as a result of our annual impairment review. This coincides with our annual review of performance against financial and strategic goals, and the annual update of our budget and long-range financial projections. Fair value for the Best Buy Health reporting unit is estimated primarily based on DCF analysis. The impairment primarily arose from downward revisions of our revenue growth rates and margin rates compared to projections used in prior years, as the market has not scaled as we originally forecasted.

Our Best Buy Health reporting unit is subject to a greater level of uncertainty compared to our Best Buy Domestic reporting unit, since it operates in a more uncertain environment. Factors that drive this uncertainty include macro-economic conditions, the regulatory environment, government funding programs, competitor actions, technology changes and other trends in the health and care sectors. Changes in any of these factors could lead to further lowering our expectations, which could result in further goodwill impairment.

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

Judgments and uncertainties involved in the estimate

Markdown adjustments involve uncertainty because the calculations require management to make assumptions and to apply judgment about the expected revenue and incremental costs we will generate for selling current inventory. Such estimates include the evaluation of historical recovery rates, as well as factors such as product type and condition, forecasted consumer demand, product lifecycles, promotional environment, regulatory actions, vendor return rights and the expected sales channel of ultimate disposition. We also apply judgment in the assumptions about other components of net realizable value, such as vendor allowances and selling costs.

Effect if actual results differ from assumptions

A 10% change in our markdown adjustment as of February 1, 2025, would have affected net earnings by approximately $11 million in fiscal 2025. The level of markdown adjustments has remained relatively stable over the last three fiscal years.

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

Effect if actual results differ from assumptions

A 10% change in the amount of services membership deferred revenue as of February 1, 2025, would have affected net earnings by approximately $43 million in fiscal 2025. The level of services membership deferred revenue has remained relatively stable over the last three fiscal years.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash, cash equivalents and restricted cash generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 5, Derivative Instruments, and Note 7, Debt, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding our interest rate swaps.

As of February 1, 2025, we had $1.9 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $1.4 billion. As of February 1, 2025, a 50-basis point increase in short-term interest rates would have led to an estimated $7 million increase in net interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $7 million decrease in net interest income.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to operations in our International segment. On a limited basis, we utilize foreign currency forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments. Refer to Note 1, Summary of Significant Accounting Policies, and Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further information regarding these instruments.

During fiscal 2025, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar against the Canadian dollar compared to the prior-year period. We estimate that the foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $85 million. The estimated impact of foreign exchange rate fluctuations on our net earnings in fiscal 2025 was not significant.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of February 1, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of February 1, 2025. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended February 1, 2025, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of February 1, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of February 1, 2025, and February 3, 2024, the related consolidated statements of earnings, comprehensive income, cash flows and changes in shareholders’ equity for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025, and February 3, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Best Buy Health Reporting Unit — Refer to Note 1 and Note 3 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance was $908 million as of February 1, 2025, of which $416 million was related to the Best Buy Health reporting unit. The Company primarily uses a discounted cash flow analysis to estimate the fair value of the Best Buy Health reporting unit. The discounted cash flow analysis requires management to make subjective estimates and assumptions related to forecasts of cash flows, such as revenue growth rates and margin rates, and estimates of the weighted average cost of capital rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company recorded a goodwill impairment of $475 million related to the Best Buy Health reporting unit in the year ended February 1, 2025.

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

•We evaluated the reasonableness of management’s revenue forecasts and margin rates by comparing the forecasts to: (1) the Company’s historical revenue growth rates; (2) internal communications to management and the board of directors; (3) underlying source documents, when available, such as customer contracts; (4) forecasted information included in industry reports, applicable market data, and certain peer companies; and (5) underlying analyses detailing business strategies and growth plans.

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

March 19, 2025

We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Best Buy Co., Inc.

Richfield, Minnesota.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated March 19, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 19, 2025

Consolidated Balance Sheets

$ in millions, except per share amounts

	February 1, 2025	February 3, 2024
Assets
Current assets
Cash and cash equivalents	$1,578	$1,447
Receivables, net	1,044	939
Merchandise inventories	5,085	4,958
Other current assets	517	553
Total current assets	8,224	7,897
Property and equipment
Land and buildings	722	702
Leasehold improvements	2,370	2,275
Fixtures and equipment	3,872	4,002
Property under finance leases	88	97
Gross property and equipment	7,052	7,076
Less accumulated depreciation	4,930	4,816
Net property and equipment	2,122	2,260
Operating lease assets	2,833	2,758
Goodwill	908	1,383
Other assets	695	669
Total assets	$14,782	$14,967

Liabilities and equity
Current liabilities
Accounts payable	$4,980	$4,637
Unredeemed gift card liabilities	253	253
Deferred revenue	951	1,000
Accrued compensation and related expenses	464	486
Accrued liabilities	741	902
Current portion of operating lease liabilities	617	618
Current portion of long-term debt	10	13
Total current liabilities	8,016	7,909
Long-term operating lease liabilities	2,282	2,199
Long-term debt	1,144	1,152
Long-term liabilities	532	654
Contingencies and commitments (Note 12)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 211.4 million and 215.4 million shares, respectively	22	22
Additional paid-in capital	-	31
Retained earnings	2,486	2,683
Accumulated other comprehensive income	300	317
Total equity	2,808	3,053
Total liabilities and equity	$14,782	$14,967

See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings

$ and shares in millions, except per share amounts

Fiscal Years Ended	February 1, 2025	February 3, 2024	January 28, 2023
Revenue	$41,528	$43,452	$46,298
Cost of sales	32,143	33,849	36,386
Gross profit	9,385	9,603	9,912
Selling, general and administrative expenses	7,651	7,876	7,970
Restructuring charges	(3)	153	147
Goodwill impairment	475	-	-
Operating income	1,262	1,574	1,795
Other income (expense):
Gain on sale of subsidiary, net	-	21	-
Investment income and other	84	78	28
Interest expense	(51)	(52)	(35)
Earnings before income tax expense and equity in income of affiliates	1,295	1,621	1,788
Income tax expense	372	381	370
Equity in income of affiliates	4	1	1
Net earnings	$927	$1,241	$1,419

Basic earnings per share	$4.31	$5.70	$6.31
Diluted earnings per share	$4.28	$5.68	$6.29

Weighted-average common shares outstanding:
Basic	215.2	217.7	224.8
Diluted	216.6	218.5	225.7

See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

$ in millions

Fiscal Years Ended	February 1, 2025	February 3, 2024	January 28, 2023
Net earnings	$927	$1,241	$1,419
Foreign currency translation adjustments, net of tax	(17)	(5)	(7)
Comprehensive income	$910	$1,236	$1,412

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

$ in millions

Fiscal Years Ended	February 1, 2025	February 3, 2024	January 28, 2023
Operating activities
Net earnings	$927	$1,241	$1,419
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	866	923	918
Restructuring charges	(3)	153	147
Goodwill impairment	475	-	-
Stock-based compensation	139	145	138
Deferred income taxes	(59)	(214)	51
Gain on sale of subsidiary, net	-	(21)	-
Other, net	12	26	12
Changes in operating assets and liabilities:
Receivables	(111)	204	(103)
Merchandise inventories	(155)	178	809
Other assets	11	(18)	(21)
Accounts payable	358	(1,025)	(1,099)
Income taxes	(212)	52	36
Other liabilities	(150)	(174)	(483)
Total cash provided by operating activities	2,098	1,470	1,824

Investing activities
Additions to property and equipment	(706)	(795)	(930)
Purchases of investments	(26)	(9)	(46)
Net proceeds from sale of subsidiary	-	14	-
Sales of investments	20	7	7
Other, net	8	2	7
Total cash used in investing activities	(704)	(781)	(962)

Financing activities
Repurchase of common stock	(500)	(340)	(1,014)
Issuance of common stock	17	19	16
Dividends paid	(807)	(801)	(789)
Repayments of debt	(17)	(19)	(19)
Other, net	(2)	(3)	-
Total cash used in financing activities	(1,309)	(1,144)	(1,806)

Effect of exchange rate changes on cash	(10)	(5)	(8)
Increase (decrease) in cash, cash equivalents and restricted cash	75	(460)	(952)
Cash, cash equivalents and restricted cash at beginning of period	1,793	2,253	3,205
Cash, cash equivalents and restricted cash at end of period	$1,868	$1,793	$2,253

Supplemental cash flow information
Income taxes paid (includes payments for purchased tax credits of $267 million, $103 million and $2 million, respectively)	$643	$543	$283
Interest paid	$46	$51	$31

See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts

Common Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances as of January 29, 2022	227.4	$23	$-	$2,668	$329	$3,020
Net earnings	-	-	-	1,419	-	1,419
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(7)	(7)
Stock-based compensation	-	-	138	-	-	138
Issuance of common stock	2.5	-	16	-	-	16
Common stock dividends, $3.52 per share	-	-	14	(804)	-	(790)
Repurchase of common stock	(11.8)	(1)	(147)	(853)	-	(1,001)
Balances as of January 28, 2023	218.1	22	21	2,430	322	2,795
Net earnings	-	-	-	1,241	-	1,241
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(5)	(5)
Stock-based compensation	-	-	145	-	-	145
Issuance of common stock	2.0	-	19	-	-	19
Common stock dividends, $3.68 per share	-	-	14	(816)	-	(802)
Repurchase of common stock	(4.7)	-	(168)	(172)	-	(340)
Balances as of February 3, 2024	215.4	22	31	2,683	317	3,053
Net earnings	-	-	-	927	-	927
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(17)	(17)
Stock-based compensation	-	-	139	-	-	139
Issuance of common stock	1.8	-	17	-	-	17
Common stock dividends, $3.76 per share	-	-	17	(824)	-	(807)
Repurchase of common stock	(5.8)	-	(204)	(300)	-	(504)
Balances as of February 1, 2025	211.4	$22	$-	$2,486	$300	$2,808

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Unless the context otherwise requires, the terms “Best Buy,” “we,” “us”, “our” and the “company” in these Notes to Consolidated Financial Statements refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

Description of Business

We are driven by our purpose to enrich lives through technology and our vision to personalize and humanize technology solutions for every stage of life. We accomplish this by leveraging our combination of tech expertise and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes. We have operations in the U.S. and Canada.

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Essentials, Best Buy Health, Current Health, Geek Squad, Imagine That, Insignia, Lively, My Best Buy, My Best Buy Memberships, Pacific Kitchen and Home, TechLiquidators and Yardbird; and the domain names bestbuy.com, currenthealth.com, lively.com, techliquidators.com and yardbird.com. Our International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Express, Best Buy Mobile, Geek Squad and TechLiquidators and the domain names bestbuy.ca and techliquidators.ca. Our Domestic and International segments generate revenue from the sale of products and services within six revenue categories: computing and mobile phones, consumer electronics, appliances, entertainment, services and other.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2025, fiscal 2024 and fiscal 2023 ended on February 1, 2025, February 3, 2024, and January 28, 2023, respectively. Fiscal 2025 and fiscal 2023 each included 52 weeks. Fiscal 2024 included 53 weeks with the 53rd week occurring in the fiscal fourth quarter. Unless otherwise noted, references to years in these notes to consolidated financial statements relate to fiscal years, not calendar years.

Adopted Accounting Pronouncements

In the fourth quarter of fiscal 2025, we adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, issued by the Financial Accounting Standards Board (“FASB”). ASU 2023-07 enhances reportable segment disclosure requirements primarily through expanded disclosures around significant segment expenses. The amendments were applied retrospectively to all prior periods presented in these financial statements. See Note 13, Segment and Geographic Information, for the applicable new disclosures.

Unadopted Accounting Pronouncements

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

Segment Information

Our business is organized into two reportable segments: Domestic (which is comprised of all states, districts and territories of the U.S. and our Best Buy Health business) and International (which is comprised of all operations in Canada). Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. Our segments are primarily based on geographical area and reflect the way in which internally reported financial information is regularly reviewed by the CODM, who has ultimate responsibility for enterprise decisions, including determining resource allocation for, and monitoring the performance of, the consolidated enterprise, the Domestic segment and the International segment.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheets are reconciled to the total shown on our Consolidated Statements of Cash Flows as follows ($ in millions):

	February 1, 2025	February 3, 2024	January 28, 2023
Cash and cash equivalents	$1,578	$1,447	$1,874
Restricted cash included in Other current assets	290	346	379
Total cash, cash equivalents and restricted cash	$1,868	$1,793	$2,253

Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less.

Amounts included in restricted cash are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities.

Receivables

Receivables consist primarily of amounts due from banks for vendors for various vendor funding programs, customer credit card and debit card transactions, and mobile phone network operators for device sales and commissions. Receivables are stated at their carrying values, net of a reserve for expected credit losses, which is primarily based on historical collection trends. Our allowances for uncollectible receivables were $26 million and $32 million as of February 1, 2025, and February 3, 2024, respectively. We had $48 million and $43 million of write-offs in fiscal 2025 and fiscal 2024, respectively.

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

Our inventory valuation also reflects markdown adjustments for the excess of cost over the net recovery we expect to realize from the ultimate sale or other disposal of inventory and establish a new cost basis. No adjustment is recorded for inventory that we expect to return to our vendors for full credit. Subsequent changes in facts or circumstances do not result in the reversal of previously recorded markdown adjustments or an increase in the newly established cost basis.

Our inventory valuation reflects adjustments for physical inventory losses (resulting from, for example, theft). Physical inventory is maintained through a combination of full location counts and more regular cycle counts.

Property and Equipment

Property and equipment is initially recorded at cost. We depreciate property and equipment to its residual value using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the lease term, which includes optional renewal periods if they are reasonably certain. Accelerated depreciation methods are generally used for income tax purposes.

When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from our Consolidated Balance Sheets and any resulting gain or loss is reflected on our Consolidated Statements of Earnings.

Repairs and maintenance costs are expensed as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized at cost and depreciated over its remaining useful life.

Estimated useful lives by major asset category are as follows (in years):

Asset Category	Useful Life
Buildings	5-35
Leasehold improvements	5-10
Fixtures and equipment	2-15

Capitalized software is included in Fixtures and equipment on our Consolidated Balance Sheets. Costs associated with the acquisition or development of software for internal use are capitalized at cost and amortized over the expected useful life of the software, generally from two years to five years. A subsequent addition, modification or upgrade to internal-use software is capitalized to the extent that it enhances the software's functionality. Software maintenance and training costs are expensed as incurred. The costs of developing software for sale to customers are expensed as incurred until technological feasibility is established, which generally leads to expensing substantially all costs.

Costs associated with implementing cloud-computing arrangements that are service contracts are capitalized using methodology similar to internal-use software, but are included in Other assets on our Consolidated Balance Sheets.

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

Leases

The majority of our lease obligations are real estate operating leases used in our retail and distribution operations. Our finance leases are primarily equipment-related. For any lease with an initial term in excess of 12 months, the related lease assets and liabilities are recognized on our Consolidated Balance Sheets as either operating or finance leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. We have elected to account for these lease agreements with both lease and non-lease components as a single component for all classes of assets. Leases with an initial term of 12 months or less are not recorded on our Consolidated Balance Sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Refer to Note 6, Leases, for additional information.

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying operating segments (or components thereof) that constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $492 million and $416 million, respectively, as of February 1, 2025, and carrying values of $492 million and $891 million, respectively, as of February 3, 2024. In fiscal 2025, we recorded a goodwill impairment related to our Best Buy Health reporting unit.

Our impairment testing involves a comparison of the fair value of each reporting unit with its carrying value, including goodwill. Fair value reflects our estimate of the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction. We use a combination of discounted cash flow (“DCF”) analysis and market data, such as revenue multiples and quoted market prices, for observable comparable companies. DCF analysis requires detailed forecasts of cash flow drivers, such as revenue growth rates, margin rates and capital investments, and estimates of weighted-average cost of capital rates. If the fair value of a reporting unit exceeds its carrying value, we conclude that no goodwill impairment has occurred. If the carrying value of a reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, not to exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets

Our valuation of identifiable intangible assets acquired is based on information and assumptions available to us at the time of acquisition, using income and market approaches to determine fair value, as appropriate.

We amortize definite-lived intangible assets associated with acquisitions over the estimated useful lives of the assets. We review these assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. We monitor the existence of potential impairment indicators throughout the fiscal year and recognize an impairment loss for any portion of the carrying value that is not recoverable. The goodwill impairment recorded in the fourth quarter of fiscal 2025 related to our Best Buy Health reporting unit was a triggering event to evaluate Best Buy Health intangible assets for impairment. No intangible asset impairments were identified.

We do not amortize indefinite-lived intangible assets, but test for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value may not be recoverable. We utilize the relief from royalty method to determine the fair value of our indefinite-lived intangible asset. If the carrying value exceeds its fair value, we recognize an impairment loss in an amount equal to the excess.

Refer to Note 3, Goodwill and Intangible Assets, for additional information.

Derivatives

Net Investment Hedges

We use foreign currency forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations. The contracts have terms of up to 12 months. For a net investment hedge, we recognize changes in the fair value of the derivative as a component of foreign currency translation within other comprehensive income to offset a portion of the change in translated value of the net investment being hedged, until the investment is sold or liquidated. We limit recognition in net earnings of amounts previously recorded in other comprehensive income to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. We report the gains and losses, if any, related to the amount excluded from the assessment of hedge effectiveness on our Consolidated Statements of Earnings. Net cash flows related to our net investment hedges are presented within Investing activities on our Consolidated Statements of Cash Flows.

Fair Value Hedges

We utilize “receive fixed-rate, pay variable-rate” interest rate swaps to mitigate the effect of interest rate risk on our $500 million principal amount of notes due October 1, 2028 (“2028 Notes”). Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no net impact on our Consolidated Statements of Earnings from the fair value of the derivatives. Net cash flows related to our fair value hedges are presented within Operating activities on our Consolidated Statements of Cash Flows.

Derivatives Not Designated as Hedging Instruments

We use foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies. The contracts generally have terms of up to 12 months. These derivative instruments are not designated in hedging relationships and, therefore, we record gains and losses on these contracts directly to our Consolidated Statements of Earnings. Net cash flows related to our derivatives not designated as hedging instruments are presented within Operating activities on our Consolidated Statements of Cash Flows.

Refer to Note 5, Derivative Instruments, for additional information.

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

Fair value measurements are based on significant unobservable inputs (Level 3). Fixed asset fair values are primarily derived using a DCF analysis to estimate the present value of net cash flows that the asset or asset group was expected to generate. The key inputs to the DCF analysis generally include our forecasts of net cash generated from investment operations, as well as an appropriate discount rate.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is typically recorded within Selling, general and administrative expenses (“SG&A”) or Restructuring charges on our Consolidated Statements of Earnings for non-restructuring and restructuring charges, respectively. In fiscal 2025, we recorded a goodwill impairment related to our Best Buy Health reporting unit within Goodwill impairment on our Consolidated Statements of Earnings.

Refer to Note 3, Goodwill and Intangible Assets, and Note 4, Fair Value Measurements, for additional information.

Insurance

We are self-insured for certain losses related to workers’ compensation, medical, general liability and auto claims; however, we obtain third-party excess insurance coverage to limit our exposure to certain claims. Some of these self-insured losses are managed through a wholly-owned insurance captive. Liabilities associated with these losses include estimates of both claims filed and losses incurred but not yet reported. We utilize valuations provided by qualified, independent third-party actuaries as well as internal resources with insurance and risk expertise. Our net self-insured liabilities included on our Consolidated Balance Sheets were as follows ($ in millions):

	February 1, 2025	February 3, 2024
Accrued compensation and related expenses	$23	$41
Accrued liabilities	65	70
Long-term liabilities	69	57
Total	$157	$168

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

Refer to Note 10, Income Taxes, for additional information.

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

Our liability associated with the funded participation in the program, which is primarily included in Accounts payable on our Consolidated Balance Sheets, was as follows ($ in millions):

2025
Supply chain financing liability at beginning of period	$426
Invoices confirmed during the year	4,048
Confirmed invoices paid during the year	(4,076)
Supply chain financing liability at end of period	$398

Accrued Liabilities

The major components of accrued liabilities are sales tax liabilities, advertising accruals, insurance liabilities, sales return reserves and customer deposits.

Long-Term Liabilities

The major components of long-term liabilities are deferred revenue from our private label and co-branded credit card arrangement and unrecognized tax benefits.

Foreign Currency

Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at our Consolidated Balance Sheet dates. Results of operations and cash flows are translated using the average exchange rates throughout the periods. The effect of exchange rate fluctuations on the translation of assets and liabilities is included as a component of shareholders' equity in Accumulated other comprehensive income on our Consolidated Balance Sheets. Gains and losses from foreign currency transactions, which are included in SG&A on our Consolidated Statements of Earnings, have not been significant in any period presented.

Revenue Recognition

We generate substantially all of our revenue from contracts with customers from the sale of products and services, both as a principal and as an agent. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our revenue excludes sales and usage-based taxes collected and is reported net of sales refunds, which includes an estimate of future returns and contract cancellations based on historical refund rates, with a corresponding reduction to cost of sales. We defer the revenue associated with any unsatisfied performance obligation until the obligation is satisfied, typically when control of a product is transferred to the customer or a service is completed.

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

Services - When we are the principal

We recognize revenue for services, such as delivery, installation, set-up, software troubleshooting, product repair and data services once the service is completed, as this is when the customer has the ability to direct the use of and obtain the benefits of the service or serviced product. Payment terms are typically at the point of sale, but may also occur upon completion of the service. Our service contracts are primarily with retail customers, merchandise vendors (for factory warranty repairs) and extended warranty underwriters.

For technical support membership contracts (for example, our My Best Buy Plus™ or My Best Buy Total™ memberships), we are responsible for providing support services to customers. These contracts have terms ranging from one month to one year and typically contain several performance obligations. Payment for the membership contracts is typically due at the start of the contract period. We have determined that our contracts do not include a significant financing component. For performance obligations provided over the term of the contract, we typically recognize revenue on a usage basis, an input method of measuring progress over the related contract term. This method involves the estimation of expected usage patterns, primarily derived from historical information, as this depicts when customers use the services and, accordingly, when delivery of the performance obligation occurs. There is judgment in, for example, estimating the relative standalone selling price for bundled performance obligations; the appropriate recognition methodology for each performance obligation; and, for those based on usage, the expected pattern of consumption across a large portfolio of customers. When insufficient reliable and relevant history is available to estimate usage, we generally recognize revenue ratably over the life of the contract until such history has accumulated.

Services - When we are the agent

On behalf of third-party underwriters, we sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue once the corresponding product revenue is recognized. In addition, in some cases we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the financial performance of the underwriter’s protection plan portfolio. We do not share in any losses of the portfolio. We record any profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs during our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year. Net commissions and profit-sharing revenue earned from the sale of extended warranties represented 0.9%, 0.8% and 0.9% of revenue in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

We earn commissions from mobile network carriers to sell service contracts on their platforms. Revenue is recognized upon sale of the contract and activation of the customer on the provider’s platform. The time between when we activate the service with the customer and when we receive payment from the content provider is generally 30 to 60 days, which is after control has passed. Activation commissions are subject to repayment to the carrier primarily in the event of customer cancellation for specified time periods after the sale. Commission revenue from mobile network carriers is reported net of expected cancellations, which we estimate based on historical cancellation rates.

Credit Card Revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Approximately 25% of Domestic segment revenue in fiscal 2025, fiscal 2024 and fiscal 2023 was transacted using one of our branded cards. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partners based on the annual performance of their corresponding portfolio. We receive profit-share payments quarterly based on forecasts of full-year performance shortly after the end of each program quarter. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each quarter when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically quarterly. Profit-sharing revenue from our credit card arrangement approximated 1.1%, 1.4% and 1.4% of Domestic segment revenue in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

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

Refer to Note 9, Revenue, and Note 13, Segment and Geographic Information, for additional information.

Cost of Sales and Selling, General and Administrative Expenses

Types of costs classified in each major expense category are as follows:

Cost of Sales
Cost of products sold, including:
Cash discounts on payments to merchandise vendors
Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs and depreciation
Customer shipping and handling expenses
Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores
Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers
Markdowns
Physical inventory losses
Vendor allowances that are not a reimbursement of specific, incremental and identifiable costs
Cost of services provided, including:
Cost of replacement parts and related freight expenses
Payroll and benefit costs for services employees associated with providing the service

Selling, General and Administrative Expenses
Advertising costs
Charitable contributions
Depreciation and amortization related to retail, services and corporate assets
Long-lived asset impairment charges
Occupancy and maintenance costs of retail, services and corporate facilities
Other administrative costs, such as supplies, travel and lodging
Outside and outsourced service fees
Payroll and benefit costs for retail and corporate employees, including termination benefits incurred as part of normal operations
Tender costs, including bank charges and costs associated with credit and debit card interchange fees
Vendor allowances that are a reimbursement of specific, incremental and identifiable costs

Vendor Allowances

We receive funds from our merchandise vendors through a variety of programs and arrangements, primarily in the form of purchases-based or sales-based volumes and for product advertising and placement. We recognize vendor allowances based on purchases and sales as a reduction of cost of sales when the associated inventory is sold. Vendor allowances for advertising and placement are recognized as a reduction of cost of sales ratably over the corresponding performance period. Funds that are determined to be a reimbursement of specific, incremental and identifiable costs incurred to sell vendors’ products are recorded as an offset to the related expense within SG&A on our Consolidated Statements of Earnings when incurred.

Advertising Costs

Advertising costs, which are included in SG&A on our Consolidated Statements of Earnings, primarily consist of digital advertisements. Digital advertising costs are generally expensed as incurred, which is typically when customers either view or click through a digital ad. Other advertising costs are expensed the first time the advertisement runs, or as broadcast costs are incurred. Advertising costs were $846 million, $794 million and $864 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Stock-Based Compensation

We recognize stock-based compensation expense for the fair value of our stock-based compensation awards, which is determined based on the closing market price of our stock at the date of grant for time-based share awards and Monte-Carlo simulation for market-based share awards. Compensation expense is recognized on a straight-line basis over the period in which services are required. Forfeitures are expensed as incurred or upon termination. Refer to Note 8, Shareholders’ Equity, for additional information.

Earnings per Share

We compute our basic earnings per share based on the weighted-average number of common shares outstanding, and our diluted earnings per share based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued as calculated using the treasury stock method. Potentially dilutive securities include stock options and non-vested share awards. Non-vested market-based share awards and non-vested performance-based share awards, to the extent they exist, are included in the average diluted shares outstanding each period if established market or performance criteria have been met at the end of the respective periods. Refer to Note 8, Shareholders’ Equity, for additional information.

Comprehensive Income (Loss)

Comprehensive income (loss) is computed as net earnings plus or minus certain other items that are recorded directly to shareholders’ equity.

2.   Restructuring

Restructuring charges were as follows ($ in millions):

	2025	2024	2023
Fiscal 2024 Restructuring Initiative	$3	$171	$-
Fiscal 2023 Resource Optimization Initiative	(6)	(18)	145
Mexico Exit and Strategic Realignment	-	-	2
Total	$(3)	$153	$147

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

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Consolidated Statements of Earnings as follows ($ in millions):

	2025	2024	Cumulative Amount as of February 1, 2025
Domestic	$3	$163	$166
International	-	8	8
Total	$3	$171	$174

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Domestic	International	Total
Balances as of January 28, 2023	$-	$-	$-
Charges	163	8	171
Balances as of February 3, 2024	163	8	171
Charges	18	2	20
Cash payments	(86)	(3)	(89)
Adjustments(1)	(15)	(2)	(17)
Balances as of February 1, 2025	$80	$5	$85

(1)Represents adjustments to previously planned organizational changes and higher-than-expected employee retention.

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

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Consolidated Statements of Earnings as follows ($ in millions):

	2025	2024	2023	Cumulative Amount as of February 1, 2025
Domestic	$(6)	$(16)	$140	$118
International	-	(2)	5	3
Total	$(6)	$(18)	$145	$121

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Domestic	International	Total
Balances as of January 28, 2023	102	5	107
Cash payments	(70)	(3)	(73)
Adjustments(1)	(16)	(2)	(18)
Balances as of February 3, 2024	$16	$-	$16

(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

No material restructuring accrual activity occurred in fiscal 2025 related to this initiative, and no material liability remains as of February 1, 2025.

3.   Goodwill and Intangible Assets

Goodwill

Goodwill balances by segment were as follows ($ in millions):

	February 1, 2025		February 3, 2024
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(542)	$1,450	$(67)
International	608	(608)	608	(608)
Total	$2,058	$(1,150)	$2,058	$(675)

In fiscal 2025, we recorded a goodwill impairment of $475 million within the Domestic segment for the Best Buy Health reporting unit. The impairment was identified during the fourth quarter as a result of our annual impairment review. This coincides with our annual review of performance against financial and strategic goals, and the annual update of our budget and long-range financial projections. Fair value for the Best Buy Health reporting unit is estimated primarily based on DCF analysis. The impairment primarily arose from downward revisions of our revenue growth rates and margin rates compared to projections used in prior years, as the market has not scaled as we originally forecasted.

Indefinite-Lived Intangible Assets

In the second quarter of fiscal 2025, we reclassified our Yardbird tradename from a definite-lived intangible asset to an indefinite-lived intangible asset to better reflect our expectations of the long-term use of the tradename. The carrying value of the tradename was $16 million as of February 1, 2025, and was recorded within Other assets on our Consolidated Balance Sheets.

Definite-Lived Intangible Assets

We have definite-lived intangible assets which are recorded within Other assets on our Consolidated Balance Sheets as follows ($ in millions):

	February 1, 2025		February 3, 2024		Weighted-Average
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life Remaining as of February 1, 2025 (in years)
Customer relationships	$360	$285	$360	$276	7.6
Tradenames	92	79	108	69	1.7
Developed technology	64	61	64	59	2.8
Total	$516	$425	$532	$404	6.6

Amortization expense was as follows ($ in millions):

	Statement of Earnings Location	2025	2024	2023
Amortization expense	SG&A	$21	$61	$86

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Fiscal Year	Amount
Fiscal 2026	$20
Fiscal 2027	18
Fiscal 2028	12
Fiscal 2029	10
Fiscal 2030	8
Thereafter	23

4.   Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

		Fair Value	Fair Value at
Assets	Balance Sheet Location(1)	Hierarchy	February 1, 2025	February 3, 2024
Money market funds(2)	Cash and cash equivalents	Level 1	$439	$330
Time deposits(3)	Cash and cash equivalents	Level 2	150	60
Money market funds(2)	Other current assets	Level 1	140	182
Time deposits(3)	Other current assets	Level 2	50	50
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	39	48
Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	14	11

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

Nonrecurring Fair Value Measurements

In fiscal 2025, we recorded a goodwill impairment related to our Best Buy Health reporting unit. Refer to Note 3, Goodwill and Intangible Assets, for additional information.

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

Long-term debt is presented at carrying value on our Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	February 1, 2025		February 3, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,031	$1,136	$1,022	$1,139

(1)Excludes debt discounts, issuance costs and finance lease obligations.

5.   Derivative Instruments

We manage our economic and transaction exposure to certain risks by using foreign currency forward contracts to hedge against the effect of Canadian dollar exchange rate fluctuations on a portion of our net investment in our Canadian operations and by using interest rate swaps to mitigate the effect of interest rate risk on our 2028 Notes. In addition, we use foreign currency forward contracts not designated as hedging instruments to manage the impact of fluctuations in foreign currency exchange rates relative to recognized receivable and payable balances denominated in non-functional currencies.

Our derivative instruments designated as net investment hedges and fair value hedges are recorded on our Consolidated Balance Sheets at fair value. See Note 4, Fair Value Measurements, for gross fair values of our outstanding derivative instruments and corresponding fair value classifications.

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	February 1, 2025	February 3, 2024
Derivatives designated as net investment hedges	$119	$100
Derivatives designated as fair value hedges (interest rate swaps)	500	500
No hedging designation (foreign exchange contracts)	42	66
Total	$661	$666

Effects of our fair value hedges on our Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
Contract Type	Statement of Earnings Location	2025	2024	2023
Interest rate swaps	Interest expense	$(3)	$(4)	$(57)
Adjustments to carrying value of long-term debt	Interest expense	3	4	57
Total		$-	$-	$-

6.   Leases

Supplemental balance sheet information related to our leases was as follows ($ in millions):

	Balance Sheet Location	February 1, 2025	February 3, 2024
Assets
Operating leases	Operating lease assets	$2,833	$2,758
Finance leases	Property under finance leases, net(1)	34	43
Total lease assets		$2,867	$2,801
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$617	$618
Finance leases	Current portion of long-term debt	10	13
Non-current:
Operating leases	Long-term operating lease liabilities	2,282	2,199
Finance leases	Long-term debt	15	21
Total lease liabilities		$2,924	$2,851

(1)Finance leases were recorded net of accumulated depreciation of $54 million and $54 million as of February 1, 2025 and February 3, 2024, respectively.

Costs and cash flow impacts associated with our finance leases were immaterial in the periods presented. Components of our total operating lease cost were as follows ($ in millions):

	Statement of Earnings Location	2025	2024	2023
Operating lease cost(1)	Cost of sales and SG&A(2)	$784	$777	$780
Variable lease cost	Cost of sales and SG&A(2)	236	239	233
Sublease income	SG&A	(13)	(11)	(12)
Total operating lease cost		$1,007	$1,005	$1,001

(1)Includes short-term leases, which are immaterial.

(2)Supply chain-related amounts are included in Cost of sales.

Other information related to our operating leases was as follows ($ in millions):

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$781	$772
Lease assets obtained in exchange for new lease liabilities	$771	$717
Weighted average remaining lease term (in years)	5.4	5.2
Weighted average discount rate	4.1%	3.6%

Future lease payments under our non-cancellable operating leases as of February 1, 2025, were as follows ($ in millions):

Operating Leases(1)
Fiscal 2026	$723
Fiscal 2027	703
Fiscal 2028	574
Fiscal 2029	429
Fiscal 2030	312
Thereafter	522
Total future undiscounted lease payments	3,263
Less imputed interest	364
Total reported lease liability	$2,899

(1)Lease payments exclude $19 million of legally binding fixed costs for leases signed but not yet commenced.

7.   Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 12, 2023, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2028. There were no borrowings outstanding under the Five-Year Facility Agreement as of February 1, 2025, or February 3, 2024.

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

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	February 1, 2025	February 3, 2024
2028 Notes	$500	$500
2030 Notes	650	650
Interest rate swap valuation adjustments	(14)	(11)
Subtotal	1,136	1,139
Debt discounts and issuance costs	(7)	(8)
Finance lease obligations	25	34
Total long-term debt	1,154	1,165
Less current portion	10	13
Total long-term debt, less current portion	$1,144	$1,152

2028 Notes

In September 2018, we issued $500 million of principal amount of notes due October 1, 2028 (the “2028 Notes”). The 2028 Notes bear interest at a fixed rate of 4.45% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2019. Net proceeds from the issuance were $495 million after underwriting and issuance discounts totaling $5 million.

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

2030 Notes

In October 2020, we issued $650 million of principal amount of notes due October 1, 2030, (the “2030 Notes”) that bear interest at a fixed rate of 1.95% per year, payable semi-annually on April 1 and October 1 of each year, beginning on April 1, 2021. Net proceeds from the issuance were $642 million after underwriting and issuance discounts totaling $8 million.

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

Fair Value and Future Maturities

See Note 4, Fair Value Measurements, for the fair value of long-term debt. Other than the 2028 Notes, we do not have any future maturities of long-term debt within the next five fiscal years.

8.   Shareholders’ Equity

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

The 2020 Plan authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards. We have not granted incentive stock options. Under the terms of the 2020 Plan, awards may be granted to our employees, officers, advisers, consultants and directors. Awards issued under the 2020 Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors (“Board”) at the time of grant. Dividend equivalents accrue on restricted stock and restricted stock units during the vesting period, are forfeitable prior to the vesting date and are settled in shares of our common stock at the vesting or distribution date. As of February 1, 2025, a total of 9.5 million shares were available for future grants under the 2020 Plan.

Stock-based compensation expense was as follows ($ in millions):

	2025	2024	2023
Share awards:
Time-based	$122	$126	$121
Market-based	17	19	14
Stock options	-	-	3
Stock-based compensation expense	139	145	138
Income tax benefits	25	27	27
Stock-based compensation expense, net of tax	$114	$118	$111

Time-Based Share Awards

Time-based share awards vest solely upon continued employment, generally 33% on each of the three annual anniversary dates following the grant date. Time-based share awards to directors vest one year from the date of grant. Information on our time-based share awards was as follows (shares in thousands):

Time-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of February 3, 2024	3,266	$85.71
Granted	1,987	$79.01
Vested and distributed	(1,419)	$93.01
Forfeited	(356)	$82.14
Outstanding as of February 1, 2025	3,478	$79.43

Information regarding the vesting and distribution of time-based share awards was as follows ($ in millions):

Time-Based Share Awards	2025	2024	2023
Fair value of awards vested and distributed	$113	$114	$159
Tax benefits realized for tax deductions related to vesting	$23	$24	$33

As of February 1, 2025, there was $133 million of unrecognized compensation expense related to non-vested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

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

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of February 3, 2024	579	$106.38
Granted	285	$84.25
Adjustment for performance achievement	(131)	$132.21
Forfeited	(41)	$103.66
Outstanding as of February 1, 2025	692	$92.95

Distributions of market-based share awards in fiscal 2025 and fiscal 2024 were not significant. Information regarding the vesting and distribution of market-based share awards in fiscal 2023 was as follows ($ in millions):

Market-Based Share Awards	2023
Fair value of awards vested and distributed	$18
Tax benefits realized for tax deductions related to vesting	$2

As of February 1, 2025, there was $21 million of unrecognized compensation expense related to non-vested market-based share awards that we expect to recognize over a weighted-average period of 1.7 years.

Earnings per Share

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	2025	2024	2023
Numerator
Net earnings	$927	$1,241	$1,419
Denominator
Weighted-average common shares outstanding	215.2	217.7	224.8
Dilutive effect of stock compensation plan awards	1.4	0.8	0.9
Weighted-average common shares outstanding, assuming dilution	216.6	218.5	225.7

Potential shares which were anti-dilutive and excluded from weighted-average share computations	-	-	0.7

Basic earnings per share	$4.31	$5.70	$6.31
Diluted earnings per share	$4.28	$5.68	$6.29

Repurchase of Common Stock

On February 28, 2022, our Board approved a $5.0 billion share repurchase program. The program had $3.3 billion remaining available for repurchases as of February 1, 2025. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	2025	2024	2023
Total cost of shares repurchased	$500	$340	$1,001
Average price per share	$86.42	$72.52	$84.78
Number of shares repurchased and retired	5.8	4.7	11.8

9.   Revenue

We generate substantially all of our revenue from contracts with customers from the sale of products and services. Contract balances primarily relate to unfulfilled membership benefits and services not yet completed, product merchandise not yet delivered to customers, unredeemed gift cards and deferred revenue from our private label and co-branded credit card arrangement. Contract balances were as follows ($ in millions):

	February 1, 2025	February 3, 2024
Receivables(1)	$504	$512
Short-term contract liabilities included in:
Unredeemed gift cards	253	253
Deferred revenue	951	1,000
Accrued liabilities	50	53
Long-term contract liabilities included in:
Long-term liabilities	229	245

(1)Receivables are recorded net of allowances for expected credit losses of $20 million and $23 million as of February 1, 2025, and February 3, 2024, respectively.

During fiscal 2025 and fiscal 2024, $1.1 billion and $1.3 billion of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Fiscal 2026	$32
Fiscal 2027	33
Fiscal 2028	29
Fiscal 2029	26
Fiscal 2030	26
Thereafter	115

See Note 13, Segment and Geographic Information, for information on our revenue by segment and category.

10.   Income Taxes

Reconciliations of the federal statutory income tax rate to income tax expense were as follows ($ in millions):

	2025	2024	2023
Federal income tax at the statutory rate	$272	$340	$376
State income taxes, net of federal benefit	52	57	63
Change in unrecognized tax benefits	(5)	(6)	(45)
Expense (benefit) from foreign operations	3	(5)	(2)
Tax credits	(23)	(13)	(8)
Goodwill impairments (non-deductible)	63	-	-
Other	10	8	(14)
Income tax expense	$372	$381	$370
Effective income tax rate	28.7%	23.5%	20.7%

Earnings before income tax expense and equity in income of affiliates by jurisdiction were as follows ($ in millions):

	2025	2024	2023
United States	$1,095	$1,389	$1,533
Foreign	200	232	255
Earnings before income tax expense and equity in income of affiliates	$1,295	$1,621	$1,788

Income tax expense (benefit) was comprised of the following ($ in millions):

	2025	2024	2023
Current:
Federal	$341	$452	$213
State	67	104	64
Foreign	23	39	42
	431	595	319
Deferred:
Federal	(55)	(177)	33
State	(7)	(37)	19
Foreign	3	-	(1)
	(59)	(214)	51
Income tax expense	$372	$381	$370

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	February 1, 2025	February 3, 2024
Deferred revenue	$125	$127
Compensation and benefits	75	91
Stock-based compensation	29	32
Other accrued expenses	46	45
Operating lease liabilities	758	730
Loss and credit carryforwards	163	173
Property and equipment	57	-
Other	48	42
Total deferred tax assets	1,301	1,240
Valuation allowance	(172)	(175)
Total deferred tax assets after valuation allowance	1,129	1,065

Inventory	(92)	(45)
Property and equipment	-	(49)
Operating lease assets	(734)	(701)
Goodwill and intangible assets	(61)	(81)
Other	(19)	(22)
Total deferred tax liabilities	(906)	(898)
Net deferred tax assets	$223	$167

Net deferred tax assets were included in Other assets on our Consolidated Balance Sheets as of February 1, 2025, and February 3, 2024.

As of February 1, 2025, we had deferred tax assets for net operating loss carryforwards from international operations of $112 million, of which $30 million will expire in various years through 2042 and the remaining amounts have no expiration; acquired U.S. federal net operating loss carryforwards of $3 million, of which $1 million will expire in various years between 2026 and 2029 and the remaining amounts have no expiration; U.S. federal foreign tax credit carryforwards of $29 million, which will expire between 2026 and 2035; state credit carryforwards of $1 million, which will expire between 2026 and 2029; state net operating loss carryforwards of $9 million, which will expire between 2026 and 2045; international credit carryforwards of $2 million, which have no expiration; and international capital loss carryforwards of $7 million, which have no expiration.

As of February 1, 2025, a valuation allowance of $172 million had been established, of which $29 million is against U.S. federal foreign tax credit carryforwards; $13 million is against international, federal and state capital loss carryforwards; $119 million is against international and state net operating loss carryforwards; $2 million is against international and state credit carryforwards; and $9 million is against other foreign deferred tax assets. The decrease in fiscal 2025 was primarily due to tax rate changes and releases relating to certain international net operating loss carryforwards, and expirations relating to U.S. federal foreign tax credit and state credit carryforwards. These decreases were partially offset by the set-up of additional valuation allowances against certain foreign deferred tax assets and state and international net operating loss carryforwards.

Reconciliations of changes in unrecognized tax benefits were as follows ($ in millions):

	2025	2024	2023
Balances at beginning of period	$140	$163	$235
Gross increases related to prior period tax positions	13	10	28
Gross decreases related to prior period tax positions(1)	(10)	(11)	(75)
Gross increases related to current period tax positions	20	20	21
Settlements with taxing authorities	1	(3)	-
Lapse of statute of limitations	(19)	(39)	(46)
Balances at end of period	$145	$140	$163

(1)Represents multi-jurisdiction, multi-year resolutions of certain discrete tax matters.

Unrecognized tax benefits of $116 million, $121 million and $141 million as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the unrecognized tax benefits above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $1 million, interest expense of $3 million and interest income of $6 million was recognized in fiscal 2025, fiscal 2024 and fiscal 2023, respectively. As of February 1, 2025, February 3, 2024, and January 28, 2023, we had accrued interest of $45 million, $43 million and $42 million, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years before fiscal 2016.

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

11.   Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. After one year of service, we will match 100% of the participant’s eligible contributions that do not exceed 3% of compensation, plus 50% of eligible contributions that exceed 3% but do not exceed 5% of compensation. Employer contributions vest immediately. Total employer contributions were $71 million, $76 million and $77 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

We offer a non-qualified, unfunded deferred compensation plan for highly-compensated employees and members of our Board. Amounts contributed and deferred under the plan are invested in options offered under the plan and elected by the participants. The liability for compensation deferred under the plan was $20 million and $24 million as of February 1, 2025, and February 3, 2024, respectively, and is included in Long-term liabilities on our Consolidated Balance Sheets. See Note 4, Fair Value Measurements, for the fair value of assets held for deferred compensation.

12.   Contingencies and Commitments

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

We had outstanding letters of credit totaling $71 million as of February 1, 2025.

13.   Segment and Geographic Information

Segment and category revenue information was as follows ($ in millions):

	2025	2024	2023
Domestic:
Computing and Mobile Phones	$17,103	$16,930	$18,191
Consumer Electronics	11,148	12,014	13,040
Appliances	4,589	5,469	6,381
Entertainment	2,641	3,063	2,786
Services	2,456	2,357	2,149
Other	301	264	247
Total Domestic revenue	$38,238	$40,097	$42,794
International:
Computing and Mobile Phones	$1,578	$1,552	$1,575
Consumer Electronics	917	955	1,054
Appliances	321	335	355
Entertainment	267	300	267
Services	175	173	183
Other	32	40	70
Total International revenue	3,290	3,355	3,504
Total revenue	$41,528	$43,452	$46,298

Our CODM regularly reviews a range of financial and non-financial information to evaluate the performance of, and determine resource allocation for, the consolidated enterprise, the Domestic segment and the International segment. Adjusted operating income is the primary financial performance measure used by our CODM, which includes revenue and significant expenses – cost of sales and adjusted SG&A. Our CODM reviews adjusted operating income and its components via the annual budget and the ongoing monitoring of variances to budget, forecasts and prior periods.

Adjusted operating income by segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates were as follows ($ in millions):

	2025
	Domestic (1)	International	Total
Revenue	$38,238	$3,290	$41,528
Cost of sales	29,591	2,552	32,143
Adjusted SG&A (2)	7,000	630	7,630
Adjusted operating income	$1,647	$108	$1,755
Restructuring charges			(3)
Goodwill impairment			475
Intangible asset amortization			21
Operating income			1,262
Other income (expense):
Investment income and other			84
Interest expense			(51)
Earnings before income tax expense and equity in income of affiliates			$1,295

(1)Domestic segment adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

	2024
	Domestic (1)	International	Total
Revenue	$40,097	$3,355	$43,452
Cost of sales	31,247	2,602	33,849
Adjusted SG&A (2)	7,175	640	7,815
Adjusted operating income	$1,675	$113	$1,788
Restructuring charges			153
Intangible asset amortization			61
Operating income			1,574
Other income (expense):
Gain on sale of subsidiary, net			21
Investment income and other			78
Interest expense			(52)
Earnings before income tax expense and equity in income of affiliates			$1,621

(1)Domestic segment adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

	2023
	Domestic (1)	International	Total
Revenue	$42,794	$3,504	$46,298
Cost of sales	33,688	2,698	36,386
Adjusted SG&A (2)	7,246	638	7,884
Adjusted operating income	$1,860	$168	$2,028
Restructuring charges			147
Intangible asset amortization			86
Operating income			1,795
Other income (expense):
Investment income and other			28
Interest expense			(35)
Earnings before income tax expense and equity in income of affiliates			$1,788

(1)Domestic segment adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

Asset information by segment was as follows ($ in millions):

	2025	2024	2023
Assets
Domestic	$13,567	$13,660	$14,549
International	1,215	1,307	1,254
Total assets	$14,782	$14,967	$15,803
Capital expenditures
Domestic	$640	$760	$891
International	66	35	39
Total capital expenditures	$706	$795	$930
Depreciation and amortization
Domestic	$825	$880	$873
International	41	43	45
Total depreciation and amortization	$866	$923	$918

Geographic information was as follows ($ in millions):

	2025	2024	2023
Revenue from external customers
U.S.	$38,238	$40,097	$42,794
Canada	3,290	3,355	3,504
Total revenue from external customers	$41,528	$43,452	$46,298
Property and equipment, net
U.S.	$2,002	$2,157	$2,243
Canada	120	102	107
Other	-	1	2
Total property and equipment, net	$2,122	$2,260	$2,352

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of February 1, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 1, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended February 1, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Plan Elections

Set forth below are developments regarding trading plan arrangements among our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) for the quarter ended February 1, 2025.

•After the completion of his prior trading plan on December 11, 2024, Matthew Bilunas, the company’s Senior Executive Vice President of Enterprise Strategy and Chief Financial Officer, entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The new trading plan was entered into on December 19, 2024, and provides for the potential sale of up to 51,000 shares of our common stock through April 25, 2025.

Other Information

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in the company’s Proxy Statement for the 2025 Regular Meeting of Shareholders (the “2025 Proxy Statement”), which is expected to be filed with the SEC on or before May 2, 2025.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the applicable information in the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the applicable information in the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item related to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the applicable information in the 2025 Proxy Statement.

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

3. Exhibits:
		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	8-K	3.1	6/12/2020
3.2	Amended and Restated By-Laws	8-K	3.1	6/14/2018
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Third Supplemental Indenture, dated as of September 27, 2018, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor	8-K	4.1	9/27/2018
4.3	Form of 4.450% Notes due 2028 (included in Exhibit 4.2)
4.4	Fourth Supplemental Indenture, dated as of October 1, 2020, to the Indenture, dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	10/1/2020
4.5	Form of 1.950% Notes due 2030 (included in Exhibit 4.4)
4.6	Description of Securities				X
10.1	Five-Year Credit Agreement dated as of April 12, 2023, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	4/13/2023
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.4	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.5	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.6	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.7	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.8	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	DEF 14A	App. B	4/29/2014
*10.9	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.10	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.11	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.12	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.13	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.14	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares	10-Q	10.1	6/5/2017
*10.15	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units	10-Q	10.2	6/5/2017
*10.16	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan	DEF 14A	App. A	5/1/2017
*10.17	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)	10-Q	10.2	9/5/2017
*10.18	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Shares	10-Q	10.1	6/8/2018
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Stock Units	10-Q	10.2	6/8/2018
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Directors	10-Q	10.1	9/10/2018
*10.21	Employment Agreement, dated April 13, 2019, between Corie Barry and Best Buy Co., Inc.	8-K	10.2	4/15/2019
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Shares	10-Q	10.1	6/7/2019
*10.23	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Stock Units	10-Q	10.2	6/7/2019
*10.24	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Directors	10-Q	10.1	9/6/2019
*10.25	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Shares	10-Q	10.2	5/27/2020
*10.26	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Stock Units	10-Q	10.3	5/27/2020
*10.27	Best Buy Co., Inc. 2020 Omnibus Incentive Plan	10-K	10.32	3/19/2021
*10.28	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Directors	10-Q	10.2	8/31/2020
*10.29	Best Buy Severance Plan and Summary Plan Description (January 31, 2021)	10-K	10.34	3/19/2021
*10.30	Form of Employment Separation and General Release Agreement	10-Q	10.2	6/4/2021
*10.31	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Shares	10-K	10.32	3/18/2022
*10.32	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Stock Units	10-K	10.33	3/18/2022
*10.33	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Directors	10-Q	10.1	8/31/2021
*10.34	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Restricted Shares	10-Q	10.1	6/2/2022
*10.35	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Restricted Stock Units	10-Q	10.2	6/2/2022
*10.36	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Directors	10-Q	10.1	9/8/2022
*10.37	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) – Restricted Shares	10-Q	10.2	6/2/2023
*10.38	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) – Restricted Stock Units	10-Q	10.3	6/2/2023
*10.39	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) - Directors	10-Q	10.1	12/1/2023
*10.40	Policy Regarding Shareholder Ratification of Executive Officer Cash Severance Agreements	8-K	10.1	3/7/2024
*10.41	Form of Best Buy Co., Inc. Long-Term Incentive Award Agreement (2024) – Restricted Shares	10-Q	10.1	6/7/2024
*10.42	Form of Best Buy Co., Inc. Long-Term Incentive Award Agreement (2024) – Restricted Stock Units	10-Q	10.2	6/7/2024
*10.43	Restated Best Buy Severance Plan and Summary Plan Description (2023)	10-Q	10.4	6/7/2024
*10.44	Form of Best Buy Co., Inc. Long-Term Incentive Award Agreement (2024) – Directors	10-Q	10.1	9/6/2024
19.1	Securities Trading Policy				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy Regarding the Recoupment of Erroneously Awarded Compensation	10-K	97.1	3/15/2024
101

The following financial information from our Annual Report on Form 10-K for fiscal 2025, filed with the SEC on March 19, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets at February 1, 2025, and February 3, 2024, (ii) the consolidated statements of earnings for the years ended February 1, 2025, February 3, 2024, and January 28, 2023, (iii) the consolidated statements of comprehensive income for the years ended February 1, 2025, February 3, 2024, and January 28, 2023, (iv) the consolidated statements of cash flows for the years ended February 1, 2025, February 3, 2024, and January 28, 2023, (v) the consolidated statements of changes in shareholders' equity for the years ended February 1, 2025, February 3, 2024, and January 28, 2023, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page from our Annual Report on Form 10-K for fiscal 2025, filed with the SEC on March 19, 2025, formatted in iXBRL (included as Exhibit 101).

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

Signature	Title	Date

/s/ Corie Barry	Chief Executive Officer	March 19, 2025
Corie Barry	(principal executive officer)

/s/ Matthew Bilunas	Senior Executive Vice President, Chief Financial Officer & Enterprise Strategy	March 19, 2025
Matthew Bilunas	(principal financial officer)

/s/ Mathew R. Watson	Senior Vice President, Controller and Chief Accounting Officer	March 19, 2025
Mathew R. Watson	(principal accounting officer)

/s/ David W. Kenny	Chairman	March 19, 2025
David W. Kenny

/s/ Lisa M. Caputo	Director	March 19, 2025
Lisa M. Caputo

/s/ David C. Kimbell	Director	March 19, 2025
David C. Kimbell

/s/ Mario J. Marte	Director	March 19, 2025
Mario J. Marte

/s/ Karen A. McLoughlin	Director	March 19, 2025
Karen A. McLoughlin

/s/ Claudia F. Munce	Director	March 19, 2025
Claudia F. Munce

/s/ Richelle P. Parham	Director	March 19, 2025
Richelle P. Parham

/s/ Steven E. Rendle	Director	March 19, 2025
Steven E. Rendle

/s/ Sima D. Sistani	Director	March 19, 2025
Sima D. Sistani

/s/ Melinda D. Whittington	Director	March 19, 2025
Melinda D. Whittington