Form 10-Q
period 2025-05-03
BEST BUY CO INC
filed 2025-06-06
CIK 764478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

The registrant had 211,346,694 shares of common stock outstanding as of June 4, 2025.

BEST BUY CO., INC.

FORM 10-Q FOR THE QUARTER ENDED MAY 3, 2025

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

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Balance Sheets

$ in millions, except per share amounts (unaudited)

	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Current assets
Cash and cash equivalents	$1,147	$1,578	$1,214
Receivables, net	744	1,044	770
Merchandise inventories	5,194	5,085	5,225
Other current assets	500	517	544
Total current assets	7,585	8,224	7,753
Property and equipment, net	2,089	2,122	2,196
Operating lease assets	2,821	2,833	2,771
Goodwill	908	908	1,383
Other assets	725	695	649
Total assets	$14,128	$14,782	$14,752

Liabilities and equity
Current liabilities
Accounts payable	$4,670	$4,980	$4,664
Unredeemed gift card liabilities	246	253	242
Deferred revenue	891	951	923
Accrued compensation and related expenses	367	464	380
Accrued liabilities	617	741	812
Current portion of operating lease liabilities	611	617	613
Current portion of long-term debt	10	10	15
Total current liabilities	7,412	8,016	7,649
Long-term operating lease liabilities	2,277	2,282	2,222
Long-term debt	1,153	1,144	1,134
Long-term liabilities	523	532	665
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 211.3 million, 211.4 million and 216.1 million shares, respectively	22	22	22
Additional paid-in capital	-	-	26
Retained earnings	2,428	2,486	2,722
Accumulated other comprehensive income	313	300	312
Total equity	2,763	2,808	3,082
Total liabilities and equity	$14,128	$14,782	$14,752

NOTE: The Consolidated Balance Sheet as of February 1, 2025, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Revenue	$8,767	$8,847
Cost of sales	6,718	6,783
Gross profit	2,049	2,064
Selling, general and administrative expenses	1,721	1,737
Restructuring charges	109	15
Operating income	219	312
Other income (expense):
Investment income and other	15	25
Interest expense	(12)	(12)
Earnings before income tax expense and equity in income (loss) of affiliates	222	325
Income tax expense	19	80
Equity in income (loss) of affiliates	(1)	1
Net earnings	$202	$246

Basic earnings per share	$0.95	$1.14
Diluted earnings per share	$0.95	$1.13

Weighted-average common shares outstanding:
Basic	212.0	216.2
Diluted	213.0	217.2

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income

$ in millions (unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Net earnings	$202	$246
Foreign currency translation adjustments, net of tax	13	(5)
Comprehensive income	$215	$241

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

$ in millions (unaudited)

Three Months Ended
May 3, 2025		May 4, 2024
Operating activities
Net earnings	$202	$246
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	211	219
Restructuring charges	109	15
Stock-based compensation	40	38
Deferred income taxes	(51)	14
Other, net	(2)	(2)
Changes in operating assets and liabilities:
Receivables	298	168
Merchandise inventories	(95)	(273)
Other assets	7	(8)
Accounts payable	(330)	43
Income taxes	7	13
Other liabilities	(362)	(317)
Total cash provided by operating activities	34	156

Investing activities
Additions to property and equipment	(166)	(152)
Other, net	-	(15)
Total cash used in investing activities	(166)	(167)

Financing activities
Repurchase of common stock	(100)	(50)
Dividends paid	(202)	(202)
Other, net	(3)	-
Total cash used in financing activities	(305)	(252)

Effect of exchange rate changes on cash and cash equivalents	4	(3)
Decrease in cash, cash equivalents and restricted cash	(433)	(266)
Cash, cash equivalents and restricted cash at beginning of period	1,868	1,793
Cash, cash equivalents and restricted cash at end of period	$1,435	$1,527

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity

$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at February 1, 2025	211.4	$22	$-	$2,486	$300	$2,808
Net earnings, three months ended May 3, 2025	-	-	-	202	-	202
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	13	13
Stock-based compensation	-	-	40	-	-	40
Issuance of common stock	1.5	-	2	-	-	2
Common stock dividends, $0.95 per share	-	-	6	(208)	-	(202)
Repurchase of common stock	(1.6)	-	(48)	(52)	-	(100)
Balances at May 3, 2025	211.3	$22	$-	$2,428	$313	$2,763

Balances at February 3, 2024	215.4	$22	$31	$2,683	$317	$3,053
Net earnings, three months ended May 4, 2024	-	-	-	246	-	246
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(5)	(5)
Stock-based compensation	-	-	38	-	-	38
Issuance of common stock	1.4	-	4	-	-	4
Common stock dividends, $0.94 per share	-	-	5	(207)	-	(202)
Repurchase of common stock	(0.7)	-	(52)	-	-	(52)
Balances at May 4, 2024	216.1	$22	$26	$2,722	$312	$3,082

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

Unless the context otherwise requires, the terms “Best Buy,” “we,” “us”, “our” and the “company” in these Notes to Condensed Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the U.S. (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. The first three months of fiscal 2026 and fiscal 2025 each included 13 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 3, 2025, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. This ASU, which can be applied either prospectively or retrospectively, is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the ASU and expect to include updated income tax disclosures in our fiscal 2026 Form 10-K.

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

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Our liability associated with the funded participation in the program, which is primarily included in Accounts payable on our Condensed Consolidated Balance Sheets, was $569 million, $398 million and $505 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the total shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	May 3, 2025	February 1, 2025	May 4, 2024
Cash and cash equivalents	$1,147	$1,578	$1,214
Restricted cash included in Other current assets	288	290	313
Total cash, cash equivalents and restricted cash	$1,435	$1,868	$1,527

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

2. Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended
	May 3, 2025	May 4, 2024
Best Buy Health Optimization and China Sourcing Initiative	$111	$-
Fiscal 2024 Restructuring Initiative	(2)	16
Fiscal 2023 Resource Optimization Initiative	-	(1)
Total	$109	$15

Best Buy Health Optimization and China Sourcing Initiative

In the first quarter of fiscal 2026, we commenced a restructuring initiative primarily focused on optimizing our Best Buy Health business by taking actions to maximize value and improve profitability in light of its performance against our original forecasting. These actions include the decision to exit a component of the business within fiscal 2026. In addition, we also made significant changes to reduce our exposure to tariffs, particularly in China.

All charges incurred related to this initiative were from continuing operations in our Domestic segment and presented within Restructuring charges on our Condensed Consolidated Statements of Earnings. The composition of restructuring charges incurred related to this initiative were as follows ($ in millions):

Three Months Ended
May 3, 2025
Asset impairments and other costs(1)	$73
Termination benefits	38
Total	$111

(1)Primarily represents the full impairment of net assets related to a component of our Best Buy Health business and other exit costs. The remaining carrying value of net assets approximates fair value and was immaterial as of May 3, 2025.

There were no cash payments related to this initiative during the first quarter of fiscal 2026 and our restructuring accrual liabilities as of May 3, 2025, were $66 million, reflecting expected future cash payments primarily during fiscal 2026. We currently do not expect to incur material future restructuring charges related to this initiative.

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

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings as follows ($ in millions):

	Three Months Ended	Three Months Ended	Cumulative Amount
	May 3, 2025	May 4, 2024	As of May 3, 2025
Domestic	$(2)	$17	$164
International	-	(1)	8
Total	$(2)	$16	$172

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at February 1, 2025	$80	$5	$85
Cash payments	(6)	-	(6)
Adjustments(1)	(2)	-	(2)
Balances at May 3, 2025	$72	$5	$77

(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

3. Goodwill and Intangible Assets

Goodwill

Goodwill balances by segment were as follows ($ in millions):

	May 3, 2025		February 1, 2025		May 4, 2024
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(542)	$1,450	$(542)	$1,450	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$2,058	$(1,150)	$2,058	$(1,150)	$2,058	$(675)

In fiscal 2025, we recorded a goodwill impairment of $475 million within the Domestic segment for the Best Buy Health reporting unit. The restructuring activity that commenced in the first quarter of fiscal 2026 was a triggering event to evaluate the Best Buy Health reporting unit for impairment. No further goodwill impairment was identified. Refer to Note 2, Restructuring, for additional information.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	May 3, 2025		February 1, 2025		May 4, 2024
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted-Average Useful Life Remaining as of May 3, 2025 (in years)
Customer relationships	$339	$282	$360	$285	$360	$278	8.2
Tradenames	87	76	92	79	108	72	1.4
Developed technology	56	56	64	61	64	60	-
Total	$482	$414	$516	$425	$532	$410	7.1

(1)Gross carrying amount and accumulated amortization as of May 3, 2025, excludes $34 million and $16 million, respectively, of definite-lived intangible assets related to the exit of a component of our Best Buy Health business. See Note 2, Restructuring, for additional information.

Amortization expense was as follows ($ in millions):

		Three Months Ended
	Statement of Earnings Location	May 3, 2025	May 4, 2024
Amortization expense	Selling, general and administrative expenses	$5	$6

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2026	$11
Fiscal 2027	13
Fiscal 2028	8
Fiscal 2029	7
Fiscal 2030	6
Fiscal 2031	5
Thereafter	18

4. Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value as of
	Balance Sheet Location(1)	Fair Value Hierarchy	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$79	$439	$234
Time deposits(3)	Cash and cash equivalents	Level 2	232	150	110
Money market funds(2)	Other current assets	Level 1	142	140	184
Time deposits(3)	Other current assets	Level 2	50	50	51
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	38	39	49

Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	8	14	27

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

Nonrecurring Fair Value Measurements

In the first quarter of fiscal 2026, we recorded asset impairments and other costs related to our Best Buy Health Optimization and China Sourcing Initiative. Refer to Note 2, Restructuring, for additional information.

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	May 3, 2025		February 1, 2025		May 4, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,043	$1,142	$1,031	$1,136	$994	$1,123

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

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	May 3, 2025	February 1, 2025	May 4, 2024
Derivatives designated as net investment hedges	$119	$119	$191
Derivatives designated as fair value hedges (interest rate swaps)	500	500	500
No hedge designation (foreign exchange contracts)	54	42	57
Total	$673	$661	$748

Effects of our derivative instruments on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
		Three Months Ended
	Statement of Earnings Location	May 3, 2025	May 4, 2024
Interest rate swaps	Interest expense	$6	$(15)
Adjustments to carrying value of long-term debt	Interest expense	(6)	15
Total		$-	$-

6. Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 18, 2025, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into April 2023 and scheduled to expire April 2028, but was terminated on April 18, 2025. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of May 3, 2025, or the Previous Facility as of February 1, 2025, or May 4, 2024.

The interest rate under the Five-Year Facility Agreement is variable and is determined at our option as: (i) the sum of (a) the greatest of (1) U.S. Bank National Association’s prime rate, (2) the greater of the federal funds effective rate and the overnight bank funding rate plus, in each case, 0.5%, and (3) Adjusted Term Secured Overnight Financing Rate (the “Adjusted Term SOFR”) for an interest period of one month plus 1%, and (b) a variable margin rate (the “ABR Margin”); or (ii) Adjusted Term SOFR for the applicable interest period plus a variable margin rate (the “Term SOFR Margin”). In addition, a facility fee is assessed on the commitment amount. The ABR Margin, Term SOFR Margin and the facility fee are based upon our current senior unsecured debt rating. Under the Five-Year Facility Agreement, the ABR Margin ranges from 0.000% to 0.015%, the Term SOFR Margin ranges from 0.565% to 1.015%, and the facility fee ranges from 0.060% to 0.110%. The Five-Year Facility Agreement is guaranteed by certain of our subsidiaries and contains customary affirmative and negative covenants. Among other things, these covenants restrict our and certain of our subsidiaries’ abilities to incur liens on certain assets; make material changes in corporate structure or the nature of our business; dispose of material assets; engage in certain mergers, consolidations and certain other fundamental changes; or engage in certain transactions with affiliates.

The Five-Year Facility Agreement also contains a covenant that requires the registrant to maintain a maximum quarterly cash flow leverage ratio. The Five-Year Facility Agreement contains customary default provisions, including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	May 3, 2025	February 1, 2025	May 4, 2024
Notes, 4.45%, due October 1, 2028 ("2028 Notes")	$500	$500	$500
Notes, 1.95%, due October 1, 2030 ("2030 Notes")	650	650	650
Interest rate swap valuation adjustments	(8)	(14)	(27)
Subtotal	1,142	1,136	1,123
Debt discounts and issuance costs	(6)	(7)	(8)
Finance lease obligations	27	25	34
Total long-term debt	1,163	1,154	1,149
Less current portion	10	10	15
Total long-term debt, less current portion	$1,153	$1,144	$1,134

Fair Value and Future Maturities

See Note 4, Fair Value Measurements, for the fair value of long-term debt. Both the 2028 Notes and the 2030 Notes mature within the next five fiscal years.

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

	May 3, 2025	February 1, 2025	May 4, 2024
Receivables, net(1)	$461	$504	$453
Short-term contract liabilities included in:
Unredeemed gift card liabilities	246	253	242
Deferred revenue	891	951	923
Accrued liabilities	59	50	57
Long-term contract liabilities included in:
Long-term liabilities	221	229	239

(1)Receivables are recorded net of allowances for expected credit losses of $15 million, $20 million and $17 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively.

During the first three months of fiscal 2026 and fiscal 2025, $614 million and $642 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2026	$24
Fiscal 2027	33
Fiscal 2028	29
Fiscal 2029	26
Fiscal 2030	26
Fiscal 2031	26
Thereafter	89

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

Three Months Ended
May 3, 2025		May 4, 2024
Numerator
Net earnings	$202	$246
Denominator
Weighted-average common shares outstanding	212.0	216.2
Dilutive effect of stock compensation plan awards	1.0	1.0
Weighted-average common shares outstanding, assuming dilution	213.0	217.2

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.3	0.6

Basic earnings per share	$0.95	$1.14
Diluted earnings per share	$0.95	$1.13

9. Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program. The program had $3.2 billion remaining available for repurchases as of May 3, 2025. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 3, 2025	May 4, 2024
Total cost of shares repurchased	$100	$52
Average price per share	$64.39	$77.81
Number of shares repurchased and retired	1.6	0.7

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

11. Segments

Segment and category revenue information was as follows ($ in millions):

	Three Months Ended
	May 3, 2025	May 4, 2024
Domestic:
Computing and Mobile Phones	$3,792	$3,588
Consumer Electronics	2,237	2,364
Appliances	1,001	1,090
Entertainment	449	520
Services	579	578
Other	69	63
Total Domestic revenue	$8,127	$8,203
International:
Computing and Mobile Phones	$324	$318
Consumer Electronics	173	173
Appliances	57	60
Entertainment	42	46
Services	37	39
Other	7	8
Total International revenue	640	644
Total revenue	$8,767	$8,847

Adjusted operating income by segment and the reconciliation to consolidated earnings before income tax expense and equity in income (loss) of affiliates were as follows ($ in millions):

	Three Months Ended
	May 3, 2025			May 4, 2024
	Domestic (1)	International	Total	Domestic (1)	International	Total
Revenue	$8,127	$640	$8,767	$8,203	$644	$8,847
Cost of sales	6,219	499	6,718	6,286	497	6,783
Adjusted SG&A (2)	1,579	137	1,716	1,592	139	1,731
Adjusted operating income	$329	$4	$333	$325	$8	$333
Restructuring charges			109			15
Intangible asset amortization			5			6
Operating income			219			312
Other income (expense):
Investment income and other			15			25
Interest expense			(12)			(12)
Earnings before income tax expense and equity in income (loss) of affiliates			$222			$325

(1)Domestic segment adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.

(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

Other information by segment was as follows ($ in millions):

	Three Months Ended
	May 3, 2025	May 4, 2024
Assets
Domestic	$12,835	$13,483
International	1,293	1,269
Total assets	$14,128	$14,752
Capital expenditures
Domestic	$150	$138
International	16	14
Total capital expenditures	$166	$152
Depreciation and amortization
Domestic	$201	$209
International	10	10
Total depreciation and amortization	$211	$219

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” refers to Best Buy Co., Inc. and its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (including the information presented therein under Risk Factors), as well as our other reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Tariffs

We continue to face significant uncertainty regarding the scope, timing and magnitude of tariffs that may affect the products we sell and the consequent financial impact on our business. While we directly import approximately 2% to 3% of our overall assortment, our complex supply chain is heavily reliant on vendor imports from China, which we currently estimate make up approximately 30% to 35% of the products we purchase, compared to 55% disclosed within our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. This is the result of vendors using production capabilities in multiple countries and leveraging their ability to flex sourcing options as the environment evolves. We currently estimate approximately 25% of the products we purchase are from the U.S. and Mexico. In conjunction with our vendors, we continue to seek to mitigate the impact of tariffs on our business and our customers.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended
	May 3, 2025	May 4, 2024
Revenue	$8,767	$8,847
Revenue % change	(0.9)%	(6.5)%
Comparable sales % change	(0.7)%	(6.1)%
Gross profit	$2,049	$2,064
Gross profit as a % of revenue(1)	23.4%	23.3%
Selling, general and administrative expense ("SG&A")	$1,721	$1,737
SG&A as a % of revenue(1)	19.6%	19.6%
Restructuring charges	$109	$15
Operating income	$219	$312
Operating income as a % of revenue	2.5%	3.5%
Net earnings	$202	$246
Diluted EPS	$0.95	$1.13

(1)Because retailers vary in how they record costs of operating their supply chain between cost of sales and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of sales and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

In the first quarter of fiscal 2026, we continued to navigate the environment and plan our business within dynamic macroeconomic conditions, including higher prices across many areas of consumers' lives and uncertainty surrounding tariffs. We generated $8.8 billion in revenue and our comparable sales declined 0.7% in the first quarter of fiscal 2026. While our comparable sales declined during the quarter in categories such as home theater, appliances and drones, we grew comparable sales in our computing, mobile phone and tablet categories.

Restructuring charges in the first quarter of fiscal 2026 were associated with a restructuring initiative primarily focused on optimizing our Best Buy Health business that commenced in the first quarter of fiscal 2026. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements, for additional information.

Operating income rate decreased in the first quarter of fiscal 2026, primarily due to higher restructuring charges.

Diluted EPS decreased in the first quarter of fiscal 2026, primarily due to lower operating income driven by higher restructuring charges.

Revenue, gross profit rate, SG&A and operating income rate changes in the first quarter of fiscal 2026 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Store Summary

Stores open by reportable segment were as follows:

	May 3, 2025	May 4, 2024
Best Buy	886	891
Outlet Centers	24	23
Pacific Sales	20	20
Yardbird	21	23
Total Domestic stores	951	957
Canada Best Buy stores	128	128
Canada Best Buy Mobile stand-alone stores	29	32
Total International stores(1)	157	160
Total stores	1,108	1,117

(1)Excludes Best Buy Express stores leased by Bell Canada.

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. In fiscal 2026, we currently expect to reduce our Domestic Best Buy store count by approximately 5 to 10 stores.

Income Tax Expense

Income tax expense decreased to $19 million in the first quarter of fiscal 2026 compared to $80 million in the first quarter of fiscal 2025, primarily due to the discrete tax impacts of the restructuring charges and associated exit of a component of our Best Buy Health business. Effective tax rate (“ETR”) decreased to 8.6% in the first quarter of fiscal 2026 compared to 24.7% in the first quarter of fiscal 2025, primarily due to the discrete tax impacts of the restructuring charges and associated exit of a component of our Best Buy Health business, partially offset by decreased tax benefits from resolutions of tax matters and green energy incentives. See Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Our tax provision for interim periods is determined using an estimate of our annual ETR, adjusted for discrete and unusual and infrequent items, if any, that are taken into account in the relevant period. We update our estimate of the annual ETR each quarter, and we make a cumulative adjustment if our estimated tax rate changes. Our quarterly tax provision and our quarterly estimate of our annual ETR are subject to variation due to several factors, including our ability to accurately forecast our pre-tax and taxable income and loss by jurisdiction, tax audit developments, recognition of excess tax benefits or deficiencies related to stock-based compensation, foreign currency gains (losses), changes in laws or regulations, and expenses or losses for which tax benefits are not recognized. Our ETR can be more or less volatile based on the amount of pre-tax earnings. For example, the impact of discrete items and non-deductible losses on our ETR is greater when our pre-tax earnings are lower.

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended
	May 3, 2025	May 4, 2024
Revenue	$8,127	$8,203
Revenue % change	(0.9)%	(6.8)%
Comparable sales % change(1)	(0.7)%	(6.3)%
Gross profit	$1,908	$1,917
Gross profit as a % of revenue	23.5%	23.4%
Adjusted SG&A(2)	$1,579	$1,592
Adjusted SG&A as a % of revenue(3)	19.4%	19.4%
Adjusted operating income(2)	$329	$325
Adjusted operating income as a % of revenue(4)	4.0%	4.0%
Selected Online Revenue Data
Total online revenue	$2,579	$2,525
Online revenue as a % of total segment revenue	31.7%	30.8%
Comparable online sales % change(1)	2.1%	(6.1)%

(1)Comparable online sales are included in the comparable sales calculation.

(2)Represents Domestic segment Adjusted SG&A and Domestic segment Adjusted operating income as reported in accordance with the adoption of Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), in the fourth quarter of fiscal 2025. See our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, for additional information.

(3)Adjusted SG&A as a % of revenue is calculated as Domestic segment Adjusted SG&A divided by Domestic segment Revenue.

(4)Adjusted operating income as a % of revenue is calculated as Domestic segment Adjusted operating income divided by Domestic segment Revenue.

Domestic segment revenue decreased in the first quarter of fiscal 2026, primarily driven by comparable sales declines in the home theater, appliances and drone categories, partially offset by comparable sales growth in the computing, mobile phone and tablet categories. Online revenue of $2.6 billion in the first quarter of fiscal 2026 increased 2.1% on a comparable basis.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
Computing and Mobile Phones	47%	44%	5.8%	(2.2)%
Consumer Electronics	28%	29%	(5.2)%	(8.3)%
Appliances	12%	13%	(8.1)%	(18.5)%
Entertainment	5%	6%	(13.3)%	(11.3)%
Services	7%	7%	0.9%	9.0%
Other	1%	1%	9.5%	18.2%
Total	100%	100%	(0.7)%	(6.3)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 5.8% comparable sales growth was driven primarily by computing, mobile phones and tablets.

•Consumer Electronics: The 5.2% comparable sales decline was driven primarily by home theater.

•Appliances: The 8.1% comparable sales decline was driven primarily by large appliances.

•Entertainment: The 13.3% comparable sales decline was driven primarily by drones and gaming.

•Services: The 0.9% comparable sales growth was driven primarily by growth in delivery and installation services.

Domestic segment gross profit rate increased in the first quarter of fiscal 2026, primarily due to improved financial performance from our services category, including our membership offerings, partially offset by rate pressure within our Best Buy Health business and lower profit-sharing revenue from our private label and co-branded credit card arrangement.

Domestic segment adjusted SG&A decreased in the first quarter of fiscal 2026, primarily due to a favorable indirect tax settlement.

Domestic segment adjusted operating income rate in the first quarter of fiscal 2026 remained unchanged from the first quarter of fiscal 2025.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended
	May 3, 2025	May 4, 2024
Revenue	$640	$644
Revenue % change	(0.6)%	(3.3)%
Comparable sales % change	(0.7)%	(3.3)%
Gross profit	$141	$147
Gross profit as a % of revenue	22.0%	22.8%
Adjusted SG&A(1)	$137	$139
Adjusted SG&A as a % of revenue(2)	21.4%	21.6%
Adjusted operating income(1)	$4	$8
Adjusted operating income as a % of revenue(3)	0.6%	1.2%

(1)Represents International segment Adjusted SG&A and International segment Adjusted operating income as reported in accordance with the adoption of ASU 2023-07. See our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, for additional information.

(2)Adjusted SG&A as a % of revenue is calculated as International segment Adjusted SG&A divided by International segment Revenue.

(3)Adjusted operating income as a % of revenue is calculated as International segment Adjusted operating income divided by International segment Revenue.

International segment revenue decreased in the first quarter of fiscal 2026, primarily driven by the negative impact of foreign exchange rates and a comparable sales decline, primarily in the gaming category. These decreases were partially offset by revenue from Best Buy Express locations that opened in Canada after the first quarter of fiscal 2025.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
Computing and Mobile Phones	51%	50%	2.3%	0.7%
Consumer Electronics	27%	27%	(1.5)%	(6.6)%
Appliances	9%	9%	(2.1)%	2.0%
Entertainment	6%	7%	(17.7)%	(22.9)%
Services	6%	6%	2.2%	5.0%
Other	1%	1%	(7.9)%	(13.4)%
Total	100%	100%	(0.7)%	(3.3)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 2.3% comparable sales growth was driven primarily by computing.

•Consumer Electronics: The 1.5% comparable sales decline was driven primarily by home automation.

•Appliances: The 2.1% comparable sales decline was driven by both large and small appliances.

•Entertainment: The 17.7% comparable sales decline was driven primarily by gaming and drones.

•Services: The 2.2% comparable sales growth was driven primarily by growth in our membership programs.

International segment gross profit rate decreased in the first quarter of fiscal 2026, primarily due to lower product margin rates and unfavorable supply chain costs.

International segment adjusted SG&A decreased in the first quarter of fiscal 2026, primarily due to the favorable impact of foreign exchange rates, partially offset by higher employee compensation expense and expenses associated with Best Buy Express locations that opened after the first quarter of fiscal 2025.

International segment adjusted operating income rate decreased in the first quarter of fiscal 2026, primarily due to an unfavorable gross profit rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of consolidated operating income, effective tax rate and diluted EPS (GAAP financial measures) to consolidated adjusted operating income, adjusted effective tax rate and adjusted diluted EPS (non-GAAP financial measures), respectively, were as follows ($ in millions, except per share amounts):

	Three Months Ended
	May 3, 2025	May 4, 2024
Operating income	$219	$312
% of revenue	2.5%	3.5%
Intangible asset amortization(1)	5	6
Restructuring charges(2)	109	15
Adjusted operating income	$333	$333
% of revenue	3.8%	3.8%

Effective tax rate	8.6%	24.7%
Intangible asset amortization(1)	0.3%	-%
Restructuring charges(2)	18.1%	-%
Adjusted effective tax rate	27.0%	24.7%

Diluted EPS	$0.95	$1.13
Intangible asset amortization(1)	0.02	0.03
Restructuring charges(2)	0.51	0.07
Income tax impact of non-GAAP adjustments(3)	(0.33)	(0.03)
Adjusted diluted EPS	$1.15	$1.20

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

(2)Charges for the three months ended May 3, 2025, relate to a restructuring initiative primarily within the company’s Best Buy Health business that commenced in the first quarter of fiscal 2026. Charges for the three months ended May 4, 2024, primarily relate to an enterprise-wide restructuring initiative that commenced in the fourth quarter of fiscal 2024.

(3)The non-GAAP adjustments primarily relate to the U.S. As such, the income tax charge on the U.S. non-GAAP adjustments is calculated using the statutory tax rate of 24.5%, adjusted for tax benefits discrete to the period.

Adjusted operating income rate in the first quarter of fiscal 2026 remained unchanged from the first quarter of fiscal 2025.

Adjusted effective tax rate increased in the first quarter of fiscal 2026, primarily due to decreased tax benefits from resolutions of tax matters and green energy incentives.

Adjusted diluted EPS decreased in the first quarter of fiscal 2026, primarily due to the decrease in adjusted earnings driven by lower investment income.

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

Cash and cash equivalents were as follows ($ in millions):

	May 3, 2025	February 1, 2025	May 4, 2024
Cash and cash equivalents	$1,147	$1,578	$1,214

The decrease in cash and cash equivalents from February 1, 2025, was primarily due to the timing and volume of inventory purchases and payments, dividend payments, capital expenditures and share repurchases, partially offset by positive cash flows from operations, primarily driven by earnings.

The decrease in cash and cash equivalents from May 4, 2024, was primarily due to dividend payments, capital expenditures and share repurchases, partially offset by positive cash flows from operations, primarily driven by earnings.

Cash Flows

Cash flows were as follows ($ in millions):

	Three Months Ended
	May 3, 2025	May 4, 2024
Total cash provided by (used in):
Operating activities	$34	$156
Investing activities	(166)	(167)
Financing activities	(305)	(252)
Effect of exchange rate changes on cash and cash equivalents	4	(3)
Decrease in cash, cash equivalents and restricted cash	$(433)	$(266)

Operating Activities

The decrease in cash provided by operating activities in the first quarter of fiscal 2026 was primarily driven by the timing and volume of inventory purchases and payments, partially offset by the timing of vendor funding receivables.

Investing Activities

Cash used in investing activities remained relatively flat in the first quarter of fiscal 2026.

Financing Activities

The increase in cash used in financing activities in the first quarter of fiscal 2026 was primarily driven by higher share repurchases.

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

On April 18, 2025, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into April 2023 and scheduled to expire in April 2028, but was terminated on April 18, 2025. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2030. Refer to Note 6, Debt, of the Notes to the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information. There were no borrowings outstanding under the Five-Year Facility Agreement as of May 3, 2025, or the Previous Facility as of February 1, 2025, or May 4, 2024.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $288 million, $290 million and $313 million as of May 3, 2025, February 1, 2025, and May 4, 2024, respectively. While restricted cash has remained relatively flat from February 1, 2025, the decrease in restricted cash from May 4, 2024, was primarily due to releases of product protection reserves based on claims and purchasing behaviors of customers participating in our membership offerings.

Debt and Capital

As of May 3, 2025, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, for additional information about our outstanding debt.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors (“Board”). The payment of cash dividends is also subject to customary legal and contractual restrictions. Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment-grade credit metrics. Our share repurchase plans are evaluated on an ongoing basis, considering factors such as our financial condition and cash flows, our economic outlook, the impact of tax laws, our liquidity needs, our stock price and the health and stability of global markets. The timing and amount of future repurchases may vary depending on such factors.

On February 28, 2022, our Board approved a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 3, 2025	May 4, 2024
Total cost of shares repurchased	$100	$52
Average price per share	$64.39	$77.81
Total number of shares repurchased	1.6	0.7
Regular quarterly cash dividend per share	$0.95	$0.94
Cash dividends declared and paid	$202	$202

The total cost of shares repurchased increased in the first quarter of fiscal 2026, primarily due to an increase in the volume of repurchases, partially offset by a decrease in the average price per share.

Cash dividends declared and paid remained flat in the first quarter of fiscal 2026.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of May 3, 2025, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2025. See our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2025.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “appear,” “approximate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “project,” “seek,” “should,” “would,” and other words and terms of similar meaning or the negatives thereof. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, our operating model, new strategies and growth initiatives, the competitive environment, consumer behavior and other events. These statements involve a number of judgments and are subject to certain risks and uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K, and any updated information in subsequent Quarterly Reports on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macroeconomic pressures in the markets in which we operate (including but not limited to recession, inflation rates, fluctuations in foreign currency exchange rates, limitations on a government’s ability to borrow and/or spend capital, fluctuations in housing prices, energy markets, jobless rates, the imposition of tariffs, trade wars and effects related to the conflicts in Eastern Europe and the Middle East, supply chain disruptions or other geopolitical events); catastrophic events, health crises and pandemics; susceptibility of the products we sell to technological advancements, product life cycle fluctuations and changes in consumer preferences; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers and in the provision of delivery speed and options); our ability to attract and retain qualified employees; changes in market compensation rates; our expansion into health and new products, services and technologies; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our ability to effectively manage strategic ventures, alliances or acquisitions; our ability to effectively manage our real estate portfolio; inability of vendors or service providers to perform components of our supply chain (impacting our stores or other aspects of our operations) and other various functions of our business; risks arising from and potentially unique to our exclusive brands products; risks associated with vendors that source products outside of the U.S.; our reliance on our information technology systems, internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; product safety and quality concerns; changes to labor or employment laws or regulations; risks arising from statutory, regulatory and legal developments (including statutes and/or regulations related to tax or privacy); evolving corporate governance and public disclosure regulations and expectations (including, but not limited to, cybersecurity and environmental, social and governance matters); risks arising from our international activities (including those related to the conflicts in Eastern Europe and the Middle East, fluctuations in foreign currency exchange rates, the imposition of tariffs and trade wars) and those of our vendors; failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; pricing investments and promotional activity; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the capital markets; changes to our vendor credit terms; changes in our credit ratings; and failure to meet financial-performance guidance or other forward-looking statements. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Our cash, cash equivalents and restricted cash generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, for further information regarding our interest rate swaps.

As of May 3, 2025, we had $1.4 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $0.9 billion. As of May 3, 2025, a 50-basis point increase in short-term interest rates would have led to an estimated $5 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $5 million decrease in interest income.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to operations in our International segment. On a limited basis, we utilize foreign currency forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as to reduce the volatility of net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, for additional information regarding these instruments.

During the first quarter of fiscal 2026, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar against the Canadian dollar compared to the prior-year period. We estimate that the foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $29 million in the first quarter of fiscal 2026. The estimated impact of foreign exchange rate fluctuations on our net earnings in the first quarter of fiscal 2026 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 3, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 3, 2025, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended May 3, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 2, 2025 through March 1, 2025	-	$-	-	$3,284,000,000
March 2, 2025 through April 5, 2025	632,327	$70.21	632,327	$3,240,000,000
April 6, 2025 through May 3, 2025	920,743	$60.39	920,743	$3,184,000,000
Total fiscal 2026 first quarter	1,553,070	$64.39	1,553,070	$3,184,000,000

Item 5.Other Information

Rule 10b5-1 Plan Elections

During the fiscal quarter ended May 3, 2025, none of the Company’s directors or officers (as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020).
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018).
10.1*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2025) – Restricted Shares
10.2*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2025) – Restricted Stock Units
10.3

Five-Year Credit Agreement dated as of April 18, 2025, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and U.S. Bank National Association as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on April 22, 2025)

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
101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2026, filed with the SEC on June 6, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of May 3, 2025, February 1, 2025, and May 4, 2024, (ii) the Condensed Consolidated Statements of Earnings for the three months ended May 3, 2025, and May 4, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended May 3, 2025, and May 4, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended May 3, 2025, and May 4, 2024, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 3, 2025, and May 4, 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2026, filed with the SEC on June 6, 2025, formatted in iXBRL (included as Exhibit 101).

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

*Management contracts or compensatory plans or arrangements.

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

BEST BUY CO., INC.
(Registrant)

Date: June 6, 2025	By:	/s/ CORIE BARRY
Corie Barry
Chief Executive Officer

Date: June 6, 2025	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas
Senior Executive Vice President, Chief Financial Officer & Enterprise Strategy

Date: June 6, 2025	By:	/s/ MATHEW R. WATSON
Mathew R. Watson
Senior Vice President, Finance – Controller and Chief Accounting Officer