Form 10-Q
period 2025-08-02
BEST BUY CO INC
filed 2025-09-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 210,101,265 shares of common stock outstanding as of September 3, 2025.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED AUGUST 2, 2025

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
$ in millions, except per share amounts (unaudited)

	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Current assets
Cash and cash equivalents	$1,456	$1,578	$1,387
Receivables, net	917	1,044	871
Merchandise inventories	5,816	5,085	5,706
Other current assets	688	517	598
Total current assets	8,877	8,224	8,562
Property and equipment, net	2,046	2,122	2,183
Operating lease assets	2,816	2,833	2,860
Goodwill	908	908	1,383
Other assets	606	695	636
Total assets	$15,253	$14,782	$15,624

Liabilities and equity
Current liabilities
Accounts payable	$5,682	$4,980	$5,542
Unredeemed gift card liabilities	230	253	243
Deferred revenue	889	951	940
Accrued compensation and related expenses	448	464	347
Accrued liabilities	684	741	756
Current portion of operating lease liabilities	610	617	610
Current portion of long-term debt	10	10	13
Total current liabilities	8,553	8,016	8,451
Long-term operating lease liabilities	2,292	2,282	2,316
Long-term debt	1,164	1,144	1,157
Long-term liabilities	528	532	593
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 210.4 million, 211.4 million and 215.0 million shares, respectively	22	22	22
Additional paid-in capital	-	-	-
Retained earnings	2,381	2,486	2,775
Accumulated other comprehensive income	313	300	310
Total equity	2,716	2,808	3,107
Total liabilities and equity	$15,253	$14,782	$15,624
NOTE: The Consolidated Balance Sheet as of February 1, 2025, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenue	$9,438	$9,288	$18,205	$18,135
Cost of sales	7,244	7,102	13,962	13,885
Gross profit	2,194	2,186	4,243	4,250
Selling, general and administrative expenses	1,829	1,810	3,550	3,547
Restructuring charges	114	(7)	223	8
Operating income	251	383	470	695
Other income (expense):
Loss on disposal of subsidiaries	(4)	-	(4)	-
Investment income and other	18	21	33	46
Interest expense	(12)	(13)	(24)	(25)
Earnings before income tax expense and equity in income of affiliates	253	391	475	716
Income tax expense	68	101	87	181
Equity in income of affiliates	1	1	-	2
Net earnings	$186	$291	$388	$537

Basic earnings per share	$0.88	$1.35	$1.83	$2.49
Diluted earnings per share	$0.87	$1.34	$1.82	$2.47

Weighted-average common shares outstanding:
Basic	211.5	216.0	211.8	216.1
Diluted	212.0	217.1	212.5	217.2
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net earnings	$186	$291	$388	$537
Foreign currency translation adjustments, net of tax	-	(2)	13	(7)
Comprehensive income	$186	$289	$401	$530
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Six Months Ended
	August 2, 2025	August 3, 2024
Operating activities
Net earnings	$388	$537
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	422	437
Restructuring charges	223	8
Stock-based compensation	75	74
Deferred income taxes	45	10
Loss on disposal of subsidiaries	4	-
Other, net	4	2
Changes in operating assets and liabilities:
Receivables	123	66
Merchandise inventories	(717)	(761)
Other assets	(24)	(11)
Accounts payable	693	904
Income taxes	(167)	(183)
Other liabilities	(286)	(266)
Total cash provided by operating activities	783	817

Investing activities
Additions to property and equipment	(341)	(335)
Disposal of subsidiary	(27)	-
Other, net	(1)	(17)
Total cash used in investing activities	(369)	(352)

Financing activities
Repurchase of common stock	(165)	(148)
Dividends paid	(403)	(405)
Other, net	(6)	(4)
Total cash used in financing activities	(574)	(557)

Effect of exchange rate changes on cash and cash equivalents	5	(3)
Decrease in cash, cash equivalents and restricted cash	(155)	(95)
Cash, cash equivalents and restricted cash at beginning of period	1,868	1,793
Cash, cash equivalents and restricted cash at end of period	$1,713	$1,698
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at May 3, 2025	211.3	$22	$-	$2,428	$313	$2,763
Net earnings, three months ended August 2, 2025	-	-	-	186	-	186
Stock-based compensation	-	-	35	-	-	35
Common stock dividends, $0.95 per share	-	-	4	(205)	-	(201)
Repurchase of common stock	(0.9)	-	(39)	(28)	-	(67)
Balances at August 2, 2025	210.4	$22	$-	$2,381	$313	$2,716

Balances at February 1, 2025	211.4	$22	$-	$2,486	$300	$2,808
Net earnings, six months ended August 2, 2025	-	-	-	388	-	388
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	13	13
Stock-based compensation	-	-	75	-	-	75
Issuance of common stock	1.5	-	2	-	-	2
Common stock dividends, $1.90 per share	-	-	10	(413)	-	(403)
Repurchase of common stock	(2.5)	-	(87)	(80)	-	(167)
Balances at August 2, 2025	210.4	$22	$-	$2,381	$313	$2,716

Balances at May 4, 2024	216.1	$22	$26	$2,722	$312	$3,082
Net earnings, three months ended August 3, 2024	-	-	-	291	-	291
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(2)	(2)
Stock-based compensation	-	-	36	-	-	36
Issuance of common stock	-	-	1	-	-	1
Common stock dividends, $0.94 per share	-	-	4	(207)	-	(203)
Repurchase of common stock	(1.1)	-	(67)	(31)	-	(98)
Balances at August 3, 2024	215.0	$22	$-	$2,775	$310	$3,107

Balances at February 3, 2024	215.4	$22	$31	$2,683	$317	$3,053
Net earnings, six months ended August 3, 2024	-	-	-	537	-	537
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(7)	(7)
Stock-based compensation	-	-	74	-	-	74
Issuance of common stock	1.4	-	5	-	-	5
Common stock dividends, $1.88 per share	-	-	9	(414)	-	(405)
Repurchase of common stock	(1.8)	-	(119)	(31)	-	(150)
Balances at August 3, 2024	215.0	$22	$-	$2,775	$310	$3,107
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Basis of Presentation

Unless the context otherwise requires, the terms “Best Buy,” “we,” “us”, “our” and the “company” in these Notes to Condensed Consolidated Financial Statements refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the U.S. (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. The first six months of fiscal 2026 and fiscal 2025 each included 26 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 2, 2025, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

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

Recently Enacted Tax Legislation

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OB3”). The OB3 extends key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, domestic research expensing, 100% bonus depreciation on tangible property and modifications to the international tax framework. The provisions will not have a material impact on our income tax expense.

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Our liability associated with the funded participation in the program, which is primarily included in Accounts payable on our Condensed Consolidated Balance Sheets, was $872 million, $398 million and $729 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the totals shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	August 2, 2025	February 1, 2025	August 3, 2024
Cash and cash equivalents	$1,456	$1,578	$1,387
Restricted cash included in Other current assets	257	290	311
Total cash, cash equivalents and restricted cash	$1,713	$1,868	$1,698

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

2.     Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Fiscal 2026 Labor and Store Optimization Initiative	$122	$-	$122	$-
Best Buy Health Optimization and China Sourcing Initiative	(6)	-	105	-
Fiscal 2024 Restructuring Initiative	(2)	(6)	(4)	10
Fiscal 2023 Resource Optimization Initiative	-	(1)	-	(2)
Total	$114	$(7)	$223	$8

Fiscal 2026 Labor and Store Optimization Initiative

In the second quarter of fiscal 2026, we commenced a restructuring initiative intended to align field resources with changing customer behaviors, close select non-traditional store locations and redirect corporate resources for better alignment with our strategy. We currently do not expect to incur material future restructuring charges related to this initiative.

All charges incurred related to this initiative were from continuing operations and presented within Restructuring charges on our Condensed Consolidated Statements of Earnings. The composition of restructuring charges incurred related to this initiative were as follows ($ in millions):

	Three Months Ended
	Domestic	International	Total
Termination benefits	$78	$3	$81
Asset impairments(1)	41	-	41
Total	$119	$3	$122
(1)Represents asset impairments primarily related to planned store closures, including an impairment related to an indefinite-lived tradename. See Note 3, Goodwill and Intangible Assets, for additional information. The remaining carrying value of net assets approximates fair value and was immaterial as of August 2, 2025.

There were no cash payments related to this initiative during the second quarter of fiscal 2026. Our restructuring accrual liabilities related to termination benefits of $81 million as of August 2, 2025, reflect expected future cash payments primarily during fiscal 2026.

Best Buy Health Optimization and China Sourcing Initiative

In the first quarter of fiscal 2026, we commenced a restructuring initiative primarily focused on optimizing our Best Buy Health business by taking actions to maximize value and improve profitability in light of its performance against our original forecasting. These actions included the exit of a component of our Best Buy Health business that was finalized during the second quarter of fiscal 2026. In addition, we also made significant changes to reduce our exposure to tariffs, particularly in China. We currently do not expect to incur material future restructuring charges related to this initiative.

All charges incurred related to this initiative were from continuing operations in our Domestic segment and presented within Restructuring charges on our Condensed Consolidated Statements of Earnings. The composition of restructuring charges incurred related to this initiative were as follows ($ in millions):

	Three Months Ended	Six Months Ended
	August 2, 2025	August 2, 2025
Asset impairments and other costs(1)	$(3)	$70
Termination benefits	(3)	35
Total	$(6)	$105
(1)Primarily represents the full impairment of net assets related to a component of our Best Buy Health business and other exit costs. The remaining carrying value of net assets approximates fair value and was immaterial as of August 2, 2025.

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits	Asset Impairments and Other Costs	Total
Balances at February 1, 2025	$-	$-	$-
Charges	38	28	66
Cash payments	(9)	(27)	(36)
Adjustments(1)	(3)	(1)	(4)
Balances at August 2, 2025	$26	$-	$26
(1)Primarily represents adjustments for termination benefits primarily related to higher-than-expected employee retention from previously planned organizational changes.

Our restructuring accrual liabilities related to termination benefits of $26 million as of August 2, 2025, reflect expected future cash payments primarily during fiscal 2026.

Fiscal 2024 Restructuring Initiative

During the fourth quarter of fiscal 2024, we commenced an enterprise-wide restructuring initiative intended to align field labor resources with where customers want to shop and to optimize the customer experience, redirect corporate resources for better alignment with our strategy and right-size resources to better align with our revenue outlook for fiscal 2025. We do not expect to incur material future restructuring charges related to this initiative.

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings as follows ($ in millions):

	Three Months Ended		Six Months Ended		Cumulative Amount as of
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024	August 2, 2025
Domestic	$(2)	7	$(4)	$10	$162
International	-	(1)	-	-	8
Total	$(2)	$6	$(4)	$10	$170
Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at February 1, 2025	$80	$5	$85
Cash payments	(15)	(1)	(16)
Adjustments(1)	(4)	-	(4)
Balances at August 2, 2025	$61	$4	$65
(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

Our restructuring accrual liabilities related to termination benefits of $65 million as of August 2, 2025, reflect expected future cash payments primarily during fiscal 2026.

3.    Goodwill and Intangible Assets

Goodwill

Goodwill balances by segment were as follows ($ in millions):

	August 2, 2025		February 1, 2025		August 3, 2024
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(542)	$1,450	$(542)	$1,450	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$2,058	$(1,150)	$2,058	$(1,150)	$2,058	$(675)
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

Indefinite-Lived Intangible Assets

In the second quarter of fiscal 2026, we recorded a full impairment of $16 million related to our only remaining indefinite-lived intangible asset as a result of restructuring activity that commenced in the second quarter of fiscal 2026. Refer to Note 2, Restructuring, for additional information.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	August 2, 2025		February 1, 2025		August 3, 2024		Weighted-Average Useful Life Remaining as of August 2, 2025 (in years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$339	$284	$360	$285	$360	$280	8.0
Tradenames	87	78	92	79	92	75	1.2
Developed technology	56	56	64	61	64	60	-
Total	$482	$418	$516	$425	$516	$415	7.0
(1)Gross carrying amount and accumulated amortization as of August 2, 2025, excludes $34 million and $16 million, respectively, of definite-lived intangible assets related to the exit of a component of our Best Buy Health business. See Note 2, Restructuring, for additional information.

Amortization expense included in Selling, general and administrative expenses ("SG&A") on our Condensed Consolidated Statements of Earnings was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Amortization expense	$4	$5	$9	$11
Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2026	$7
Fiscal 2027	13
Fiscal 2028	8
Fiscal 2029	7
Fiscal 2030	6
Fiscal 2031	5
Thereafter	18

4.     Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value as of
	Balance Sheet Location(1)	Fair Value Hierarchy	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$78	$439	$212
Time deposits(3)	Cash and cash equivalents	Level 2	258	150	136
Money market funds(2)	Other current assets	Level 1	123	140	147
Time deposits(3)	Other current assets	Level 2	40	50	51
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	40	39	38

Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	-	14	2
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
Nonrecurring Fair Value Measurements

In the second quarter and first six months of fiscal 2026, we recorded asset impairments and other costs as a result of restructuring initiatives that commenced in the first and second quarters of fiscal 2026. These fair value remeasurements were based on significant unobservable inputs (Level 3). Refer to Note 2, Restructuring, for additional information.

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	August 2, 2025		February 1, 2025		August 3, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,077	$1,150	$1,031	$1,136	$1,058	$1,148
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

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	August 2, 2025	February 1, 2025	August 3, 2024
Derivatives designated as net investment hedges	$119	$119	$103
Derivatives designated as fair value hedges (interest rate swaps)	500	500	500
No hedge designation (foreign exchange contracts)	62	42	59
Total	$681	$661	$662

Effects of our fair value hedges included in Interest expense on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Interest rate swaps	$9	$24	$15	$9
Adjustments to carrying value of long-term debt	(9)	(24)	(15)	(9)
Total	$-	$-	$-	$-

6.     Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 18, 2025, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into April 2023 and scheduled to expire April 2028, but was terminated on April 18, 2025. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of August 2, 2025, or the Previous Facility as of February 1, 2025, or August 3, 2024.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	August 2, 2025	February 1, 2025	August 3, 2024
Notes, 4.45%, due October 1, 2028 ("2028 Notes")	$500	$500	$500
Notes, 1.95%, due October 1, 2030 ("2030 Notes")	650	650	650
Interest rate swap valuation adjustments	-	(14)	(2)
Subtotal	1,150	1,136	1,148
Debt discounts and issuance costs	(6)	(7)	(7)
Finance lease obligations	30	25	29
Total long-term debt	1,174	1,154	1,170
Less current portion	10	10	13
Total long-term debt, less current portion	$1,164	$1,144	$1,157

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

	August 2, 2025	February 1, 2025	August 3, 2024
Receivables, net(1)	$486	$504	$474
Short-term contract liabilities included in:
Unredeemed gift card liabilities	230	253	243
Deferred revenue	889	951	940
Accrued liabilities	60	50	64
Long-term contract liabilities included in:
Long-term liabilities	213	229	233
(1)Receivables are recorded net of allowances for expected credit losses of $14 million, $20 million and $16 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively.

During the first six months of fiscal 2026 and fiscal 2025, $853 million and $893 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2026	$17
Fiscal 2027	33
Fiscal 2028	29
Fiscal 2029	26
Fiscal 2030	26
Fiscal 2031	26
Thereafter	89

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator
Net earnings	$186	$291	$388	$537
Denominator
Weighted-average common shares outstanding	211.5	216.0	211.8	216.1
Dilutive effect of stock compensation plan awards	0.5	1.1	0.7	1.1
Weighted-average common shares outstanding, assuming dilution	212.0	217.1	212.5	217.2

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.2	-	0.1	-

Basic earnings per share	$0.88	$1.35	$1.83	$2.49
Diluted earnings per share	$0.87	$1.34	$1.82	$2.47

9.     Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program. The program had $3.1 billion remaining available for repurchases as of August 2, 2025. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Total cost of shares repurchased	$67	$98	$167	$150
Average price per share	$68.65	$82.57	$66.03	$80.86
Number of shares repurchased and retired	0.9	1.1	2.5	1.8

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

11.     Segments

Segment and category revenue information was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Domestic:
Computing and Mobile Phones	$3,930	$3,792	$7,722	$7,380
Consumer Electronics	2,351	2,478	4,588	4,842
Appliances	1,074	1,177	2,075	2,267
Entertainment	681	498	1,130	1,018
Services	581	590	1,160	1,168
Other	81	88	150	151
Total Domestic revenue	$8,698	$8,623	$16,825	$16,826
International:
Computing and Mobile Phones	$346	$308	$670	$626
Consumer Electronics	198	186	371	359
Appliances	80	86	137	146
Entertainment	68	39	110	85
Services	39	38	76	77
Other	9	8	16	16
Total International revenue	740	665	1,380	1,309
Total revenue	$9,438	$9,288	$18,205	$18,135

Adjusted operating income by segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates were as follows ($ in millions):

	Three Months Ended
	August 2, 2025			August 3, 2024
	Domestic (1)	International	Total	Domestic (1)	International	Total
Revenue	$8,698	$740	$9,438	$8,623	$665	$9,288
Cost of sales	6,665	579	7,244	6,596	506	7,102
Adjusted SG&A (2)	1,682	143	1,825	1,663	142	1,805
Adjusted operating income	$351	$18	369	$364	$17	381
Restructuring charges			114			(7)
Intangible asset amortization			4			5
Operating income			251			383
Other income (expense):
Loss on disposal of subsidiaries			(4)			-
Investment income and other			18			21
Interest expense			(12)			(13)
Earnings before income tax expense and equity in income of affiliates			$253			$391
(1)Domestic segment adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

	Six Months Ended
	August 2, 2025			August 3, 2024
	Domestic (1)	International	Total	Domestic (1)	International	Total
Revenue	$16,825	$1,380	$18,205	$16,826	$1,309	$18,135
Cost of sales	12,884	1,078	13,962	12,882	1,003	13,885
Adjusted SG&A (2)	3,261	280	3,541	3,255	281	3,536
Adjusted operating income	$680	$22	702	$689	$25	714
Restructuring charges			223			8
Intangible asset amortization			9			11
Operating income			470			695
Other income (expense):
Loss on disposal of subsidiaries			(4)			-
Investment income and other			33			46
Interest expense			(24)			(25)
Earnings before income tax expense and equity in income of affiliates			$475			$716
(1)Domestic segment adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

Other expense and cash flow information by segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Capital expenditures
Domestic	$161	$160	$311	$298
International	14	23	30	37
Total capital expenditures	$175	$183	$341	$335
Depreciation and amortization
Domestic	$201	$208	$402	$417
International	10	10	20	20
Total depreciation and amortization	$211	$218	$422	$437

Asset information by segment was as follows ($ in millions):

	August 2, 2025	February 1, 2025	August 3, 2024
Domestic	$13,926	$13,567	$14,471
International	1,327	1,215	1,153
Total assets	$15,253	$14,782	$15,624

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain non-GAAP financial measures, such as consolidated adjusted operating income, consolidated adjusted operating income rate, consolidated adjusted effective tax rate and consolidated adjusted diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets, forecasts and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and acquired intangible asset impairments, price-fixing settlements, gains and losses on disposals of subsidiaries and certain investments, amortization of definite-lived intangible assets associated with acquisitions, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

While we directly import approximately 2% to 3% of our overall assortment, the complex global supply chain for consumer electronics is heavily reliant on vendor imports from China, which we estimate make up approximately 30% to 35% of the products we purchase, compared to 55% disclosed within our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. This is the result of vendors using production capabilities in multiple countries and leveraging their ability to flex sourcing options as the environment evolves. We estimate approximately 25% of the products we purchase are from the U.S. and Mexico, with the remaining amount from other countries, including Vietnam, Thailand, South Korea and Malaysia.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenue	$9,438	$9,288	$18,205	$18,135
Revenue % change	1.6%	(3.1)%	0.4%	(4.8)%
Comparable sales % change	1.6%	(2.3)%	0.4%	(4.2)%
Gross profit	$2,194	$2,186	$4,243	$4,250
Gross profit as a % of revenue(1)	23.2%	23.5%	23.3%	23.4%
Selling, general and administrative expense ("SG&A")	$1,829	$1,810	$3,550	$3,547
SG&A as a % of revenue(1)	19.4%	19.5%	19.5%	19.6%
Restructuring charges	$114	$(7)	$223	$8
Operating income	$251	$383	$470	$695
Operating income as a % of revenue	2.7%	4.1%	2.6%	3.8%
Net earnings	$186	$291	$388	$537
Diluted EPS	$0.87	$1.34	$1.82	$2.47
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

In the second quarter and first six months of fiscal 2026, we generated $9.4 billion and $18.2 billion in revenue, respectively, and our comparable sales grew 1.6% and 0.4%, respectively, driven by a mix of new technology innovation, our continued focus on omni-channel customer experience and strong vendor partnerships. Comparable sales increased in the second quarter of fiscal 2026, primarily from comparable sales growth in gaming, computing and mobile phones, partially offset by comparable sales declines in home theater, appliances, tablets and drones. Comparable sales increased in the first six months of fiscal 2026, primarily from comparable sales growth in computing, gaming and mobile phones, partially offset by comparable sales declines in home theater and appliances.

Restructuring charges in the second quarter of fiscal 2026 were primarily associated with a labor and store optimization restructuring initiative that commenced in the second quarter of fiscal 2026. Restructuring charges in the first six months of fiscal 2026 also included charges primarily associated with a restructuring initiative focused on optimizing our Best Buy Health business that commenced in the first quarter of fiscal 2026. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements, for additional information.

Operating income rate decreased in the second quarter and first six months of fiscal 2026, primarily due to higher restructuring charges.

Diluted EPS decreased in the second quarter and first six months of fiscal 2026, primarily due to lower operating income driven by higher restructuring charges.

Revenue and gross profit rate changes in the second quarter of fiscal 2026 were driven by both our Domestic and International segments. Changes in our SG&A rate and operating income rate in the second quarter of fiscal 2026 were primarily driven by our International segment and Domestic segment, respectively.

Revenue, gross profit rate and SG&A rate changes in the first six months of fiscal 2026 were primarily driven by our International segment. The change in operating income rate in the first six months of fiscal 2026 was primarily driven by our Domestic segment.

For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Store Summary

Stores open by reportable segment were as follows:

	August 2, 2025	August 3, 2024
Best Buy	885	890
Outlet Centers	23	26
Pacific Sales	20	20
Yardbird	21	23
Total Domestic stores	949	959
Canada Best Buy stores	128	129
Canada Best Buy Mobile stand-alone stores	28	32
Total International stores(1)	156	161
Total stores	1,105	1,120
(1)Excludes Best Buy Express stores leased by Bell Canada.
We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. In fiscal 2026, we currently expect to reduce our traditional Domestic Best Buy store count by approximately 5 to 10 stores in the normal course of operations. We also plan to close select non-traditional Domestic store locations in conjunction with our restructuring initiative that commenced in the second quarter of fiscal 2026. See Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Income Tax Expense

Income tax expense decreased to $68 million in the second quarter of fiscal 2026 compared to $101 million in the second quarter of fiscal 2025, primarily due to lower pre-tax income. Effective tax rate (“ETR”) increased to 26.8% in the second quarter of fiscal 2026 compared to 25.8% in the second quarter of fiscal 2025, primarily due to decreased tax benefits from resolutions of tax matters and stock-based compensation, as well as increased U.S. taxes from sourcing operations, partially offset by discrete tax impacts of the restructuring charges and associated exit of a component of our Best Buy Health business.

Income tax expense decreased to $87 million in the first six months of fiscal 2026 compared to $181 million in the first six months of fiscal 2025, primarily due to the discrete tax impacts of the restructuring charges and associated exit of a component of our Best Buy Health business, as well as lower pre-tax income. ETR decreased to 18.3% in the first six months of fiscal 2026 compared to 25.3% in the first six months of fiscal 2025, primarily due to the discrete tax impacts of the restructuring charges and associated exit of a component of our Best Buy Health business, partially offset by decreased tax benefits from resolutions of tax matters and green energy incentives. See Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenue	$8,698	$8,623	$16,825	$16,826
Revenue % change	0.9%	(3.0)%	—%	(4.9)%
Comparable sales % change(1)	1.1%	(2.3)%	0.2%	(4.3)%
Gross profit	$2,033	$2,027	$3,941	$3,944
Gross profit as a % of revenue	23.4%	23.5%	23.4%	23.4%
Adjusted SG&A(2)	$1,682	$1,663	$3,261	$3,255
Adjusted SG&A as a % of revenue(3)	19.3%	19.3%	19.4%	19.3%
Adjusted operating income(2)	$351	$364	$680	$689
Adjusted operating income as a % of revenue(4)	4.0%	4.2%	4.0%	4.1%
Selected Online Revenue Data
Total online revenue	$2,856	$2,718	$5,435	$5,243
Online revenue as a % of total segment revenue	32.8%	31.5%	32.3%	31.2%
Comparable online sales % change(1)	5.1%	(1.6)%	3.7%	(3.8)%
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

Domestic segment revenue increased in the second quarter of fiscal 2026, primarily driven by comparable sales growth in gaming, computing and mobile phones, partially offset by comparable sales declines in home theater, appliances, tablets and drones. Online revenue of $2.9 billion in the second quarter of fiscal 2026 increased 5.1% on a comparable basis.

Domestic segment revenue in the first six months of fiscal 2026 remained effectively unchanged from the first six months of fiscal 2025. Comparable sales growth of 0.2% in the first six months of fiscal 2026 was primarily driven by computing, gaming and mobile phones, mostly offset by comparable sales declines in home theater and appliances. Online revenue of $5.4 billion in the first six months of fiscal 2026 increased 3.7% on a comparable basis.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Computing and Mobile Phones	45%	44%	3.8%	3.9%
Consumer Electronics	27%	29%	(4.9)%	(6.2)%
Appliances	12%	13%	(8.5)%	(14.9)%
Entertainment	8%	6%	37.5%	(7.4)%
Services	7%	7%	(1.0)%	8.5%
Other	1%	1%	(6.3)%	14.4%
Total	100%	100%	1.1%	(2.3)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 3.8% comparable sales growth was driven primarily by computing and mobile phones, partially offset by a comparable sales decline in tablets.
•Consumer Electronics: The 4.9% comparable sales decline was driven primarily by home theater.
•Appliances: The 8.5% comparable sales decline was driven primarily by large appliances.
•Entertainment: The 37.5% comparable sales growth was driven primarily by gaming, partially offset by a comparable sales decline in drones.
•Services: The 1.0% comparable sales decline was driven primarily by Best Buy Health service offerings and delivery and installation services.
Domestic segment gross profit rate decreased in the second quarter of fiscal 2026, primarily due to lower product margin rates, which were partially offset by rate improvement within the services category. The lower product margin rates were primarily driven by a higher sales mix of lower-margin categories.

Domestic segment gross profit rate remained effectively unchanged in the first six months of fiscal 2026 compared to the first six months of fiscal 2025, primarily driven by lower product margin rates and rate pressure within our Best Buy Health business, mostly offset by rate improvement within the services category, including membership offerings.

Domestic segment adjusted SG&A increased in the second quarter of fiscal 2026, primarily due to higher compensation expense, which included higher medical claims, the lapping of a favorable legal settlement of approximately $10 million in the second quarter of fiscal 2025 and higher technology expense. These increases were partially offset by lower Best Buy Health expenses.

Domestic segment adjusted SG&A increased in the first six months of fiscal 2026, primarily due to higher compensation expense, the lapping of a favorable legal settlement of approximately $10 million in the second quarter of fiscal 2025 and higher technology expense. These increases were partially offset by a favorable indirect tax settlement in the first quarter of fiscal 2026 and lower Best Buy Health expenses.

Domestic segment adjusted operating income rate decreased in the second quarter of fiscal 2026, primarily due to an unfavorable gross profit rate.

Domestic segment adjusted operating income rate decreased in the first six months of fiscal 2026, primarily due to an unfavorable adjusted SG&A rate and an unfavorable gross profit rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenue	$740	$665	$1,380	$1,309
Revenue % change	11.3%	(4.0)%	5.4%	(3.7)%
Comparable sales % change	7.6%	(1.8)%	3.5%	(2.6)%
Gross profit	$161	$159	$302	$306
Gross profit as a % of revenue	21.8%	23.9%	21.9%	23.4%
Adjusted SG&A(1)	$143	$142	$280	$281
Adjusted SG&A as a % of revenue(2)	19.3%	21.4%	20.3%	21.5%
Adjusted operating income(1)	$18	$17	$22	$25
Adjusted operating income as a % of revenue(3)	2.4%	2.6%	1.6%	1.9%
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

International segment revenue increased in the second quarter of fiscal 2026, primarily driven by comparable sales growth in gaming, computing and mobile phones, and revenue from Best Buy Express locations that opened in Canada after the second quarter of fiscal 2025.

International segment revenue increased in the first six months of fiscal 2026, primarily driven by revenue from Best Buy Express locations that opened in Canada after the second quarter of fiscal 2025 and comparable sales growth in gaming and computing.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Computing and Mobile Phones	47%	46%	9.5%	1.7%
Consumer Electronics	27%	28%	1.3%	(2.1)%
Appliances	11%	13%	(5.7)%	(3.9)%
Entertainment	9%	6%	57.3%	(20.8)%
Services	5%	6%	2.2%	5.9%
Other	1%	1%	6.5%	(20.1)%
Total	100%	100%	7.6%	(1.8)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 9.5% comparable sales growth was driven primarily by computing and mobile phones.
•Consumer Electronics: The 1.3% comparable sales growth was driven primarily by health and fitness and digital imaging, partially offset by a comparable sales decline in home theater.
•Appliances: The 5.7% comparable sales decline was driven primarily by small appliances.
•Entertainment: The 57.3% comparable sales growth was driven primarily by gaming.
•Services: The 2.2% comparable sales growth was driven primarily by growth in our membership programs.
International segment gross profit rate decreased in the second quarter and first six months of fiscal 2026, primarily due to lower product margin rates.

International segment adjusted SG&A in the second quarter of fiscal 2026 remained relatively unchanged from the second quarter of fiscal 2025. International segment adjusted SG&A decreased in the first six months of fiscal 2026, primarily due to the favorable impact of foreign exchange rates, mostly offset by higher employee compensation expense and expenses associated with Best Buy Express locations that opened after the second quarter of fiscal 2025.

International segment adjusted operating income rate decreased in the second quarter and first six months of fiscal 2026, primarily due to unfavorable gross profit rates, partially offset by increased leverage from higher sales volumes, which resulted in favorable adjusted SG&A rates.

Consolidated Non-GAAP Financial Measures

Reconciliations of consolidated operating income, effective tax rate and diluted EPS (GAAP financial measures) to consolidated adjusted operating income, adjusted effective tax rate and adjusted diluted EPS (non-GAAP financial measures), respectively, were as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating income	$251	$383	$470	$695
% of revenue	2.7%	4.1%	2.6%	3.8%
Intangible asset amortization(1)	4	5	9	11
Restructuring charges(2)	114	(7)	223	8
Adjusted operating income	$369	$381	$702	$714
% of revenue	3.9%	4.1%	3.9%	3.9%

Effective tax rate	26.8%	25.8%	18.3%	25.3%
Intangible asset amortization(1)	—%	—%	0.2%	—%
Restructuring charges(2)	0.9%	—%	8.7%	—%
Loss on disposal of subsidiaries(3)	0.1%	—%	0.2%	—%
Adjusted effective tax rate	27.8%	25.8%	27.4%	25.3%

Diluted EPS	$0.87	$1.34	$1.82	$2.47
Intangible asset amortization(1)	0.02	0.03	0.04	0.05
Restructuring charges(2)	0.54	(0.03)	1.05	0.04
Loss on disposal of subsidiaries(3)	0.02	-	0.02	-
Income tax impact of non-GAAP adjustments(4)	(0.17)	-	(0.50)	(0.02)
Adjusted diluted EPS	$1.28	$1.34	$2.43	$2.54
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
(2)Represents charges for the three and six months ended August 2, 2025, primarily related to a labor and store optimization initiative that commenced in the second quarter of fiscal 2026, and charges and subsequent adjustments related to a restructuring initiative within our Best Buy Health business that commenced in the first quarter of fiscal 2026. Charges and subsequent adjustments for the three and six months ended August 3, 2024, primarily related to an enterprise-wide restructuring initiative that commenced in the fourth quarter of fiscal 2024.
(3)Primarily represents the loss on disposal of a component of our Best Buy Health business.
(4)The non-GAAP adjustments primarily relate to the U.S. As such, the income tax charge on the U.S. non-GAAP adjustments is calculated using the statutory tax rate of 24.5%, adjusted for tax benefits discrete to the period.

Adjusted operating income rate decreased in the second quarter of fiscal 2026, primarily due to an unfavorable gross profit rate. Adjusted operating income rate in the first six months of fiscal 2026 remained effectively unchanged from the first six months of fiscal 2025.

Adjusted effective tax rate increased in the second quarter of fiscal 2026, primarily due to decreased tax benefits from resolutions of tax matters and increased U.S. taxes from sourcing operations. Adjusted effective tax rate increased in the first six months of fiscal 2026, primarily due to decreased tax benefits from resolutions of tax matters and green energy incentives, as well as increased U.S. taxes from sourcing operations.

Adjusted diluted EPS decreased in the second quarter of fiscal 2026, primarily due to the decrease in adjusted earnings driven by lower adjusted operating income. Adjusted diluted EPS decreased in the first six months of fiscal 2026, primarily due to the decrease in adjusted earnings driven by lower investment income and lower adjusted operating income. The decreases in adjusted diluted EPS in the second quarter and first six months of fiscal 2026 were partially offset by lower diluted weighted-average common shares outstanding.

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

Cash and cash equivalents were as follows ($ in millions):

	August 2, 2025	February 1, 2025	August 3, 2024
Cash and cash equivalents	$1,456	$1,578	$1,387
The decrease in cash and cash equivalents from February 1, 2025, was primarily due to dividend payments, capital expenditures and share repurchases, partially offset by positive cash flows from operations, primarily driven by earnings.

The increase in cash and cash equivalents from August 3, 2024, was primarily due to positive cash flows from operations, primarily driven by earnings, partially offset by dividend payments, capital expenditures and share repurchases.

Cash Flows

Cash flows were as follows ($ in millions):

	Six Months Ended
	August 2, 2025	August 3, 2024
Total cash provided by (used in):
Operating activities	$783	$817
Investing activities	(369)	(352)
Financing activities	(574)	(557)
Effect of exchange rate changes on cash and cash equivalents	5	(3)
Decrease in cash, cash equivalents and restricted cash	$(155)	$(95)

Operating Activities

The decrease in cash provided by operating activities in the first six months of fiscal 2026 was primarily driven by the timing and volume of inventory purchases and payments and lower net earnings, partially offset by the timing of vendor funding receivables.

Investing Activities

The increase in cash used in investing activities in the first six months of fiscal 2026 was primarily due to the disposal of a component of our Best Buy Health business.

Financing Activities

The increase in cash used in financing activities in the first six months of fiscal 2026 was primarily driven by higher share repurchases.

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

On April 18, 2025, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into April 2023 and scheduled to expire in April 2028, but was terminated on April 18, 2025. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of August 2, 2025, or the Previous Facility as of February 1, 2025, or August 3, 2024.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $257 million, $290 million and $311 million as of August 2, 2025, February 1, 2025, and August 3, 2024, respectively. The decrease in restricted cash from February 1, 2025, was primarily due to releases of product protection reserves based on claims and purchasing behaviors of customers participating in our membership offerings. The decrease in restricted cash from August 3, 2024, was primarily due to a decrease in cash for self-insurance liabilities and releases of product protection reserves.

Debt and Capital

As of August 2, 2025, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Total cost of shares repurchased	$67	$98	$167	$150
Average price per share	$68.65	$82.57	$66.03	$80.86
Total number of shares repurchased	0.9	1.1	2.5	1.8
Regular quarterly cash dividend per share	$0.95	$0.94	$1.90	$1.88
Cash dividends declared and paid	$201	$203	$403	$405

The total cost of shares repurchased decreased in the second quarter of fiscal 2026, due to a decrease in the average price per share and a decrease in the volume of repurchases. The total cost of shares repurchased increased in the first six months of fiscal 2026, due to an increase in the volume of repurchases, partially offset by a decrease in the average price per share.

Cash dividends declared and paid decreased during the second quarter and first six months of fiscal 2026, due to fewer shares outstanding, partially offset by increases in the regular quarterly cash dividend per share.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of August 2, 2025, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

As of August 2, 2025, we had $1.7 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $1.2 billion. As of August 2, 2025, a 50-basis point increase in short-term interest rates would have led to an estimated $6 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $6 million decrease in interest income.

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

During the second quarter and first six months of fiscal 2026, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar against the Canadian dollar compared to the prior-year period. The estimated impact of foreign exchange rate fluctuations on our revenue was not significant in the second quarter of fiscal 2026 and had an unfavorable impact of $31 million in the first six months of fiscal 2026. The estimated impacts of foreign exchange rate fluctuations on our net earnings in the second quarter and first six months of fiscal 2026 were not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 2, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 2, 2025, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended August 2, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 4, 2025 through May 31, 2025	-	$-	-	$3,184,000,000
June 1, 2025 through July 5, 2025	406,173	$69.38	406,173	$3,156,000,000
July 6, 2025 through August 2, 2025	563,745	$68.13	563,745	$3,118,000,000
Total fiscal 2026 second quarter	969,918	$68.65	969,918	$3,118,000,000

Item 5.    Other Information

Rule 10b5-1 Plan Elections
During the fiscal quarter ended August 2, 2025, none of the Company’s directors or officers (as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Restructuring Initiatives
As disclosed in Note 2, Restructuring, of the Notes to the Consolidated Financial Statements included in Part I, Item 1 to this Quarterly Report on Form 10-Q, during the second quarter of fiscal 2026, the Company commenced a restructuring initiative intended to align field resources with changing customer behaviors, close select non-traditional store locations and redirect corporate resources for better alignment with its strategy. As further disclosed in such Note, the Company also made cash payments during the second quarter of fiscal 2026 relating to the Company’s restructuring initiative that commenced during the first quarter of fiscal 2026. For further information about these initiatives, refer to such Note, which is incorporated herein by reference.

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020).
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018).
10.1*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2025) - Directors.
10.2*	Form of Executive Officer Separation and General Release Agreement.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2026, filed with the SEC on September 5, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of August 2, 2025, February 1, 2025, and August 3, 2024, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended August 2, 2025, and August 3, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 2, 2025, and August 3, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended August 2, 2025, and August 3, 2024, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 2, 2025, and August 3, 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2026, filed with the SEC on September 5, 2025, formatted in iXBRL (included as Exhibit 101).
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
*    Management contracts or compensatory plans or arrangements.
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

BEST BUY CO., INC. (Registrant)

Date: September 5, 2025	By:	/s/ CORIE BARRY
Corie Barry Chief Executive Officer

Date: September 5, 2025	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas Senior Executive Vice President, Chief Financial Officer & Enterprise Strategy

Date: September 5, 2025	By:	/s/ MATHEW R. WATSON
Mathew R. Watson Senior Vice President, Finance – Controller and Chief Accounting Officer