Form 10-Q
period 2025-11-01
BEST BUY CO INC
filed 2025-12-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 209,535,103 shares of common stock outstanding as of December 3, 2025.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 1, 2025

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
$ in millions, except per share amounts (unaudited)

	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Current assets
Cash and cash equivalents	$923	$1,578	$643
Receivables, net	1,017	1,044	932
Merchandise inventories	7,993	5,085	7,806
Other current assets	640	517	574
Total current assets	10,573	8,224	9,955
Property and equipment, net	2,037	2,122	2,196
Operating lease assets	2,838	2,833	2,842
Goodwill	790	908	1,383
Other assets	548	695	642
Total assets	$16,786	$14,782	$17,018

Liabilities and equity
Current liabilities
Accounts payable	$7,319	$4,980	$7,145
Unredeemed gift card liabilities	231	253	246
Deferred revenue	853	951	878
Accrued compensation and related expenses	392	464	361
Accrued liabilities	689	741	690
Current portion of operating lease liabilities	619	617	616
Current portion of long-term debt	10	10	12
Total current liabilities	10,113	8,016	9,948
Long-term operating lease liabilities	2,309	2,282	2,293
Long-term debt	1,155	1,144	1,144
Long-term liabilities	556	532	551
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 210.0 million, 211.4 million and 213.8 million shares, respectively	22	22	22
Additional paid-in capital	16	-	-
Retained earnings	2,306	2,486	2,751
Accumulated other comprehensive income	309	300	309
Total equity	2,653	2,808	3,082
Total liabilities and equity	$16,786	$14,782	$17,018
NOTE: The Consolidated Balance Sheet as of February 1, 2025, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue	$9,672	$9,445	$27,877	$27,580
Cost of sales	7,424	7,228	21,386	21,113
Gross profit	2,248	2,217	6,491	6,467
Selling, general and administrative expenses	1,884	1,871	5,434	5,418
Restructuring charges	(5)	(4)	218	4
Goodwill and intangible asset impairments	171	-	171	-
Operating income	198	350	668	1,045
Other income (expense):
Loss on disposal of subsidiaries	-	-	(4)	-
Investment income and other	19	19	52	65
Interest expense	(12)	(13)	(36)	(38)
Earnings before income tax expense and equity in income (loss) of affiliates	205	356	680	1,072
Income tax expense	64	85	151	266
Equity in income (loss) of affiliates	(1)	2	(1)	4
Net earnings	$140	$273	$528	$810

Basic earnings per share	$0.67	$1.27	$2.50	$3.76
Diluted earnings per share	$0.66	$1.26	$2.48	$3.73

Weighted-average common shares outstanding:
Basic	210.7	214.8	211.4	215.7
Diluted	212.1	216.7	212.7	217.2
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net earnings	$140	$273	$528	$810
Foreign currency translation adjustments, net of tax	(4)	(1)	9	(8)
Comprehensive income	$136	$272	$537	$802
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Nine Months Ended
	November 1, 2025	November 2, 2024
Operating activities
Net earnings	$528	$810
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	628	650
Restructuring charges	218	4
Goodwill and intangible asset impairments	171	-
Stock-based compensation	106	108
Deferred income taxes	37	1
Loss on disposal of subsidiaries	4	-
Long-lived asset impairments	21	2
Other, net	6	-
Changes in operating assets and liabilities:
Receivables	23	4
Merchandise inventories	(2,903)	(2,869)
Other assets	3	(16)
Accounts payable	2,315	2,483
Income taxes	(133)	(219)
Other liabilities	(340)	(397)
Total cash provided by operating activities	684	561

Investing activities
Additions to property and equipment	(529)	(528)
Disposal of subsidiary	(27)	-
Other, net	1	6
Total cash used in investing activities	(555)	(522)

Financing activities
Repurchase of common stock	(200)	(285)
Dividends paid	(602)	(607)
Repayments of debt	(10)	(13)
Other, net	4	13
Total cash used in financing activities	(808)	(892)

Effect of exchange rate changes on cash and cash equivalents	5	(2)
Decrease in cash, cash equivalents and restricted cash	(674)	(855)
Cash, cash equivalents and restricted cash at beginning of period	1,868	1,793
Cash, cash equivalents and restricted cash at end of period	$1,194	$938
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at August 2, 2025	210.4	$22	$-	$2,381	$313	$2,716
Net earnings, three months ended November 1, 2025	-	-	-	140	-	140
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(4)	(4)
Stock-based compensation	-	-	31	-	-	31
Issuance of common stock	0.1	-	3	-	-	3
Common stock dividends, $0.95 per share	-	-	4	(203)	-	(199)
Repurchase of common stock	(0.5)	-	(22)	(12)	-	(34)
Balances at November 1, 2025	210.0	$22	$16	$2,306	$309	$2,653

Balances at February 1, 2025	211.4	$22	$-	$2,486	$300	$2,808
Net earnings, nine months ended November 1, 2025	-	-	-	528	-	528
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	9	9
Stock-based compensation	-	-	106	-	-	106
Issuance of common stock	1.6	-	5	-	-	5
Common stock dividends, $2.85 per share	-	-	14	(616)	-	(602)
Repurchase of common stock	(3.0)	-	(109)	(92)	-	(201)
Balances at November 1, 2025	210.0	$22	$16	$2,306	$309	$2,653

Balances at August 3, 2024	215.0	$22	$-	$2,775	$310	$3,107
Net earnings, three months ended November 2, 2024	-	-	-	273	-	273
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(1)	(1)
Stock-based compensation	-	-	34	-	-	34
Issuance of common stock	0.2	-	6	-	-	6
Common stock dividends, $0.94 per share	-	-	4	(206)	-	(202)
Repurchase of common stock	(1.4)	-	(44)	(91)	-	(135)
Balances at November 2, 2024	213.8	$22	$-	$2,751	$309	$3,082

Balances at February 3, 2024	215.4	$22	$31	$2,683	$317	$3,053
Net earnings, nine months ended November 2, 2024	-	-	-	810	-	810
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	108	-	-	108
Issuance of common stock	1.6	-	11	-	-	11
Common stock dividends, $2.82 per share	-	-	13	(620)	-	(607)
Repurchase of common stock	(3.2)	-	(163)	(122)	-	(285)
Balances at November 2, 2024	213.8	$22	$-	$2,751	$309	$3,082
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Basis of Presentation

Unless the context otherwise requires, the terms “Best Buy,” “we,” “us,” “our” and the “company” in these Notes to Condensed Consolidated Financial Statements refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the U.S. (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025. The first nine months of fiscal 2026 and fiscal 2025 each included 39 weeks.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from November 1, 2025, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

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

Recently Enacted Tax Legislation

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OB3”). The OB3 extends key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, domestic research expensing, 100% bonus depreciation on tangible property and modifications to the international tax framework. The provisions do not have a material impact on our income tax expense.

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Our liability associated with the funded participation in the program, which is primarily included in Accounts payable on our Condensed Consolidated Balance Sheets, was $1,091 million, $398 million and $793 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the totals shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	November 1, 2025	February 1, 2025	November 2, 2024
Cash and cash equivalents	$923	$1,578	$643
Restricted cash included in Other current assets	271	290	295
Total cash, cash equivalents and restricted cash	$1,194	$1,868	$938

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

2.     Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Fiscal 2026 Labor and Store Optimization Initiative	$(1)	$—	$121	$—
Best Buy Health Optimization and China Sourcing Initiative	(3)	—	102	—
Fiscal 2024 Restructuring Initiative	(1)	(4)	(5)	6
Fiscal 2023 Resource Optimization Initiative	—	—	—	(2)
Total	$(5)	$(4)	$218	$4

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

All charges incurred related to this initiative were from continuing operations and presented within Restructuring charges on our Condensed Consolidated Statements of Earnings. The composition of restructuring charges incurred related to this initiative were as follows ($ in millions):

	Three Months Ended			Nine Months Ended
	November 1, 2025			November 1, 2025
	Domestic	International	Total	Domestic	International	Total
Termination benefits	$(1)	$—	$(1)	$77	$3	$80
Asset impairments(1)	—	—	—	41	—	41
Total	$(1)	$—	$(1)	$118	$3	$121
(1)Represents asset impairments primarily related to planned store closures, including an impairment related to an indefinite-lived tradename. See Note 3, Goodwill and Intangible Assets, for additional information. The remaining carrying value of net assets approximates fair value and was immaterial as of November 1, 2025.

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at February 1, 2025	$-	$-	$-
Charges	78	3	81
Cash payments	(17)	-	(17)
Adjustments(1)	(1)	-	(1)
Balances at November 1, 2025	$60	$3	$63
(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

Our restructuring accrual liabilities related to termination benefits of $63 million as of November 1, 2025, reflect expected future cash payments primarily during fiscal 2027.

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

All charges incurred related to this initiative were from continuing operations in our Domestic segment and presented within Restructuring charges on our Condensed Consolidated Statements of Earnings. The composition of restructuring charges incurred related to this initiative were as follows ($ in millions):

	Three Months Ended	Nine Months Ended
	November 1, 2025	November 1, 2025
Asset impairments and other costs(1)	$-	$70
Termination benefits	(3)	32
Total	$(3)	$102
(1)Primarily represents the full impairment of net assets related to a component of our Best Buy Health business and other exit costs. The remaining carrying value of net assets approximates fair value and was immaterial as of November 1, 2025.

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits	Asset Impairments and Other Costs	Total
Balances at February 1, 2025	$—	$—	$—
Charges	38	28	66
Cash payments	(17)	(27)	(44)
Adjustments(1)	(6)	(1)	(7)
Balances at November 1, 2025	$15	$—	$15
(1)Primarily represents adjustments for termination benefits primarily related to higher-than-expected employee retention from previously planned organizational changes.

Our restructuring accrual liabilities related to termination benefits of $15 million as of November 1, 2025, reflect expected future cash payments primarily during fiscal 2026.

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

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Condensed Consolidated Statements of Earnings as follows ($ in millions):

	Three Months Ended		Nine Months Ended		Cumulative Amount as of
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024	November 1, 2025
Domestic	$(1)	$(4)	$(5)	$6	$161
International	-	-	-	-	8
Total	$(1)	$(4)	$(5)	$6	$169

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at February 1, 2025	$80	$5	$85
Cash payments	(21)	(3)	(24)
Adjustments(1)	(5)	-	(5)
Balances at November 1, 2025	$54	$2	$56
(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

Our restructuring accrual liabilities related to termination benefits of $56 million as of November 1, 2025, reflect expected future cash payments primarily during fiscal 2027.

3.    Goodwill and Intangible Assets

Goodwill

Goodwill balances by segment were as follows ($ in millions):

	November 1, 2025		February 1, 2025		November 2, 2024
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(660)	$1,450	$(542)	$1,450	$(67)
International	608	(608)	608	(608)	608	(608)
Total	$2,058	$(1,268)	$2,058	$(1,150)	$2,058	$(675)
In the third quarter of fiscal 2026, we recorded a goodwill impairment of $118 million within the Domestic segment for the Best Buy Health reporting unit. The carrying value of the Best Buy Health reporting unit as of November 1, 2025, was $298 million. A change in Best Buy Health’s customer base during the quarter resulted in an impairment review of all Best Buy Health assets. The fair value of Best Buy Health was estimated primarily based on discounted cash flow analysis. The impairment reflects downward revisions of our revenue growth rates and margin rates compared to previous projections, in part due to pressures in the Medicaid and Medicare Advantage markets. In addition, definite-lived intangible asset impairments and long-lived asset impairments were also recorded. Refer to Note 4, Fair Value Measurements, for additional information.

Indefinite-Lived Intangible Assets

In the second quarter of fiscal 2026, we recorded a full impairment of $16 million related to our only remaining indefinite-lived intangible asset as a result of restructuring activity that commenced in the second quarter of fiscal 2026. Refer to Note 2, Restructuring, for additional information.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Condensed Consolidated Balance Sheets as follows ($ in millions):

	November 1, 2025		February 1, 2025		November 2, 2024		Weighted-Average Useful Life Remaining as of November 1, 2025 (in years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships(2)	$339	$339	$360	$285	$360	$283	-
Tradenames	87	80	92	79	92	77	0.9
Developed technology	56	56	64	61	64	60	-
Total	$482	$475	$516	$425	$516	$420	0.9
(1)Gross carrying amount and accumulated amortization as of November 1, 2025, excludes $34 million and $16 million, respectively, of definite-lived intangible assets related to the exit of a component of our Best Buy Health business in the second quarter of fiscal 2026. See Note 2, Restructuring, for additional information.
(2)Accumulated amortization as of November 1, 2025, includes $53 million of impairments related to Best Buy Health included in Goodwill and intangible asset impairments on our Condensed Consolidated Statements of Earnings.

Amortization expense, included in Selling, general and administrative expenses ("SG&A") on our Condensed Consolidated Statements of Earnings, was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Amortization expense	$3	$5	$12	$16

Amortization expense expected to be recognized in future periods is as follows ($ in millions):

Amortization Expense
Remainder of fiscal 2026	$2
Fiscal 2027	5

4.     Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value as of
	Balance Sheet Location(1)	Fair Value Hierarchy	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$29	$439	$40
Time deposits(3)	Cash and cash equivalents	Level 2	134	150	5
Money market funds(2)	Other current assets	Level 1	122	140	139
Time deposits(3)	Other current assets	Level 2	40	50	50
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	41	39	38

Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	7	14	16
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
Nonrecurring Fair Value Measurements

In the first six months of fiscal 2026, we recorded asset impairments and other costs as a result of restructuring initiatives that commenced in the first and second quarters of fiscal 2026. Refer to Note 2, Restructuring, for additional information.

In the third quarter of fiscal 2026, we recorded goodwill and definite-lived intangible asset impairments related to Best Buy Health. Refer to Note 3, Goodwill and Intangible Assets, for additional information. In addition, we recorded $21 million of long-lived asset impairments related to Best Buy Health, included in SG&A on our Condensed Consolidated Statements of Earnings. The remaining carrying value of net long-lived assets subject to impairment approximates fair value and was immaterial as of November 1, 2025.

All nonrecurring fair value remeasurements mentioned above were based on significant unobservable inputs (Level 3).

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

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	November 1, 2025		February 1, 2025		November 2, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,076	$1,143	$1,031	$1,136	$1,028	$1,134
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

Notional amounts of our derivative instruments were as follows ($ in millions):

	November 1, 2025	February 1, 2025	November 2, 2024
Derivatives designated as net investment hedges	$119	$119	$119
Derivatives designated as fair value hedges (interest rate swaps)	500	500	500
No hedge designation (foreign exchange contracts)	75	42	129
Total	$694	$661	$748

Effects of our fair value hedges included in Interest expense on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

	Gain (Loss) Recognized
	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Interest rate swaps	$(8)	$(14)	$7	$(5)
Adjustments to carrying value of long-term debt	8	14	(7)	5
Total	$-	$-	$-	$-

6.     Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 18, 2025, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into April 2023 and scheduled to expire April 2028, but was terminated on April 18, 2025. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of November 1, 2025, or the Previous Facility as of February 1, 2025, or November 2, 2024.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	November 1, 2025	February 1, 2025	November 2, 2024
Notes, 4.45%, due October 1, 2028 ("2028 Notes")	$500	$500	$500
Notes, 1.95%, due October 1, 2030 ("2030 Notes")	650	650	650
Interest rate swap valuation adjustments	(7)	(14)	(16)
Subtotal	1,143	1,136	1,134
Debt discounts and issuance costs	(6)	(7)	(7)
Finance lease obligations	28	25	29
Total long-term debt	1,165	1,154	1,156
Less current portion	10	10	12
Total long-term debt, less current portion	$1,155	$1,144	$1,144

Fair Value and Future Maturities

See Note 4, Fair Value Measurements, for the fair value of long-term debt. The 2028 Notes mature in fiscal 2029 and the 2030 Notes mature in fiscal 2031.

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

	November 1, 2025	February 1, 2025	November 2, 2024
Receivables, net(1)	$605	$504	$471
Short-term contract liabilities included in:
Unredeemed gift card liabilities	231	253	246
Deferred revenue	853	951	878
Accrued liabilities	67	50	58
Long-term contract liabilities included in:
Long-term liabilities	209	229	237
(1)Receivables are recorded net of allowances for expected credit losses of $15 million, $20 million and $16 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively.

During the first nine months of fiscal 2026 and fiscal 2025, $1,003 million and $1,054 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2026	$9
Fiscal 2027	35
Fiscal 2028	31
Fiscal 2029	27
Fiscal 2030	27
Fiscal 2031	27
Thereafter	89

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

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator
Net earnings	$140	$273	$528	$810
Denominator
Weighted-average common shares outstanding	210.7	214.8	211.4	215.7
Dilutive effect of stock compensation plan awards	1.4	1.9	1.3	1.5
Weighted-average common shares outstanding, assuming dilution	212.1	216.7	212.7	217.2

Potential shares which were anti-dilutive and excluded from weighted-average share computations	-	-	0.1	-

Basic earnings per share	$0.67	$1.27	$2.50	$3.76
Diluted earnings per share	$0.66	$1.26	$2.48	$3.73

9.     Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program. The program had $3.1 billion remaining available for repurchases as of November 1, 2025. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Total cost of shares repurchased	$34	$135	$201	$285
Average price per share	$74.03	$95.43	$67.28	$87.19
Number of shares repurchased and retired	0.5	1.4	3.0	3.2

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

11.     Segments

Segment and category revenue information was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Domestic:
Computing and Mobile Phones	$4,368	$4,065	$12,090	$11,445
Consumer Electronics	2,351	2,425	6,939	7,267
Appliances	965	1,057	3,040	3,324
Entertainment	543	479	1,673	1,497
Services	591	601	1,751	1,769
Other	60	70	210	221
Total Domestic revenue	$8,878	$8,697	$25,703	$25,523
International:
Computing and Mobile Phones	$420	$386	$1,090	$1,012
Consumer Electronics	202	194	573	553
Appliances	64	67	201	213
Entertainment	54	47	164	132
Services	47	47	123	124
Other	7	7	23	23
Total International revenue	794	748	2,174	2,057
Total revenue	$9,672	$9,445	$27,877	$27,580

Adjusted operating income by segment and the reconciliation to consolidated earnings before income tax expense and equity in income (loss) of affiliates were as follows ($ in millions):

	Three Months Ended
	November 1, 2025			November 2, 2024
	Domestic (1)	International	Total	Domestic (1)	International	Total
Revenue	$8,878	$794	$9,672	$8,697	$748	$9,445
Cost of sales	6,811	613	7,424	6,648	580	7,228
Adjusted SG&A (2)	1,707	153	1,860	1,711	155	1,866
Adjusted operating income	$360	$28	388	$338	$13	351
Restructuring charges			(5)			(4)
Goodwill and intangible asset impairments			171			-
Intangible asset amortization			3			5
Long-lived asset impairment			21			-
Operating income			198			350
Other income (expense):
Investment income and other			19			19
Interest expense			(12)			(13)
Earnings before income tax expense and equity in income (loss) of affiliates			$205			$356
(1)Domestic segment adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions and non-cash impairments of certain long-lived assets.

	Nine Months Ended
	November 1, 2025			November 2, 2024
	Domestic (1)	International	Total	Domestic (1)	International	Total
Revenue	$25,703	$2,174	$27,877	$25,523	$2,057	$27,580
Cost of sales	19,695	1,691	21,386	19,530	1,583	21,113
Adjusted SG&A (2)	4,968	433	5,401	4,966	436	5,402
Adjusted operating income	$1,040	$50	1,090	$1,027	$38	1,065
Restructuring charges			218			4
Goodwill and intangible asset impairments			171			-
Intangible asset amortization			12			16
Long-lived asset impairment			21			-
Operating income			668			1,045
Other income (expense):
Loss on disposal of subsidiaries			(4)			-
Investment income and other			52			65
Interest expense			(36)			(38)
Earnings before income tax expense and equity in income (loss) of affiliates			$680			$1,072
(1)Domestic segment adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions and non-cash impairments of certain long-lived assets.

Other expense and cash flow information by segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Capital expenditures
Domestic	$158	$174	$469	$472
International	30	19	60	56
Total capital expenditures	$188	$193	$529	$528
Depreciation and amortization
Domestic	$196	$202	$598	$619
International	10	11	30	31
Total depreciation and amortization	$206	$213	$628	$650

Asset information by segment was as follows ($ in millions):

	November 1, 2025	February 1, 2025	November 2, 2024
Domestic	$15,219	$13,567	$15,551
International	1,567	1,215	1,467
Total assets	$16,786	$14,782	$17,018

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

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores and digital offerings by measuring the change in net sales for a particular period over the comparable prior period of equivalent length.

Comparable sales includes revenue from stores operating for at least 14 full months; sales initiated on a website, app or virtual store; advertising revenue; credit card revenue; commercial sales; gift card breakage; marketplace commission revenue; and sales of merchandise to wholesalers and dealers. Revenue from acquisitions is included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales excludes revenue from stores closed more than 14 days (including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters) until at least 14 full months after reopening; the impact of certain periodic warranty-related profit-share revenue; the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only); and the impact of the 53rd week (applicable in 53-week fiscal years only). Comparable sales is based on our fiscal calendar and is not adjusted to align calendar weeks. All periods presented apply this methodology consistently.

Comparable online sales is a subset of comparable sales related to our digital offerings and includes sales initiated on a website, app or virtual store; advertising revenue and marketplace commission revenue.

Consistent with our comparable sales policy, revenue from Best Buy Express locations rebranded as a result of our previously announced collaboration with Bell Canada is excluded from our comparable sales calculation until locations have been operating for at least 14 full months.

We believe comparable sales is a meaningful supplemental metric for investors to evaluate revenue performance resulting from growth in existing stores and digital offerings versus the portion resulting from opening new stores or closing existing stores. The method of calculating comparable sales varies across the retail industry. As a result, our method of calculating comparable sales may not be the same as other retailers’ methods.

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain non-GAAP financial measures, such as consolidated adjusted operating income, consolidated adjusted operating income rate, consolidated adjusted effective tax rate and consolidated adjusted diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets, forecasts and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and acquired intangible asset impairments, certain long-lived asset impairments, price-fixing settlements, gains and losses on disposals of subsidiaries and certain investments, amortization of definite-lived intangible assets associated with acquisitions, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue	$9,672	$9,445	$27,877	$27,580
Revenue % change	2.4%	(3.2)%	1.1%	(4.3)%
Comparable sales % change	2.7%	(2.9)%	1.2%	(3.7)%
Gross profit	$2,248	$2,217	$6,491	$6,467
Gross profit as a % of revenue(1)	23.2%	23.5%	23.3%	23.4%
Selling, general and administrative expense ("SG&A")	$1,884	$1,871	$5,434	$5,418
SG&A as a % of revenue(1)	19.5%	19.8%	19.5%	19.6%
Restructuring charges	$(5)	$(4)	$218	$4
Goodwill and intangible asset impairments	$171	$-	$171	$-
Operating income	$198	$350	$668	$1,045
Operating income as a % of revenue	2.0%	3.7%	2.4%	3.8%
Net earnings	$140	$273	$528	$810
Diluted EPS	$0.66	$1.26	$2.48	$3.73
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

In the third quarter and first nine months of fiscal 2026, we generated $9.7 billion and $27.9 billion in revenue, respectively, and our comparable sales grew 2.7% and 1.2%, respectively, driven by a mix of new technology innovation, our continued focus on omni-channel customer experience and strong vendor partnerships. Comparable sales changes in the third quarter and first nine months of fiscal 2026 primarily included comparable sales growth in computing, gaming and mobile phones, partially offset by comparable sales declines in home theater, appliances and drones.

Restructuring charges in the first nine months of fiscal 2026 were primarily associated with a labor and store optimization restructuring initiative that commenced in the second quarter of fiscal 2026 and a restructuring initiative focused on optimizing our Best Buy Health business that commenced in the first quarter of fiscal 2026. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements, for additional information.

Goodwill and intangible asset impairments in the third quarter and first nine months of fiscal 2026 were related to Best Buy Health. A change in Best Buy Health’s customer base during the third quarter of fiscal 2026 resulted in an impairment review of all Best Buy Health assets. The impairments reflect downward revisions of our revenue growth rates and margin rates compared to previous projections, in part due to pressures in the Medicaid and Medicare Advantage markets. Refer to Note 3, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements, for additional information

Operating income rate decreased in the third quarter of fiscal 2026, primarily due to goodwill and intangible asset impairments.

Operating income rate decreased in the first nine months of fiscal 2026, primarily due to higher restructuring charges and goodwill and intangible asset impairments.

Diluted EPS decreased in the third quarter of fiscal 2026, primarily due to lower net earnings driven by higher goodwill and intangible asset impairments, partially offset by lower income tax expense.

Diluted EPS decreased in the first nine months of fiscal 2026, primarily due to lower net earnings driven by higher restructuring charges and goodwill and intangible asset impairments, partially offset by lower income tax expense.

Revenue, gross profit rate, SG&A rate and operating income rate changes in the third quarter of fiscal 2026 were primarily driven by our Domestic segment.

Revenue, gross profit rate and operating income rate changes in the first nine months of fiscal 2026 were primarily driven by our Domestic segment, and SG&A rate changes in the first nine months of fiscal 2026 were driven by our International segment.

For further discussion of our Domestic and International segments, see Segment Performance Summary, below.
Store Summary

Stores open by reportable segment were as follows:

	November 1, 2025	November 2, 2024
Best Buy	886	889
Outlet Centers	18	25
Pacific Sales	20	20
Yardbird	2	23
Total Domestic stores	926	957
Canada Best Buy stores	129	129
Canada Best Buy Mobile stand-alone stores	28	31
Total International stores(1)	157	160
Total stores	1,083	1,117
(1)Excludes Best Buy Express stores leased by Bell Canada.
We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. In fiscal 2026, we currently expect to reduce our traditional Domestic Best Buy store count by 5 stores in the normal course of operations. In fiscal 2026, we closed select non-traditional Domestic store locations in conjunction with our restructuring initiative that commenced in the second quarter of fiscal 2026, with additional closures expected in fiscal 2027. See Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

Income Tax Expense

Income tax expense decreased to $64 million in the third quarter of fiscal 2026 compared to $85 million in the third quarter of fiscal 2025, primarily due to lower pre-tax income, partially offset by the impact of certain expenses that are not tax deductible. Effective tax rate (“ETR”) increased to 31.5% in the third quarter of fiscal 2026 compared to 23.9% in the third quarter of fiscal 2025, primarily due to the impact of certain expenses that are not tax deductible and lower pre-tax income, partially offset by increased tax benefits from resolutions of tax matters.

Income tax expense decreased to $151 million in the first nine months of fiscal 2026 compared to $266 million in the first nine months of fiscal 2025, primarily due to lower pre-tax income and the discrete tax impacts of the restructuring charges and associated exit of a component of our Best Buy Health business, partially offset by the impact of certain expenses that are not tax deductible. ETR decreased to 22.3% in the first nine months of fiscal 2026 compared to 24.8% in the first nine months of fiscal 2025, primarily due to the discrete tax impacts of the restructuring charges and associated exit of a component of our Best Buy Health business, partially offset by the impact of certain expenses that are not tax deductible and lower pre-tax income. See Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue	$8,878	$8,697	$25,703	$25,523
Revenue % change	2.1%	(3.3)%	0.7%	(4.4)%
Comparable sales % change(1)	2.4%	(2.8)%	1.0%	(3.8)%
Gross profit	$2,067	$2,049	$6,008	$5,993
Gross profit as a % of revenue	23.3%	23.6%	23.4%	23.5%
Adjusted SG&A(2)	$1,707	$1,711	$4,968	$4,966
Adjusted SG&A as a % of revenue(3)	19.2%	19.7%	19.3%	19.5%
Adjusted operating income(2)	$360	$338	$1,040	$1,027
Adjusted operating income as a % of revenue(4)	4.1%	3.9%	4.0%	4.0%
Selected Online Revenue Data
Total online revenue	$2,823	$2,727	$8,258	$7,970
Online revenue as a % of total segment revenue	31.8%	31.4%	32.1%	31.2%
Comparable online sales % change(1)	3.5%	(1.0)%	3.6%	(2.9)%
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

Domestic segment revenue increased in the third quarter and first nine months of fiscal 2026, primarily driven by comparable sales growth in computing, gaming and mobile phones, partially offset by comparable sales declines in home theater and appliances. Online revenue of $2.8 billion and $8.3 billion in the third quarter and first nine months of fiscal 2026 increased 3.5% and 3.6%, respectively, on a comparable basis.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Computing and Mobile Phones	49%	47%	7.6%	3.8%
Consumer Electronics	26%	28%	(2.9)%	(5.8)%
Appliances	11%	12%	(8.4)%	(14.7)%
Entertainment	6%	5%	14.0%	(18.8)%
Services	7%	7%	(1.0)%	6.0%
Other	1%	1%	(6.5)%	12.9%
Total	100%	100%	2.4%	(2.8)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 7.6% comparable sales growth was driven primarily by computing and mobile phones.
•Consumer Electronics: The 2.9% comparable sales decline was driven primarily by home theater.
•Appliances: The 8.4% comparable sales decline was driven primarily by large appliances.
•Entertainment: The 14.0% comparable sales growth was driven primarily by gaming, partially offset by a comparable sales decline in drones.
•Services: The 1.0% comparable sales decline was driven primarily by Best Buy Health service offerings.
Domestic segment gross profit rate decreased in the third quarter of fiscal 2026, primarily due to lower product margin rates, which were partially offset by rate improvement within the services category. The lower product margin rates were primarily driven by an unfavorable sales mix and increased personalized promotional offers.

Domestic segment gross profit rate decreased in the first nine months of fiscal 2026, primarily due to lower product margin rates and rate pressure within our Best Buy Health business, which were partially offset by rate improvement within the services category.

Domestic segment adjusted SG&A decreased in the third quarter of fiscal 2026, primarily due to lower Best Buy Health expenses, largely offset by higher incentive compensation expense.

Domestic segment adjusted SG&A increased in the first nine months of fiscal 2026, primarily due to higher compensation expense, which includes incentive compensation, partially offset by lower Best Buy Health expenses and favorable fiscal 2026 indirect tax resolutions.

Domestic segment adjusted operating income rate increased in the third quarter of fiscal 2026, primarily due to a favorable adjusted SG&A rate driven by sales leverage, partially offset by an unfavorable gross profit rate.

Domestic segment adjusted operating income rate remained effectively unchanged in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025, primarily due to a favorable adjusted SG&A rate, offset by an unfavorable gross profit rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue	$794	$748	$2,174	$2,057
Revenue % change	6.1%	(1.6)%	5.7%	(2.9)%
Comparable sales % change	6.3%	(3.7)%	4.5%	(3.0)%
Gross profit	$181	$168	$483	$474
Gross profit as a % of revenue	22.8%	22.5%	22.2%	23.0%
Adjusted SG&A(1)	$153	$155	$433	$436
Adjusted SG&A as a % of revenue(2)	19.3%	20.7%	19.9%	21.2%
Adjusted operating income(1)	$28	$13	$50	$38
Adjusted operating income as a % of revenue(3)	3.5%	1.7%	2.3%	1.8%
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

International segment revenue increased in the third quarter of fiscal 2026, primarily driven by comparable sales growth in computing and mobile phones, and revenue from Best Buy Express locations excluded from comparable sales that opened in Canada after the second quarter of fiscal 2025. These increases were partially offset by the negative impact of foreign exchange rates.

International segment revenue increased in the first nine months of fiscal 2026, primarily driven by comparable sales growth in computing, gaming and mobile phones, and revenue from Best Buy Express locations excluded from comparable sales that opened in Canada after the second quarter of fiscal 2025. These increases were partially offset by the negative impact of foreign exchange rates.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Computing and Mobile Phones	53%	52%	9.2%	(0.1)%
Consumer Electronics	25%	26%	3.6%	(6.1)%
Appliances	8%	9%	(4.1)%	(8.1)%
Entertainment	7%	6%	11.3%	(18.7)%
Services	6%	6%	3.9%	4.0%
Other	1%	1%	3.3%	(12.7)%
Total	100%	100%	6.3%	(3.7)%

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 9.2% comparable sales growth was driven primarily by computing and mobile phones.
•Consumer Electronics: The 3.6% comparable sales growth was driven primarily by digital imaging.
•Appliances: The 4.1% comparable sales decline was driven primarily by large appliances.
•Entertainment: The 11.3% comparable sales growth was driven primarily by gaming.
•Services: The 3.9% comparable sales growth was driven primarily by growth in our membership programs.
International segment gross profit rate increased in the third quarter of fiscal 2026, primarily due to favorable supply chain costs.

International segment gross profit rate decreased in the first nine months of fiscal 2026, primarily due to lower product margin rates.

International segment adjusted SG&A decreased in the third quarter of fiscal 2026, primarily due to the favorable impact of foreign exchange rates, partially offset by higher employee compensation expense.

International segment adjusted SG&A decreased in the first nine months of fiscal 2026, primarily due to the favorable impact of foreign exchange rates, partially offset by higher credit card processing fees, expenses associated with Best Buy Express locations that opened after the second quarter of fiscal 2025 and higher employee compensation expense.

International segment adjusted operating income rate increased in the third quarter of fiscal 2026, primarily due to increased leverage from higher sales volumes, which resulted in a favorable adjusted SG&A rate.

International segment adjusted operating income rate increased in the first nine months of fiscal 2026, primarily due to increased leverage from higher sales volumes, which resulted in a favorable adjusted SG&A rate, partially offset by an unfavorable gross profit rate.

Consolidated Non-GAAP Financial Measures

Reconciliations of consolidated operating income, effective tax rate and diluted EPS (GAAP financial measures) to consolidated adjusted operating income, adjusted effective tax rate and adjusted diluted EPS (non-GAAP financial measures), respectively, were as follows ($ in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating income	$198	$350	$668	$1,045
% of revenue	2.0%	3.7%	2.4%	3.8%
Intangible asset amortization(1)	3	5	12	16
Long-lived asset impairment(2)	21	-	21	-
Restructuring charges(3)	(5)	(4)	218	4
Goodwill and intangible asset impairments(2)	171	-	171	-
Adjusted operating income	$388	$351	$1,090	$1,065
% of revenue	4.0%	3.7%	3.9%	3.9%

Effective tax rate	31.5%	23.9%	22.3%	24.8%
Intangible asset amortization(1)	(0.3)%	(0.1)%	0.1%	—%
Long-lived asset impairment(2)	(1.4)%	—%	0.2%	—%
Restructuring charges(3)	(1.5)%	—%	3.2%	—%
Goodwill and intangible asset impairments(2)	(3.7)%	—%	0.5%	—%
Loss on disposal of subsidiaries(4)	—%	—%	0.1%	—%
Adjusted effective tax rate	24.6%	23.8%	26.4%	24.8%

Diluted EPS	$0.66	$1.26	$2.48	$3.73
Intangible asset amortization(1)	0.02	0.02	0.06	0.07
Long-lived asset impairment(2)	0.10	-	0.10	-
Restructuring charges(3)	(0.03)	(0.02)	1.02	0.02
Goodwill and intangible asset impairments(2)	0.81	-	0.80	-
Loss on disposal of subsidiaries(4)	-	-	0.02	-
Income tax impact of non-GAAP adjustments(5)	(0.16)	-	(0.66)	(0.02)
Adjusted diluted EPS	$1.40	$1.26	$3.82	$3.80
For additional information regarding the nature of charges discussed below, refer to Note 2, Restructuring; Note 3, Goodwill and Intangible Assets; and Note 4, Fair Value Measurements, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology assets.
(2)Represents charges incurred related to Best Buy Health, comprised of non-cash impairments of goodwill, intangible assets and certain long-lived assets.
(3)Represents charges and subsequent adjustments for the three and nine months ended November 1, 2025, primarily related to a labor and store optimization initiative that commenced in the second quarter of fiscal 2026, and a restructuring initiative within our Best Buy Health business that commenced in the first quarter of fiscal 2026. Charges and subsequent adjustments for the three and nine months ended November 2, 2024, primarily related to an enterprise-wide restructuring initiative that commenced in the fourth quarter of fiscal 2024.
(4)Primarily represents the loss on disposal of a component of our Best Buy Health business.
(5)The non-GAAP adjustments primarily relate to the U.S. As such, the forecasted annual income tax on a portion of the U.S. non-GAAP adjustments is calculated using the statutory tax rate of 24.5%, adjusted for tax benefits discrete to the period. There is no forecasted annual income tax for a portion of the U.S. non-GAAP adjustments, as there is no forecasted annual tax benefit on the expenses in the calculation of GAAP income tax expense.

Adjusted operating income rate increased in the third quarter of fiscal 2026, primarily due to a favorable SG&A rate, partially offset by an unfavorable gross profit rate.

Adjusted operating income rate in the first nine months of fiscal 2026 remained effectively unchanged from the first nine months of fiscal 2025.

Adjusted effective tax rate increased in the third quarter of fiscal 2026, primarily due to decreased tax benefits from green energy incentives and increased U.S. taxes from sourcing operations, partially offset by increased tax benefits from resolutions of tax matters. Adjusted effective tax rate increased in the first nine months of fiscal 2026, primarily due to decreased tax benefits from green energy incentives and resolutions of tax matters, as well as increased U.S. taxes from sourcing operations.

Adjusted diluted EPS increased in the third quarter of fiscal 2026, primarily due to higher adjusted operating income.

Adjusted diluted EPS increased in the first nine months of fiscal 2026, primarily due to higher adjusted operating income and lower diluted weighted-average common shares outstanding, partially offset by the impact of the higher adjusted effective tax rate and lower investment income.

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

Cash and cash equivalents were as follows ($ in millions):

	November 1, 2025	February 1, 2025	November 2, 2024
Cash and cash equivalents	$923	$1,578	$643
The decrease in cash and cash equivalents from February 1, 2025, was primarily due to dividend payments, the timing and volume of inventory purchases and payments, capital expenditures and share repurchases, partially offset by cash flows related to earnings.

The increase in cash and cash equivalents from November 2, 2024, was primarily due to positive cash flows from operations, primarily driven by earnings, partially offset by dividend payments, capital expenditures and share repurchases.

Cash Flows

Cash flows were as follows ($ in millions):

	Nine Months Ended
	November 1, 2025	November 2, 2024
Total cash provided by (used in):
Operating activities	$684	$561
Investing activities	(555)	(522)
Financing activities	(808)	(892)
Effect of exchange rate changes on cash and cash equivalents	5	(2)
Decrease in cash, cash equivalents and restricted cash	$(674)	$(855)

Operating Activities

The increase in cash provided by operating activities in the first nine months of fiscal 2026 was primarily driven by an increase in net earnings adjusted for non-cash items, partially offset by the timing and volume of inventory purchases and payments.

Investing Activities

The increase in cash used in investing activities in the first nine months of fiscal 2026 was primarily due to the disposal of a component of our Best Buy Health business.

Financing Activities

The decrease in cash used in financing activities in the first nine months of fiscal 2026 was primarily driven by lower share repurchases.

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

On April 18, 2025, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into April 2023 and scheduled to expire in April 2028, but was terminated on April 18, 2025. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of November 1, 2025, or the Previous Facility as of February 1, 2025, or November 2, 2024.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $271 million, $290 million and $295 million as of November 1, 2025, February 1, 2025, and November 2, 2024, respectively. The decreases in restricted cash from February 1, 2025, and November 2, 2024 were primarily due to releases of product protection reserves based on claims and purchasing behaviors of customers participating in our membership offerings.

Debt and Capital

As of November 1, 2025, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 8, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Total cost of shares repurchased	$34	$135	$201	$285
Average price per share	$74.03	$95.43	$67.28	$87.19
Total number of shares repurchased	0.5	1.4	3.0	3.2
Regular quarterly cash dividend per share	$0.95	$0.94	$2.85	$2.82
Cash dividends declared and paid	$199	$202	$602	$607

The total cost of shares repurchased decreased in the third quarter of fiscal 2026, due to decreases in the volume of repurchases and the average price per share. The total cost of shares repurchased decreased in the first nine months of fiscal 2026, due to decreases in the average price per share and the volume of repurchases .

Cash dividends declared and paid decreased in the third quarter and first nine months of fiscal 2026, due to fewer shares outstanding, partially offset by increases in the regular quarterly cash dividend per share.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of November 1, 2025, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

Other than the goodwill impairment recorded in the third quarter of fiscal 2026 for the Best Buy Health reporting unit, there have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2025. See Note 3, Goodwill and Intangible Assets, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Certain cash, cash equivalents and restricted cash generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, for further information regarding our interest rate swaps.

As of November 1, 2025, we had $1.2 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $0.7 billion. As of November 1, 2025, a 50-basis point increase in short-term interest rates would have led to an estimated $3 million increase in interest income during the third quarter ended November 1, 2025, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $3 million decrease in interest income during the third quarter ended November 1, 2025.

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

During the third quarter and first nine months of fiscal 2026, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar against the Canadian dollar compared to the prior-year period. The estimated impact of foreign exchange rate fluctuations on our revenue had an unfavorable impact of $13 million and $44 million in the third quarter and first nine months of fiscal 2026, respectively. The estimated impacts of foreign exchange rate fluctuations on our net earnings in the third quarter and first nine months of fiscal 2026 were not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at November 1, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at November 1, 2025, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended November 1, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 3, 2025 through August 30, 2025	320,184	$70.00	320,184	$3,095,000,000
August 31, 2025 through October 4, 2025	-	$-	-	$3,095,000,000
October 5, 2025 through November 1, 2025	147,689	$82.75	147,689	$3,083,000,000
Total fiscal 2026 third quarter	467,873	$74.03	467,873	$3,083,000,000

Item 5.    Other Information

Rule 10b5-1 Plan Elections
During the fiscal quarter ended November 1, 2025, none of the Company’s directors or officers (as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2026, filed with the SEC on December 5, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of November 1, 2025, February 1, 2025, and November 2, 2024, (ii) the Condensed Consolidated Statements of Earnings for the three and nine months ended November 1, 2025, and November 2, 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended November 1, 2025, and November 2, 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended November 1, 2025, and November 2, 2024, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended November 1, 2025, and November 2, 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the third quarter of fiscal 2026, filed with the SEC on December 5, 2025, formatted in iXBRL (included as Exhibit 101).
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

BEST BUY CO., INC. (Registrant)

Date: December 5, 2025	By:	/s/ CORIE BARRY
Corie Barry Chief Executive Officer

Date: December 5, 2025	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas Senior Executive Vice President, Chief Financial Officer & Enterprise Strategy

Date: December 5, 2025	By:	/s/ MATHEW R. WATSON
Mathew R. Watson Senior Vice President, Finance – Controller and Chief Accounting Officer