Form 10-K
period 2026-01-31
BEST BUY CO INC
filed 2026-03-18
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-9595
______________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐
Smaller Reporting Company		☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                              Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $11.9 billion, computed by reference to the price of $64.12 per share, the price at which the common equity was last sold on August 1, 2025, as reported on the New York Stock Exchange-Composite Index. (For purposes of this calculation, all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)
As of March 16, 2026, the registrant had 209,112,577 shares of its common stock, $0.10 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement relating to its 2026 Regular Meeting of Shareholders ("Proxy Statement") are incorporated by reference into Part III. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

BEST BUY FISCAL 2026 FORM 10-K

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

Segments and Geographic Areas

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Essentials, Best Buy Health, Best Buy Marketplace, Geek Squad, Imagine That, Insignia, Lively, Jitterbug, My Best Buy, My Best Buy Memberships, Pacific Kitchen and Home, TechLiquidators and Yardbird; and the domain names bestbuy.com, lively.com, techliquidators.com and yardbird.com. Our International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Express, Best Buy Marketplace, Best Buy Mobile, Geek Squad, Insignia and TechLiquidators and the domain names bestbuy.ca and techliquidators.ca.

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
•Entertainment - drones, gaming (including hardware, peripherals and software, as well as augmented reality glasses), toys, virtual reality and other software;
•Services - advertising, delivery, health-related services, installation, marketplace commissions, memberships, repair, set-up, technical support, warranty-related services; and
•Other - other product offerings, including baby, food and beverage and outdoor living.

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

Suppliers and Inventory

Our Domestic and International segments purchase merchandise from a variety of suppliers. In fiscal 2026, our 20 largest suppliers accounted for approximately 80% of the merchandise we purchased, with five suppliers – Apple, Samsung, HP, LG and Sony – representing approximately 55% of total merchandise purchased. We generally do not have long-term written contracts with our vendors that would require them to continue supplying us with merchandise or that secure any of the key terms of our arrangements.

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

Store Development

We had 1,068 stores at the end of fiscal 2026 throughout our Domestic and International segments. Our stores are a vital component of our omnichannel strategy, and we believe they are an important competitive advantage. We also have vendor store-within-a-store concepts to allow closer vendor partnerships and a higher quality customer experience. We continuously look for opportunities to optimize our store space, renegotiate leases and selectively open or close locations to support our operations.

Intellectual Property

We own or have the right to use valuable intellectual property such as trademarks, service marks and trade names, including, but not limited to, Best Buy, Best Buy Ads, Best Buy Business, Best Buy Essentials, Best Buy Express, Best Buy Health, Best Buy Marketplace, Geek Squad, Imagine That, Insignia, Jitterbug, Lively, Magnolia, My Best Buy, My Best Buy Memberships, Pacific Kitchen and Home, Pacific Sales, Rocketfish, TechLiquidators, Yardbird and our Yellow Tag logo.

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

Corporate Responsibility & Sustainability ("CR&S")

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
•To reduce waste and maximize resource efficiency, we continue to develop a more sustainable supply chain by certifying our supply chain locations under the TRUE zero waste program.

Our focus on sustainable products centers on energy efficiency. By assorting and promoting a broad range of energy-efficient electronics and appliances, we help customers reduce their environmental impact and energy costs throughout the life of the product.

We support the circular economy by keeping consumer products in use for as long as possible through our repair and trade-in services. We put materials back into the manufacturing process when products reach the end of their lives through our electronics and appliance recycling program.

Since launching our nationwide e-waste recycling program in 2008, we have continued to expand our industry leading efforts, and in fiscal 2026, we introduced new financial incentives, continued convenient mail-back options and enhanced home haul-away services to make recycling easier and more rewarding.

Human Rights and Responsible Sourcing

We are committed to respecting human rights through our alignment with the United Nations Guiding Principles on Business and Human Rights.

Further, across the products and services we procure, we seek to mitigate risk and enhance our partnership with suppliers and create value for all stakeholders through our Responsible Sourcing Program. We are active members of the Responsible Business Alliance, as are many of the major brands we sell, which allows us to partner across initiatives and increase our impact. Collectively, we embrace a common Supplier Code of Conduct and audit methodology that creates business value by improving working conditions and environmental practices throughout the supply chain.

Social Impact

We are committed to helping young people build brighter futures by preparing them to enter quality tech-reliant careers of the future. We are refreshing our community commitments to focus on creating economic opportunity for young people as they chart their path from education to employment. This includes working with a community of like-minded employers moving beyond traditional hiring models, valuing skills over credentials to build a dynamic, resilient workforce. Similarly, our employee volunteer programs, like Geek Squad Academy, spark excitement and interest in technology for young learners while engaging our employees’ unique technical expertise.

Best Buy serves as a fiscal sponsor of the Best Buy Foundation™, whose Best Buy Teen Tech Center® program consists of a network of youth-centered community hubs where young people can connect with the latest technology, learn career skills and engage with supportive mentors in safe environments to ensure young people are prepared for the demands of today's economy.

Human Capital Management

We believe in the power of our people. Our culture is built on the belief that engaged and committed employees – supported by opportunities to learn, grow, innovate and explore – can lead to extraordinary outcomes. At the end of fiscal 2026, we employed approximately 82,000 employees in the U.S. and Canada.

Inclusion and Belonging

We believe in a culture of belonging where everyone feels valued, can thrive and has equal opportunities at all levels in the organization. At the core of this inclusive environment are our company values, which were founded decades ago. One of our values – unleash the power of our people – emphasizes that everyone can learn, grow and be the best version of themselves. We believe that creating this environment is the right thing to do and has been key to our long-term business success.

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

Training and Development

We continue to invest in our employees and build a culture focused on developing our talent. Prioritizing foundational and leadership skill development helps to meet employees where they are at, which creates a more adaptable and resilient workforce and enhances our competitive advantage. We believe that by investing in employee training and development, we can create a better employee environment and increase productivity, retention and innovation that ultimately improves our overall company performance and brings value to stakeholders.

With the continued goal of creating learning opportunities that are tailored to the unique work of each role and a focus on solving the most important problems in our business, we expanded our variety of training experiences in fiscal 2026. Examples of enhancements include:

•We evolved our leadership development offerings to grow and transform Best Buy for its future. This included the LEAD Leadership Development program designed for corporate, supply chain and retail leaders, and expanding the Leadership Essentials program to build core leadership capabilities that help employees grow and succeed in leadership roles.
•We continued to invest in career growth and development for our employees through the Best Buy Altitude program, allowing leaders to develop their leadership skills and prepare for their next role, creating a talent bench behind high impact roles.
•We supported strategic business teams through focused functional learning by delivering structured onboarding, building training for new processes and systems, and providing targeted leadership development to enable growth and cultural transformation.
•We hosted a “Culture Weekend” with trained onboarding captains to train and prepare our seasonal workforce, while simultaneously helping foster a sense of belonging, connect staff and celebrate our company culture and values.
•We enhanced our portfolio of risk, compliance and safety training and awareness initiatives to enable employees to continuously develop safe, secure and ethical behaviors to protect the company.

Employee Benefits

Our benefits aim to support employees’ overall well-being: physical, mental, financial and work-life. We believe our ability to deliver on our purpose of enriching our customers’ lives through technology depends on ensuring our employees are living happy and healthy lives — both while at work and outside of work. In fiscal 2026, we introduced the following benefits to our employees:

•A Recognition Program providing peer-to-peer and leader recognition called Applause, allowing employees to be recognized for behaviors based on our company values.
•Enhanced Years of Service recognition, introducing new award options for completing 30 years of service, a lifetime employee discount after 35 years and a fully-paid sabbatical after 40 years.
•No Cost-No Debt College Degrees program for eligible full-time and part-time employees to supplement our existing tuition assistance and tuition discount programs.
•New features of our Employee Assistance Program, including Well-being Assessments, Well-being Coaching and an increased number of covered counseling sessions.

Additionally, in fiscal 2026, we continued our focus on:

•Caregiver support, including:
•Access to Joshin, a support system for employees and their loved ones with a focus on disabilities and neurodivergence;
•Personalized help in a time of great need through Wellthy, a program that helps with emergency housing, healthcare, substance abuse, complex eldercare issues and other moments of crisis;
•Pay continuation (paid leave) and caregiver pay so employees can care for themselves and their loved ones; and
•Parental leave for U.S. employees that provides eligible birth parents 100% pay for up to 10 weeks and eligible non-birth parents 100% pay for up to four weeks;
•Up to $2,500 in financial assistance to employees experiencing personal hardship through the HOPE Fund – Helping Our People in Emergencies – in partnership with the Richard M. Schulze Family Foundation; and
•Mental health support, including our commitment to raise awareness by equipping employees with training to notice issues in themselves or others, and then find help.

The Compensation and Human Resources Committee of our Board oversees risks related to our human capital management through its regular review of our practices, policies and programs, which includes overall employee wellness and engagement in these areas, employee benefit plan compliance, leadership succession planning and wage, retention and hiring programs.

For more information on CR&S matters, as well as human capital management, please see Best Buy’s Fiscal 2026 Corporate Responsibility and Sustainability Report expected to be published later this year, at https://corporate.bestbuy.com/reports-and-resources. This website and the report are not part of this Annual Report on Form 10-K and are not incorporated by reference herein.

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

Item 1A. Risk Factors.

Described below are certain risks we believe apply to our business and the industry in which we operate. The risks are categorized using the following headings: external, strategic, operational, regulatory, compliance and legal, and financial and market. Each of the following risk factors should be carefully considered in conjunction with other information provided in this Annual Report on Form 10-K and in our other public disclosures. The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing and, consequently, the market value of our common stock and debt instruments. These risks could cause our future results to differ materially from historical results and from guidance we may provide regarding our expectations of future financial performance. The risks described below are not an exhaustive list of all the risks we face. There may be others that we have not identified or that we have deemed to be immaterial. All forward-looking statements made by us or on our behalf are qualified by the risks described below.

External Risks

Macroeconomic pressures may adversely affect consumer spending and our financial results.

To varying degrees, our products and services are sensitive to changes in macroeconomic conditions. Consumer demand for the products and services that we offer could be, or could continue to be, affected by a number of factors, including: real GDP growth, inflation, recession, consumer confidence, employment levels, effects of government closures, cost of living, uncertainty over the availability of government benefits, tax rates, availability of consumer financing, interest rates, housing market conditions, foreign currency exchange rates, the price of oil, gas and other commodities and other macroeconomic trends. Additionally, the impact of these factors could be compounded with respect to discretionary purchases of consumer electronics.

These macroeconomic conditions impact consumer behavior and spending in various ways, including:

•whether consumers make a purchase;
•how frequently consumers upgrade or replace their devices;
•consumers' choice of brand, model or price-point; and
•consumers' appetite for complementary services (for example, My Best Buy Plus™ or My Best Buy Total™ membership).

Any decrease in consumer demand due to macroeconomic conditions may negatively impact our financial results.

We are subject to specific pressures that may increase our product prices, including high consumer demand, inflation, governmental actions (e.g., tariffs) and supply chain disruptions. Additionally, price increases in the products we purchase for resale may require us to adjust our sales prices. Our ability to increase prices to offset these pressures might be limited, requiring us to absorb these increases within our margins. Increases in the cost of living may also put pressure on our ability to offer competitive compensation and other employer-provided benefits and may adversely affect our financial results. Any economic factors or circumstances resulting in higher costs for transportation, labor, insurance, healthcare or commodities can increase our operating, selling, general and administrative costs and otherwise materially adversely affect our financial results.

Geopolitical pressures may adversely impact our supply chain, the cost of our products or revenues and financial results.

Geopolitical tensions, both domestic and international, including issues related to trade routes, political instability and divisiveness, the potential implementation of more restrictive trade policies, tariff increases and/or volatility, the realignment of alliances or the renegotiation of existing trade agreements could continue to have a material adverse impact on our business.

While we directly import approximately 1% to 3% of our overall assortment, our global supply chain for consumer electronics is heavily reliant on vendor imports from foreign countries (including products sourced from China, Mexico and Southeast Asia). Consequently, our financial results are highly sensitive to changes in trade policies, tariffs and cross-border logistics. The scope, timing, and implementation of these policies remains uncertain and may result in new or modified tariff regimes, additional regulatory requirements, or further trade friction with U.S. trading partners. The uncertainty caused by ongoing tariff volatility creates challenges for planning inventory, pricing and supply chain strategies, which could continue to impact our cost structure, supply chain stability and overall financial results.

Ongoing or emerging conflicts, including those in the Middle East, Ukraine and the South China Sea, may continue to impact fuel prices, inflation, the global supply chain, cybersecurity and other macroeconomic conditions, which may further adversely affect global economic growth, consumer confidence and demand for our products and services. For example, any further deterioration of relations between Taiwan and China, the resulting actions taken, the response of the international community and other factors affecting trade with China or political or economic conditions in Taiwan could disrupt the manufacturing and distribution of products or hardware components in the region, such as semiconductors and television panels sourced from Taiwan or the broader array of products sourced from China. Additionally, conflict in the Middle East, and the resulting disruption of transit through the Persian Gulf and the Strait of Hormuz, continues to disrupt global supply chain flows and impact fuel prices. Furthermore, these conflicts or other international policies and efforts may impact, or continue to impact, our critical international trade routes, such as the Panama Canal, the Red Sea and the Suez Canal. Such disruptions may increase shipping times or costs, which could adversely affect our operations and financial results.

Geopolitical tensions may provoke further retaliatory actions by our trading partners that may increase costs, disrupt our supply chain and/or impact our business operations. China maintains significant control over the majority of rare earth elements, which are essential elements in many electronic devices. Should China reinstate its export ban on rare earth elements or take other actions that restrict U.S. supply of these minerals, it would impact both the consumer electronics we sell and our business’s underlying technological infrastructure.

One or more of these factors could have a material adverse effect on our supply chain, the cost of our products or our revenues and financial results.

Catastrophic events could adversely affect our operating results.

Catastrophic events, including those driven or intensified by climate change, pose a growing risk to our operating results and financial performance. The frequency and severity of natural disasters or extreme weather events (such as storms, blizzards, extreme temperatures, earthquakes, hurricanes, floods, fires and droughts) are increasing in many of our key markets, particularly in our three largest states by total sales (California, Texas and Florida). We may experience other catastrophic events beyond natural disasters, including pandemics, civil unrest, power loss, telecommunications failures, software and hardware malfunctions, terrorism (including related cyber threats) and other acts of violence. Additionally, the locations where we do business could continue to be the subject of unrest and national attention, which impacts our ability to operate. The adverse effects of these events may be amplified should multiple events occur simultaneously, such as a natural disaster during a pandemic.

Such events may prevent our workforce and/or customers from reaching our stores and properties, disrupt segments of our supply chain and distribution network or impact critical third-party services. These disruptions may impact our ability to procure goods or services necessary for operating our business and may affect our information technology systems, limiting our ability to transact with customers and fulfill orders.

Catastrophic events could result in significant physical damage to, or closure of, our facilities. They may also necessitate preventative investments in our facilities and infrastructure. Moreover, insufficient infrastructure investment may increase the risk that large-scale disruptive events could impact our critical infrastructure, potentially having a material adverse impact on our operations and financial performance. As a consequence of these catastrophic events, we may experience interruptions to our operations or losses of property, equipment and/or inventory, which could adversely affect our revenue and profitability.

Many of the products we sell are highly susceptible to technological advancement, product life-cycle fluctuations and changes in consumer preferences.

We operate in a highly and increasingly dynamic industry sector fueled by constant technological innovation, advancement and disruption, including the rapid integration of artificial intelligence (“AI”) into consumer products. These factors manifest in a variety of ways: the emergence of new products and categories, the rapid maturation of categories, cannibalization of categories, changing price points, and product replacement and upgrade cycles.

This rapid pace of change can be hard to predict and manage. If we fail to interpret, predict and react to these changes in a timely and effective manner, the consequences may include, but are not limited to:

•failure to offer, or inability to secure an adequate supply of, the products and services that our customers want;
•excess inventory, which may require heavy discounting, liquidation or storage;
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

We constantly strive to offer consumers the best value in a highly competitive retail sector. We compete against many local, regional, national and international retailers (both online and brick and mortar), as well as against some of our vendors and mobile network carriers that are leveraging their own direct-to-customer channels to market and sell products.

Shoppers are increasingly price-conscious when making discretionary purchases. At the same time, online and multi-channel retailers are prioritizing fast, low-cost delivery options, including curbside pickup and guaranteed shipping times. Because our strategy is based on offering superior levels of customer service and a full range of complementary services, our cost structure may be higher than some of our competitors, creating additional margin pressure. Failure to manage these factors effectively while offering competitive delivery options could negatively impact our profit margins and the demand for our products.

Our ability to remain competitive also depends on effectively maintaining and growing our customer base and accurately forecasting their spending levels. An inability to drive traffic to physical and digital channels or to maintain brand relevance with target audiences could pose both an operational and financial risk. Additionally, failure to consistently meet customer expectations across stores, in-home services and online platforms could negatively impact our financial performance. Inability to quickly adapt to changes in customer behavior (e.g., AI-driven search, AI shopping bots) could have an adverse impact our financial results.

Competition is becoming increasingly diverse, including through the expansion of retail media networks, such as our retail media network, Best Buy Ads, which competes for brand marketing spend and advertiser attention. Additionally, as our Best Buy Marketplace platform expands, where third-party sellers can sell products on our platform, we face the added challenge of competing not only with external sellers but also with third-party sellers on our own platform.

Further, as our competitors develop and expand their strategic use of AI, our operations and profitability could be adversely impacted if we fail to execute or maintain our own focused AI strategy that drives technological advancement and innovation. Diverse competition may also arise from new entrants into the markets we serve, including unexpected players who could more aggressively leverage technologies such as AI and platform integrations. As these and related competitive factors evolve and progress, we may experience material adverse pressure on our revenue and profitability.

If we fail to attract, retain and engage qualified employees, our operations and profitability may be negatively impacted. In addition, changes in market compensation rates could adversely affect our profitability.

Our performance is highly dependent on attracting, retaining and engaging appropriately qualified employees in our stores, service centers, distribution centers, field and corporate offices. Our strategy of offering high-quality services and assistance for our customers requires a highly trained and engaged workforce, which is reliant on the creation and maintenance of a positive culture that is attractive to all qualified employees and beneficial relationships between employees and the enterprise. The turnover rate in the retail sector is relatively high, creating an ongoing need to recruit and train new employees. Our ability to maintain sufficient numbers of qualified employees depends on a number of factors, such as employee engagement, our reputation, our ability to train and develop our employees, our ability to connect with and promote available talent pools, our development and maintenance of employee-desired policies and practices, unemployment rates, competition from other employers, availability of qualified personnel and our ability to offer appropriate compensation and benefit packages.

Additionally, increasingly prevalent legal and regulatory restrictions on the terms or enforceability of non-competition, employee non-solicitation, confidentiality and similar restrictive covenant clauses could make it more difficult to retain qualified personnel. Further, our policies and practices may be affected by, or require changes in response to, evolving legal and regulatory restrictions on policies related to employee engagement, which may further impact our ability to retain and engage qualified employees.

We operate in a competitive labor market, and there is a risk that market increases in compensation and employer-provided benefits could have a material adverse effect on our profitability. We may be subject to continued market pressure to increase employee hourly wage rates and employer-provided benefits, especially as the cost of living increases. In addition, prolonged external stressors (e.g., from violence, political unrest or customer behavior) may affect the mental wellbeing of employees and lead to fatigue, reduced engagement and/or attrition.

Failure to recruit or retain qualified employees may impair our efficiency and effectiveness and our ability to pursue growth opportunities. In addition, significant turnover of our executive team or other employees in key positions with specific knowledge relating to our operations and industry may negatively impact our operations and financial results and potentially have cascading effects on our employees.

Our focus on services exposes us to certain risks that could have a material adverse impact on our revenue, profitability and reputation.

We offer a full range of services that complement our product offerings, including consultation, delivery, health-related services, installation, memberships, repair, set-up, technical support and warranty-related services. The strategy and execution of our service offerings are subject to incremental risks, such as:

•a sustained increase in consumer desire to purchase product offerings online and through mobile applications, impacting our ability to sell ancillary services;
•unpredictable extended warranty failure rates and related expenses;
•margin pressure from membership offerings;
•pressure from lower-cost competitors that could erode the value proposition of our premium services;
•the continual need to maintain and upgrade the technology infrastructure supporting our services;
•increased labor expenses and challenges in forecasting staffing needs, as well as pressure on traditional labor models to meet evolving customer expectations;
•bad actors posing as Geek Squad and/or customer care;
•potential claims liability due to employees traveling in company vehicles and/or working in customer homes;
•errors or omissions in the fulfillment of services;
•customer devices in our possession and the related responsibility for the security of those devices and the privacy of the data they hold;
•the potential impact on in-home services of inclement weather, health and safety concerns and catastrophic events;
•growing dependence on third parties (e.g., reduced control over subcontractor regulatory compliance and adherence to our standards, liability for third parties working on our behalf); and
•non-compliance with new and existing laws and regulations applicable to these services.

Our reliance on key vendors and mobile network carriers subjects us to various risks and uncertainties which could affect our revenue and profitability.

While we source products we sell from a wide variety of domestic and international vendors, a significant portion of our merchandise comes from a relatively small group of key suppliers. In fiscal 2026, our 20 largest suppliers accounted for approximately 80% of the merchandise we purchased, with five suppliers – Apple, Samsung, HP, LG and Sony – representing approximately 55% of total merchandise purchased. Our contracts with vendors generally do not require them to continue supplying us with merchandise. Our profitability depends on securing acceptable terms with our vendors for, among other things, the price of merchandise we purchase from them, funding for various forms of promotional programs, payment terms, allocations of merchandise, development of compelling assortments of products, data sharing terms, operation of vendor-focused shopping experiences within our stores and terms covering returns and factory warranties. While we believe we offer capabilities that these vendors value and depend upon to varying degrees, our vendors may be able to leverage their competitive advantages — for example, their own stores or online channels, their financial strength, the strength of their brands with customers or their relationships with other retailers — to our detriment. In addition, vendors may decide to limit or cease allowing us to offer certain categories, focus their marketing efforts on alternative channels or make unfavorable changes to our financial or other terms. Further, our flexibility to modify selling prices is limited due to digital technology that enables consumers to compare prices on a real-time basis, a challenge that is further amplified by the increasing use of AI-driven tools and shopping platforms.

Globally, the cost and availability of memory components have been, and may continue to be, affected by industry-wide supply constraints. While we work with vendors to adjust product and pricing strategies, these actions may not fully offset higher costs and inventory constraints, which may impact our margins and financial performance.

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

We operate a portfolio of brands with a commitment to customer service and innovation. We believe that recognition and the reputation of our company and our brands are key to our success. Operational factors, such as failure to deliver high quality services, offer competitive pricing, or meet delivery promises could damage our reputation. As we grow certain areas of the business (including Best Buy Marketplace, where there is a risk that third-party sellers, products, partners and services may fail to meet customer expectations), our reputation may be negatively affected.

External factors, such as negative public remarks or accusations, heightened violence and crime in or around our stores, or our failure to meet enhanced, and sometimes conflicting, expectations on corporate response to sensitive topics (including the use of AI), could also be damaging. Further, these risks, along with others, may be compounded by a polarized political climate and social activism directed at companies.

Third parties may commit fraud (e.g., AI-driven fraud or impersonation of Geek Squad agents) while using our brand without our permission, possibly harming brand perception or reputation.

The ubiquity of social media means that customer feedback and other information about our company, which may include fictitious information, are shared with a broad audience in a manner that is easily accessible and rapidly disseminated. Damage to the perception or reputation of our brands could result in, among other things, declines in revenues and customer loyalty (including as a result of any boycotts), decreases in gift card and service plan sales, lower employee retention and productivity and vendor relationship issues, all of which could materially adversely affect our revenue and profitability.

Failure to effectively identify, manage and execute enterprise-wide strategies could have a negative impact on our business.

We may pursue new strategic initiatives, including business relationships, acquisitions, and/or adding or expanding revenue streams, including Best Buy Ads and Best Buy Marketplace. Assessing the viability of new or existing strategies is typically subject to uncertainty, and the success of such strategies can be adversely affected by many factors, including, for example, our ability to:

•identify or appropriately evaluate the risks in our diligence assessments;
•define or communicate strategies to sufficiently mobilize and align resources in support of strategic priorities;
•manage aggressive launch schedules and simultaneous execution of strategies within our current capabilities, resources or risk appetite;
•ensure alignment and mobilization of resources across a diverse and distributed employee population;
•execute certain aspects of our strategy within state, local, federal and/or non-U.S. jurisdiction regulations;
•manage regulatory and other risks if we choose to enter new jurisdictions, including international jurisdictions;
•manage tax risks associated with new strategies and revenue streams, including tax compliance and the impact of unsettled and evolving tax laws and regulations;
•effectively manage specific risks associated with Best Buy Marketplace, including compliance with laws and regulations relating to anti-money laundering, bank account and accounting requirements and unsettled and evolving laws around liability exposure;
•curate and refine our product assortment or offerings to meet customer expectations;
•integrate aspects of potential strategies into our existing business, such as new product or service offerings or information technology systems;
•generate growth from new or emerging strategies;
•accurately predict customer demand, meet customer expectations or generate forecasted revenue or profitability;
•maintain appropriate internal controls over financial reporting;
•accurately forecast financial performance, given the potential for unforeseen changes in the business environment;
•modernize technology platforms to support strategic initiatives, operations, compliance, and retail demands;
•generate expected synergies, such as cost reductions and other benefits; and
•manage potential adverse impacts on relationships with employees, vendors and other key partners of our existing business.

If our new or emerging strategies are unsuccessful, our reputation could be negatively impacted. Additionally, liquidity and profitability could be materially adversely affected, and we may be required to recognize material impairments to goodwill and other assets acquired or elect to discontinue certain areas of the business. For example, we recorded impairment charges related to our decision to exit a component of our Best Buy Health business in fiscal 2026. Our strategies may also divert our financial resources and management’s attention from other important areas of our business.

Failure to effectively manage our infrastructure, real estate portfolio and market segmentation strategy may negatively impact our business.

Managing our real estate portfolio effectively is critical to our omnichannel strategy. Failure to identify and secure suitable store and other facility locations, negotiate appropriate terms related to our real estate portfolio, or respond appropriately to any unforeseen changes could impair our ability to compete successfully and maintain profitability. In addition, any of the following factors could impact our long-term real estate strategy:

•our ability to adjust store operating models to adapt to changing consumer patterns;
•the location and appropriate number of stores, supply chain and other facilities in our portfolio;
•the products and services we offer at each store;
•the local competitive positioning, trade area demographics and economic factors for each of our stores;
•the primary term lease commitment and long-term lease option coverage for each store; and
•our ability to meet the evolving physical upgrades and maintenance needs of stores, facilities, and supply chain infrastructure necessary to support any changes to our strategy.

Operational Risks

Interruptions and other factors affecting our supply chain may adversely affect our business.

Our supply chain assets are a critical part of our operations, particularly considering industry trends and initiatives, such as ship-from-store and the emphasis on fast delivery when purchasing online. We depend on our vendors’ abilities to deliver products to us at the right location, at the right time and in the right quantities. We also depend on third parties for the operation of certain aspects of our supply chain network. The continuing growth of online purchases for delivery increases our exposure to these risks. The factors that could adversely affect our operations or cause interruptions to our delivery capabilities include, but are not limited to:

•our ability to maintain and upgrade the technology infrastructure supporting our retail and supply chain operations;
•the risk to our employees, customers and inventory arising from burglaries or robberies in transit, at our stores or at our other facilities;
•our third parties’ ability to meet our standards or commitments;
•our ability to meet growing supply chain capacity needs (e.g., fulfillment as a service, Best Buy Marketplace returns and recalls); and
•the consolidation, business failures and heightened political scrutiny associated with the transportation and distribution sectors.

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
•geopolitical affairs, including tariffs and other measures that impact the price or availability of transporting our products;
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

We engage key third-party business partners to support various functions of our business, including delivery and installation, customer warranty, information technology, web hosting and cloud-based services, customer loyalty programs, promotional financing and customer loyalty credit cards, gift cards, technical support, transportation, insurance programs and human resource operations. A rising dependency on critical partners (e.g., software as a service (“SaaS”), advertising, shipping) may lead to limited leverage to manage cost escalation or contractual terms and could negatively impact our operations. Any material disruption in our relationships with key third-party business partners or any disruption in the services or systems provided or managed by third parties could impact our revenues and cost structure and hinder our operations, particularly if a disruption occurs during peak revenue periods.

We are subject to risks related to the products we sell, including those products sold on our Best Buy Marketplace platform and products under our exclusive brand labels (Best Buy Essentials, Insignia, Lively, Rocketfish and Yardbird brands) that could affect our operating results.

If the products we sell fail to meet, or are alleged to fail to meet, applicable safety standards or our customers’ expectations regarding safety and quality, we could be exposed to increased legal risk and damage to our reputation. Failure to take appropriate actions in relation to product-related issues (e.g., product recalls) could lead to violations of laws and regulations and leave us susceptible to government enforcement actions or private litigation. Recalls of products, particularly when combined with lack of available alternatives or difficulty in sourcing sufficient volumes of replacement products, could also have a material adverse impact on our revenue and profitability.

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

Because we have greater responsibility for products under our exclusive brand labels, recalls or safety issues involving these products may present heightened risks compared to branded goods, including:

•exposure and responsibility to consumers for warranty replacements and repairs as well as product liability claims (including bodily injury or death) and government-enforced actions, some of which may require us to take significant actions, such as recalling products;
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
Most of our exclusive brand products are manufactured by contract manufacturers in China, Mexico and Southeast Asia, which may limit our ability to do the following:

•seek recourse from manufacturers may be limited in foreign jurisdictions;
•conform in a timely manner to new rules or interpretations of developing and often-changing labor and environmental laws for the manufacturing of products in foreign countries; and
•source alternatives quickly enough to avoid interruptions in product supply due to disruptions, such as trade disputes or excessive tariffs.

Our expanding Best Buy Marketplace, including our existing Canadian platform and our recently launched U.S. platform, could present additional risks. Should the third-party products sold on our Best Buy Marketplace fail to meet quality, safety or regulatory standards, it could erode customer trust and damage our reputation. Moreover, unsettled laws regarding retailer responsibility for product liability and intellectual property claims related to third-party products sold on marketplace platforms compound our marketplace risk.

We rely heavily on our information technology systems for key business processes. Any failure or interruption in these systems could have a material adverse impact on our business.

The effective and efficient operation of our business is dependent on our information technology systems and those of our information technology service providers. We rely heavily on these information technology systems to manage all key aspects of our business, including demand forecasting, purchasing, supply chain management, transaction processing, fulfillment of products and services (including, for example, our urgent response and care center services provided by Best Buy Health), staff planning and deployment, financial management, reporting and forecasting and safeguarding critical and sensitive information.

Our information technology systems and those of our partners are subject to damage or interruption from several potential sources including:

•power outages, computer and telecommunications failures;
•catastrophic events (such as grid failures, fires, tornadoes, earthquakes and hurricanes);
•computer viruses, worms or other malicious computer programs;
•denial-of-service attacks, security incidents (through cyber-attacks and other malicious actions, including ransomware and social-engineering attacks);
•malicious attacks by foreign governments, criminals or other non-state actors;
•configuration or usage errors;
•unforeseen traffic levels;
•loss of inability to access or process critical data; and
•other technical difficulties or events outside of our control.

These risks may be made more salient or may be compounded by a variety of factors, including:

•delays in modernizing these services and technology platforms;
•increasing demand and expectation for data hygiene and availability, both from internal and external partners;
•criticality of our online interactions and sales;
•continued hybrid or full-time remote working arrangements for many employees;
•increasing use of SaaS, platform as a service and infrastructure as a service providers;
•leveraging of new AI technologies in key business processes; and
•use of AI by threat actors to engage in automated, targeted and coordinated attacks of systems.

While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which in turn could interrupt the functionality of our information technology systems or those of third parties. For example, as threat actor use of adversarial AI technology increases, vulnerabilities may be identified and exploited at a more rapid pace, which will make maintaining our system integrity more challenging.

If we fail to secure these systems against attacks, or fail to effectively configure, upgrade and maintain our hardware, software, network, and system infrastructure and improve the efficiency, resiliency and capacity of our systems, it could cause system interruptions and delays and hinder our ability to accept and fulfill customer orders, provide customer service and/or perform other necessary business functions. Any interruption could have a material adverse impact on our revenue and operations, cause us to incur material costs and/or adversely affect our reputation.

Failure to prevent or effectively respond to a breach of the security or privacy of our customer, employee, vendor or company information could expose us to substantial costs and reputational damage, as well as litigation and enforcement actions.

Our business involves the collection, use, sharing and retention of personal information (including payment card information and protected health information) and confidential business information. We share personal and confidential information with suppliers and other third parties and use third-party technology and systems that process and transmit information for a variety of activities.

We have been the target of attempted cyber-attacks and other security threats, and we may be subject to breaches of our information technology systems. While we engage in significant cybersecurity and data-protection efforts, criminal activity (such as cyberattacks), lapses in our controls, impersonation of individuals with proper access controls, or the intentional or negligent actions of employees, business associates or third parties may undermine our cybersecurity and privacy measures. As a result, unauthorized parties may obtain access to our data systems and misappropriate company, employee, third-party or customer information, authorized parties may use or share personal information in an inappropriate manner, or bad actors may otherwise seek to extract financial gain based on access to, or possession of, company, employee, customer or vendor information. Furthermore, because the methods used to obtain unauthorized access change frequently and may not be immediately detected, and given the potentially disruptive nature of emerging technologies, we may be unable to anticipate such attacks or promptly and effectively respond to them.

The integration of AI into our operations introduces cybersecurity and privacy risks (including unauthorized or misuse of AI tools) and could lead to potential unauthorized access, use, acquisition, release, disclosure, alteration or destruction of personal or confidential information or challenge the stability of our platforms. Further, evolving consumer behaviors, such as shopping through AI-driven services, introduces growing complexity and heightened cybersecurity and privacy risks. These trends increase the complexity of bot mitigation strategies, requiring organizations to maintain robust cybersecurity controls while ensuring discoverability within agentic services and AI-powered search environments. This dual challenge amplifies our exposure to potential data privacy breaches, automated exploitation, and integrity risks in digital ecosystems.

Sensitive customer data may also be present on customer-owned devices entrusted to us for service and repair. Vulnerable code on products sold or serviced, including our exclusive brands, may also result in a compromise of customer privacy or security. If our efforts to protect against such compromises and reasonably ensure appropriate handling of customer data on devices we manufacture, sell or service are not effective, we may incur potential liability and damage to our customer relationships.

Increasing costs associated with information security and privacy, such as increased investment in technology and qualified staff, costs of compliance, costs resulting from fraud or criminal activity and costs of cyber and privacy insurance, could cause our business and results of operations to suffer materially. In addition, any compromise of our data security may materially increase the costs we incur to protect against such breaches and could subject us to additional legal risk. Any compromise of our customer information or other confidential information could have a material adverse impact on our reputation and/or our relationships with our customers and partners, which may in turn have a negative impact on our revenue and may expose us to material costs, penalties and claims.

Additionally, newly applicable and potential new or significantly revised state, provincial and federal laws and regulations in the jurisdictions in which we do business are expanding (and may further expand) our obligations to protect and honor the privacy and security of personal information, imposing new restrictions on the collection, use, sharing and retention of data and requiring additional implementation resources, all of which create incremental risk arising from a potential breach or compliance failure. The proliferation of new and updated privacy laws and regulations, including the rise of extreme data minimization legislation, has the potential to limit our ability to collect, use or share personal information and thus hinder our strategic and marketing efforts (e.g., Best Buy Ads and Best Buy’s own efforts to communicate with consumers). We could be subject to heightened regulatory investigations, penalties and fines if a cybersecurity event or privacy violation is related to data or sensitive personal information that is regulated by laws such as, for example, the Health Insurance Portability and Accountability Act (HIPAA), the Personal Information Protection and Electronic Documents Act (PIPEDA), or the California Consumer Privacy Act (CCPA).

Regulatory, Compliance and Legal Risks

We are subject to statutory, regulatory and legal developments that could have a material adverse impact on our business.

Regulatory activity affecting the retail sector is dynamic, posing the potential risk of fines and additional operating costs associated with compliance. Additionally, defending against lawsuits and other proceedings may involve significant expense and divert management’s attention and resources from other matters. Some of the most significant compliance and litigation risks we face include, but are not limited to:

•the difficulty of complying with sometimes conflicting statutes, regulations and executive orders in local, national and international jurisdictions;
•the potential for incremental costs related to compliance with new or existing environmental legislation or international agreements affecting greenhouse gas emissions, electronics recycling, water usage or product materials;
•the challenges of ensuring compliance with applicable product laws and regulations, including laws and regulations related to product safety, product transport and product disposal, as well as laws and regulations related to the products sold by us or by Best Buy Marketplace sellers and the products we contract to manufacture;
•increased legal and regulatory exposure resulting from new and expanding business areas (e.g., Best Buy Marketplace and Best Buy Ads), especially the potential impact of the unsettled legal landscape relating to third-party marketplaces and retail media networks;
•the impact of evolving regulations governing data privacy and security, including limitations on the collection, use or sharing of information, consumer rights to access, delete or limit/opt-out of the use of information, and litigation arising from new private rights of action;
•the potential lingering residual obligations due to the divestment of certain health-related services in fiscal 2026;
•the impact of other new or changing statutes and regulations that may require changes to our compliance programs and attendant costs of those programs;
•the challenges of ensuring compliance with applicable labor and employment laws, including: laws governing the organization of unions and related rules that affect the nature of labor relations, which are frequently modified by the National Labor Relations Board; laws that impact the relationship between the company and independent contractors and the classification of employees and independent contractors; laws regarding non-discrimination and related issues; and wage and hour laws, such as minimum wage, sick time scheduling, paid leave and non-compete covenants;
•the challenges arising from regulatory lags in addressing and adapting to rapid AI advancements;
•the impact of litigation and dispute resolution, including class-action lawsuits involving consumers, shareholders and labor and employment matters, mass arbitration, pricing claims, and potential changes to arbitration rules that could increase costs; and
•the impact of regulatory and legislative uncertainty, such as changing U.S., state or other countries’ tax laws and regulations or evolving interpretations of existing tax laws, shifting federal policies, and an increasingly fragmented patchwork of federal and state regulations.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to cybersecurity, corporate responsibility and sustainability matters.

We are subject to changing rules and regulations promulgated by several governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange, the Financial Accounting Standards Board and various states. These rules and regulations continue to evolve, demanding increased attention and vigilance for compliance. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focusing on cybersecurity, CR&S matters and related disclosures, with some expressing or pursuing opposing views with respect to related initiatives. We could face adverse financial or reputational impacts if we are perceived as misaligned with these differing perspectives or agendas. As a result of these changing rules, regulations and stakeholder expectations, there has been, and will likely continue to be, an increase in general and administrative expenses and an increase in management time and attention spent complying with or meeting such regulations and expectations.

We may also communicate certain initiatives and goals regarding sustainability, responsible sourcing, social investments and other related matters in our SEC filings or in other public disclosures. These initiatives and goals within the scope of CR&S could be difficult and expensive to implement, the technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace and we could be criticized for the accuracy, adequacy or completeness of the disclosures. Further, statements about our initiatives and goals and progress toward those goals may be based on measurement standards that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized or face legal action, including shareholder suits, customer boycotts or governmental scrutiny, for the scope or nature of such initiatives or goals, or for any revisions to these goals. Any issues with our CR&S-related reporting, processes or goals, such as incomplete or inaccurate information, failure to achieve timely progress with respect to our goals, or misalignment with our stakeholders’ expectations, could negatively impact our reputation, business, financial performance or growth.

Our international activities are subject to many of the same risks as described above, as well as to risks associated with the legislative, judicial, regulatory, political, economic and cultural factors specific to the countries or regions in which we operate.

We have wholly-owned legal entities registered in various foreign countries, including Bermuda, Canada, China, India, Luxembourg, the Republic of Mauritius, the United Kingdom and Vietnam. Additionally, most of our exclusive brand products are manufactured by contract manufacturers based in China, Mexico and Southeast Asia. During fiscal 2026, our International segment generated approximately 8% of our consolidated revenue. In addition to the risk factors identified throughout, our international operations could be impacted by additional risks, including:

•political conditions, diplomatic relationships and alliances and geopolitical events, including war and terrorism;
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

These factors could significantly disrupt our international operations, impact our return on investment or necessitate adjustments to our international strategy, including modifying or exiting our operations in certain locations. As a result, we may experience material adverse effects to our revenue and profitability and could incur material impairments and other exit costs.

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

As discussed above, our revenues are susceptible to volatility from various sources, which can lead to periods of flat or declining revenues. However, some of our operating costs are fixed and/or are subject to multi-year contracts. Some elements of our costs may be higher than our competitors’ because of, for example, our extended retail footprint and structure, our hourly pay structure, our differentiated service offerings or our level of customer service. Accordingly, our ongoing drive to reduce costs and increase efficiency represents a strategic imperative. Failure to successfully manage our costs could have a material adverse impact on our profitability and curtail our ability to fund our growth or other critical initiatives.

We are highly dependent on the cash flows and net earnings we generate during our fiscal fourth quarter, which includes the majority of the holiday shopping season.

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. In addition, the holiday shopping season also incorporates many other unpredictable factors, such as the level of competitive promotional activity, new product release activity and customer buying patterns, which makes it difficult to forecast and react to these factors quickly. Unexpected events or developments, such as pandemics, natural or man-made disasters, changes in consumer demand and spending, economic factors, product sourcing issues, AI developments, cyber-attacks, failure or interruption of management information systems, or disruptions in services or systems provided or managed by third-party vendors could significantly disrupt our operations, especially during the fiscal fourth quarter. As a result of these factors, our fiscal fourth quarter and annual results could be adversely affected.

Economic, regulatory and other developments could adversely affect our ability to offer attractive promotional financing to our customers and adversely affect the profits we generate from these programs.

In partnership with third parties, we offer promotional financing as well as credit cards issued by third-party banks that manage and directly extend credit to our customers. Customers choosing promotional financing can receive extended payment terms and low- or no-interest financing on qualifying purchases. We believe our financing programs generate incremental revenue from customers who prefer the financing terms to other available forms of payment or otherwise need access to financing in order to make purchases. Approximately 25% of our fiscal 2026 Domestic segment revenue was transacted using one of the company’s branded cards. In addition, we earn profit-share income and share in any losses from some of our banking partners based on the performance of the programs. Profit-sharing revenue from our credit card arrangement approximated 1.2% of Domestic segment revenue in fiscal 2026. The income or loss we earn in this regard is subject to numerous factors, including the volume and value of transactions, the terms of promotional financing offers, bad debt rates, credit card delinquency rates, interest rates, the regulatory and competitive environment and expenses of operating the program. Adverse changes to any of these factors could impair our ability to offer these programs to customers and reduce customer purchases and our ability to earn income from sharing in the profits of the programs.

Constraints in the banking and capital markets or our vendor credit terms may have a material adverse impact on our liquidity.

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

Cybersecurity Governance

Our Board, with oversight by the Audit Committee, oversees management’s processes for identifying and mitigating cybersecurity risks. Executive management including our Chief Information Security Officer (“CISO”), who reports to our Chief Legal & Risk Officer, update the Audit Committee on our cybersecurity posture no less frequently than quarterly and periodically update the full Board.

Our EIP organization, led by our CISO, is responsible for the design and implementation of our information security program. Our current CISO has been with the company for more than ten years—serving as our CISO for nearly nine years—and has extensive cybersecurity experience through leadership and consulting roles. His current leadership team has over 100 years of combined cybersecurity experience. These and other EIP team members work closely with stakeholders across the company to implement the program’s policies, standards and processes. They also help ensure awareness that securing customer information and honoring our privacy promises are core employee obligations, as highlighted in our Code of Ethics and reinforced through our Valuable Information Protection training program.

Item 2. Properties.

Domestic Stores

The location and total square footage of our Domestic segment stores at the end of fiscal 2026 were as follows:

	U.S. Stores(1)		U.S. Stores(1)
Alabama	11	Nebraska	4
Alaska	2	Nevada	9
Arizona	19	New Hampshire	6
Arkansas	7	New Jersey	25
California	127	New Mexico	5
Colorado	20	New York	41
Connecticut	9	North Carolina	30
Delaware	3	North Dakota	4
District of Columbia	1	Ohio	32
Florida	59	Oklahoma	12
Georgia	28	Oregon	11
Hawaii	2	Pennsylvania	32
Idaho	5	Puerto Rico	2
Illinois	36	Rhode Island	1
Indiana	22	South Carolina	13
Iowa	10	South Dakota	2
Kansas	7	Tennessee	13
Kentucky	9	Texas	98
Louisiana	15	Utah	9
Maine	3	Vermont	1
Maryland	17	Virginia	28
Massachusetts	20	Washington	20
Michigan	27	West Virginia	6
Minnesota	16	Wisconsin	21
Mississippi	7	Wyoming	1
Missouri	14	Total Domestic store count	926
Montana	4	Square footage (in thousands)	35,954
(1)Includes 20 Pacific Sales stores, 18 Outlet Centers and 2 Yardbird stores.

International Stores

The location and total square footage of our International segment stores at the end of fiscal 2026 were as follows:

Canada Stores(1)
Alberta	23
British Columbia	25
Manitoba	4
New Brunswick	3
Newfoundland	1
Nova Scotia	3
Ontario	56
Prince Edward Island	1
Quebec	23
Saskatchewan	3
Total International store count	142
Square footage (in thousands)	3,575
(1)Includes 12 Best Buy Mobile stand-alone stores.

Ownership Status

The ownership status of our stores by segment at the end of fiscal 2026 was as follows:

	Leased Locations	Owned Locations	Owned Buildings and Leased Land
Domestic	871	23	32
International	135	3	4

Distribution

The ownership status and total square footage of space utilized for distribution by segment at the end of fiscal 2026 were as follows:

	Square Footage (in thousands)
	Leased Locations	Owned Locations
Domestic	15,416	3,168
International	1,418	-

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

Item 4. Mine Safety Disclosures.

Not applicable.

Information about our Executive Officers
(As of March 18, 2026)

Name	Age	Position with the Company	Years with the Company
Corie S. Barry	50	Chief Executive Officer	26
Matt Bilunas	53	Senior Executive Vice President, Chief Financial Officer and Enterprise Strategy	20
Jason Bonfig	49	Senior Executive Vice President, Customer Offering, Fulfillment and Best Buy Canada	27
Todd G. Hartman	59	Executive Vice President, Chief Legal and Risk Officer and Secretary	20
Kamy Scarlett	62	Senior Executive Vice President, Corporate Affairs and Human Resources	12
Mathew R. Watson	55	Senior Vice President, Controller and Chief Accounting Officer	20
Corie S. Barry is our Chief Executive Officer (“CEO”). She also serves on the company’s board of directors. Prior to becoming CEO in June 2019, she was the company’s chief financial officer and chief strategic transformation officer, overseeing strategic transformation and growth, digital and technology, global finance, investor relations, enterprise risk and compliance, integration management and Best Buy Health. In that role, she also played a critical role in developing and executing the company’s Building the New Blue growth strategy and related transformation. Ms. Barry joined Best Buy in 1999 and has held a variety of financial and operational roles across the organization, both in the field and at corporate. She became the chief financial officer in 2016 and prior to that served as the company’s chief strategic growth officer and the interim leader of Best Buy’s services organization from 2015 until 2016. She also served as senior vice president of domestic finance from 2013 to 2015; vice president, chief financial officer and business development of our home business group from 2012 to 2013; and vice president, finance of the home customer solutions group from 2010 to 2012. Prior to Best Buy, Ms. Barry worked at Deloitte & Touche LLP. Additionally, she has served on the board of directors for Domino’s Pizza Inc. since July 2018 and serves on the board of trustees for the College of St. Benedict and the University of St. John's. She also serves on the executive committees for the Business Council and the Minnesota Business Partnership, and serves as the Chairwoman of the Retail Industry Leaders Association.

Matt Bilunas is our Senior Executive Vice President, Chief Financial Officer (“CFO”) and Enterprise Strategy. In this role, he is responsible for overseeing all aspects of global finance, inclusive of audit, procurement and financial services, as well as enterprise strategy, retail operations and real estate. Since joining Best Buy in 2006, Mr. Bilunas has served in a variety of financial leadership roles, both in the field and at corporate. He started as a territory finance director in Los Angeles and has worked in the company’s domestic and international businesses. Prior to becoming CFO in 2019, he was senior vice president of enterprise and merchandise finance from 2017 to 2019; vice president, finance for category, e-commerce and marketing from 2015 to 2017; and vice president, category finance from 2014 to 2015. He also has held finance roles in retail, e-commerce and marketing. Before Best Buy, he worked at Carlson Inc., NRG Energy Inc., Bandag Inc. and KPMG. Mr. Bilunas serves on the board of Genesco, Inc.

Jason Bonfig is our Senior Executive Vice President of Customer Offering, Fulfillment and Best Buy Canada. In this role, he oversees all elements of merchandising, e-commerce, supply chain and marketing, including Best Buy’s retail media network, Best Buy Ads. He also oversees the Best Buy Canada business and leads the company’s Exclusive Brands private-label team. Mr. Bonfig has served in merchant roles for the company for over 20 years, working in and leading some of the most complex product categories. Prior to his current role, Mr. Bonfig served in the positions of chief category officer – computing, mobile, gaming, exclusive brands, printing, wearables and accessories from 2018 to 2019; and senior vice president – computing, mobile, tablets, wearables, printing and accessories from 2014 to 2018. Mr. Bonfig has also held merchant-related roles since joining the company in 1999.

Todd G. Hartman is our Executive Vice President, Chief Legal and Risk Officer and Secretary. In this role, he is responsible for the company’s legal activities and its global risk and compliance program. He also serves as corporate secretary. Mr. Hartman joined Best Buy in 2006. He most recently served as chief risk and compliance officer, overseeing enterprise data security, customer data privacy, enterprise risk management, global security, business continuity/disaster recovery, internal investigations, crisis response management and compliance and ethics from 2017 to 2019. He continues to lead the risk functions in his current role. Mr. Hartman previously was Best Buy’s deputy general counsel from 2011 to 2017. Before that, he served as the company’s chief compliance officer and vice president of strategic alliances. Prior to joining Best Buy, Mr. Hartman was a partner at Minneapolis law firm Robins Kaplan. A Minnesota native, he worked for several years as a telecommunications and technology attorney in Washington, D.C., before returning to Minneapolis. Mr. Hartman sits on the advisory board of Markaaz, Inc. He serves on the boards of the Guthrie Theatre, the Retail Litigation Center, Equal Justice Works and Project Success. He is also an adjunct faculty member at the University of Minnesota Law School.

Kamy Scarlett is our Senior Executive Vice President of Corporate Affairs and Human Resources. In this role, she oversees talent development and the health and well-being of our employees worldwide, communications and public affairs. She was appointed executive vice president, human resources in 2017. She also assumed responsibility for communications and public affairs in 2023. She previously had responsibility for Best Buy Canada from 2021 to 2024, with oversight and responsibility for Canadian business performance. She served as our president of U.S. retail stores from 2019 until 2020 and was responsible for the execution and operation of all domestic Best Buy store locations. Ms. Scarlett joined Best Buy in 2014 as senior vice president of retail and chief human resources officer for Best Buy Canada, serving in that role until 2017. She has served in a variety of retail, operations, marketing and human resources leadership roles since beginning her career in retail more than 30 years ago. Prior to joining Best Buy, Ms. Scarlett was the chief operating officer from 2012 to 2014 at Grafton-Fraser Inc., a leading Canadian retailer of men’s apparel. She also previously held leadership roles at Loblaw Cos., Hudson’s Bay Co. and Dylex Inc. Ms. Scarlett has served on the board of Dollar General Corporation since August 2024 and previously served on the board of Floor & Décor.

Mathew R. Watson was appointed our Senior Vice President, Controller and Chief Accounting Officer in 2017. He previously served as our vice president, controller and chief accounting officer from 2015 until his current role. Mr. Watson is responsible for our controllership, financial operations and external reporting functions. Mr. Watson served in the role of vice president, finance - controller from 2014 to 2015. Prior to that role, he was vice president - finance, domestic controller from 2013 to 2014. Mr. Watson was also senior director, external reporting and corporate accounting from 2010 to 2013 and director, external reporting and corporate accounting beginning in 2007. Prior to joining Best Buy in 2005, Mr. Watson worked at KPMG from 1995 to 2005. He serves on the board of directors of the Best Buy Foundation.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol BBY. In fiscal 2004, our Board of Directors (“Board”) initiated the payment of a regular quarterly cash dividend with respect to shares of our common stock. A quarterly cash dividend has been paid in each subsequent quarter. On March 3, 2026, we announced the Board’s approval of a 1% increase in the regularly quarterly cash dividend to $0.96 per share. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board.

Holders

As of March 16, 2026, there were 1,769 holders of record of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 28, 2022, our Board approved a $5.0 billion share repurchase authorization. There is no expiration date governing the period over which we can repurchase shares under this authorization. During fiscal 2026, we repurchased and retired 4.0 million shares at a cost of $273 million. For additional information, see “Share Repurchases and Dividends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8, Shareholders’ Equity, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Information regarding our repurchases of common stock during the fourth quarter of fiscal 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Nov. 2, 2025 through Nov. 29, 2025	462,754	$76.96	462,754	$3,047,000,000
Nov. 30, 2025 through Jan. 3, 2026	498,167	$73.40	498,167	$3,011,000,000
Jan. 4, 2026 through Jan. 31, 2026	-	$-	-	$3,011,000,000
Total fiscal 2026 fourth quarter	960,921	$75.11	960,921	$3,011,000,000

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

The graph below compares the cumulative total shareholder return on our common stock for the last five fiscal years with the cumulative total return on the Standard & Poor's (“S&P”) 500 Index (“S&P 500”), of which we are a component, and the S&P 500 Consumer Discretionary Distribution & Retail Index, of which we are also a component. The S&P 500 Consumer Discretionary Distribution & Retail Index is a capitalization-weighted index of domestic equities traded on the NYSE and NASDAQ and includes high-capitalization stocks representing the retail sector of the S&P 500.

The graph assumes an investment of $100 at the close of trading on January 30, 2021, the last trading day of fiscal 2021, in our common stock, the S&P 500 and the S&P 500 Consumer Discretionary Distribution & Retail Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Best Buy Co., Inc., the S&P 500
and the S&P 500 Consumer Discretionary Distribution & Retail Index

$250
$200
$150
$100
$50
$0
FY 2021
FY 2022
FY 2023
FY 2024
FY 2025
FY 2026
Best Buy Co., Inc.
S&P 500
S&P 500 Consumer Discretionary Distribution & Retail

Fiscal Years Ended	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024	February 1, 2025	January 31, 2026
Best Buy Co., Inc.	$100.00	$92.07	$83.94	$78.35	$92.71	$74.07
S&P 500	$100.00	$123.29	$113.16	$136.72	$172.78	$201.03
S&P 500 Consumer Discretionary Distribution & Retail	$100.00	$108.64	$88.85	$114.73	$161.20	$164.12
*Cumulative total return assumes dividend reinvestment.
Source: Research Data Group, Inc.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended February 1, 2025, for discussion of the results of operations for the year ended February 1, 2025, compared to the year ended February 3, 2024, which is incorporated by reference herein.

Overview

We are driven by our purpose to enrich lives through technology and our vision to personalize and humanize technology solutions for every stage of life. We accomplish this by leveraging our combination of tech expertise and a human touch to meet our customers’ everyday needs, whether they come to us online, visit our stores or invite us into their homes.

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Essentials, Best Buy Health, Best Buy Marketplace, Geek Squad, Imagine That, Insignia, Lively, Jitterbug, My Best Buy, My Best Buy Memberships, Pacific Kitchen and Home, TechLiquidators and Yardbird; and the domain names bestbuy.com, lively.com, techliquidators.com and yardbird.com. Our International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Express, Best Buy Marketplace, Best Buy Mobile, Geek Squad, Insignia and TechLiquidators and the domain names bestbuy.ca and techliquidators.ca.

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2026, fiscal 2025 and fiscal 2024 ended on January 31, 2026, February 1, 2025, and February 3, 2024, respectively. Fiscal 2026 and fiscal 2025 each included 52 weeks. Fiscal 2024 included 53 weeks with the 53rd week occurring in the fiscal fourth quarter. Unless otherwise noted, references to years within the MD&A section of this report relate to fiscal years, not calendar years. Our business, like that of many retailers, is seasonal. A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season.

Comparable Sales

Throughout this MD&A, we refer to comparable sales. Comparable sales is a metric used by management to evaluate the performance of our existing stores and digital offerings by measuring the change in net sales for a particular period over the comparable prior period of equivalent length.

Comparable sales includes revenue from stores operating for at least 14 full months; sales initiated on a website, app or virtual store; advertising revenue; commercial sales; credit card revenue; gift card breakage; marketplace commission revenue; and sales of merchandise to wholesalers and dealers. Revenue from acquisitions is included in comparable sales beginning with the first full quarter following the first anniversary of the date of the acquisition. Comparable sales excludes revenue from stores closed more than 14 days (including but not limited to relocated, remodeled, expanded and downsized stores, or stores impacted by natural disasters) until at least 14 full months after reopening; the impact of certain periodic warranty-related profit-share revenue; the effect of fluctuations in foreign currency exchange rates (applicable to our International segment only); and the impact of the 53rd week (applicable in 53-week fiscal years only). Comparable sales is based on our fiscal calendar and is not adjusted to align calendar weeks. All periods presented apply this methodology consistently.

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

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain non-GAAP financial measures, such as consolidated adjusted selling, general and administrative expenses (“SG&A”), consolidated adjusted SG&A rate, consolidated adjusted operating income, consolidated adjusted operating income rate, consolidated adjusted effective tax rate and consolidated adjusted diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets, forecasts and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and acquired intangible asset impairments, certain long-lived asset impairments, price-fixing settlements, gains and losses on disposals of subsidiaries and certain investments, amortization of definite-lived intangible assets associated with acquisitions, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

Refer to the Non-GAAP Financial Measures section below for detailed reconciliations of items impacting consolidated adjusted SG&A, consolidated adjusted operating income, consolidated adjusted effective tax rate and consolidated adjusted diluted EPS in the presented periods.

Business Strategy Update

Our multi-year strategy remains consistent, which is to strengthen our position in retail as a leading omnichannel destination for technology, while at the same time scaling new profit streams. Our fiscal 2027 priorities and resource allocation philosophy also remain consistent as we build upon the momentum from fiscal 2026. Those priorities are:

Drive omni-channel experiences that resonate with customers

Starting with our digital experiences, we have already activated on ways to bring our products to life through artificial intelligence (“AI”) platforms, which will continue to grow during fiscal 2027. We are also partnering with various platform providers to create a more seamless agentic shopping journey, making it easier for customers to both find and purchase directly from our product catalog. Other fiscal 2027 digital priorities include strengthening customer recognition and personalization, increasing customer adoption and engagement with the Best Buy App and driving digital conversion for categories like major appliances and home theater.

In our physical stores, we are continuing to improve the customer experience while also using our space more effectively – often in partnership with our vendors. From a store labor perspective, we will focus on enhancements and optimization, building on the significant operating model changes we have made in recent years that were designed to provide the experience our customers expect in the most efficient way possible.

Scaling Best Buy Ads and Best Buy Marketplace

In recent years, our retail media network, Best Buy Ads, has primarily served our merchandise vendors. In fiscal 2027, we anticipate continuing to grow Best Buy Ads through existing advertisers as well as other areas of opportunity, including advertising agencies and demand-side platforms. In order to support this growth, we are investing in our technology capabilities, marketing and headcount across our sales, operations and technology teams.

During fiscal 2026, we launched Best Buy Marketplace within our Domestic segment, which we believe will complement our existing product assortment with access to a broader range of products offered by marketplace sellers. We believe this will unlock potential new commission and advertising revenue, without requiring inventory investment. In fiscal 2027, we plan to continue to expand our third-party seller count, while investing in technology, advertising and our marketplace team to support future growth.

Drive efficiencies and identify cost reductions that are crucial to helping to fund investment capacity and offset pressure in our business

In fiscal 2027, we will continue to prioritize our longstanding commitment to operational efficiency by identifying cost reductions and other savings to help fund investment capacity for new and existing initiatives and offset financial pressures facing our business.

Tariffs

During fiscal 2026, U.S. tariffs were imposed under the International Emergency Economic Powers Act (the “IEEPA”) that applied to certain imported private‑label branded and direct import products that we sold during the year or held in inventory as of the end of the fiscal year. While we directly import approximately 1% to 3% of our overall assortment, our supply chain is highly dependent on vendor imports, including product sourced from China, Mexico and Southeast Asia.

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the IEEPA were unauthorized. The ruling did not address potential refunds. Following the ruling, various actions and proceedings have occurred involving U.S. trade authorities and the U.S. Court of International Trade relating to the administration, collection and potential refund of tariffs imposed under the IEEPA. The outcome of these actions, including the timing, process and ultimate recoverability of any refunds, remains uncertain.

In addition, subsequent to the U.S. Supreme Court’s ruling, the U.S. government has initiated further actions under existing trade authorities to evaluate foreign trade practices, which could result in the imposition of additional tariffs or other trade measures. We will continue to evaluate the potential effects of these developments on our financial position, results of operations and cash flows. For additional information regarding tariff‑related risks, see Item 1A, Risk Factors, in this Annual Report on Form 10‑K.

Results of Operations

Consolidated Results

In fiscal 2026, our comparable sales returned to growth and we stabilized our market share position while navigating a complex and often evolving tariff situation. We launched and began to scale Best Buy Marketplace within our Domestic segment and grew our retail media network, Best Buy Ads. We believe we were able to both make investments in our strategic initiatives and expand our operating margin through a combination of disciplined expense management and efficiency optimization efforts.

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	2026	2025	2024
Revenue	$41,691	$41,528	$43,452
Revenue % change	0.4%	(4.4)%	(6.1)%
Comparable sales % change	0.5%	(2.3)%	(6.8)%
Gross profit	$9,373	$9,385	$9,603
Gross profit as a % of revenue(1)	22.5%	22.6%	22.1%
SG&A	$7,623	$7,651	$7,876
SG&A as a % of revenue(1)	18.3%	18.4%	18.1%
Restructuring charges	$190	$(3)	$153
Goodwill and intangible asset impairments	$171	$475	$-
Operating income	$1,389	$1,262	$1,574
Operating income as a % of revenue	3.3%	3.0%	3.6%
Net earnings	$1,069	$927	$1,241
Diluted EPS	$5.04	$4.28	$5.68
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

In fiscal 2026, we generated $41.7 billion in revenue, compared to $41.5 billion in fiscal 2025, and our comparable sales grew 0.5%, primarily driven by comparable sales growth in computing and mobile phones, partially offset by comparable sales declines in home theater and appliances. The comparable sales growth was due to a mix of new technology innovation, our continued focus on omni-channel customer experience and strong vendor partnerships.

Restructuring charges in fiscal 2026 were primarily related to a labor and store optimization restructuring initiative that commenced in the second quarter of fiscal 2026 and a restructuring initiative focused on optimizing our Best Buy Health business that commenced in the first quarter of fiscal 2026. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Goodwill and intangible asset impairments in fiscal 2026 were related to Best Buy Health. A change in Best Buy Health’s customer base during the third quarter of fiscal 2026 resulted in an impairment review of all Best Buy Health assets. The impairments reflect downward revisions of our revenue growth rates and margin rates compared to previous projections, in part due to pressures in the Medicaid and Medicare Advantage markets. Refer to Note 3, Goodwill and Intangible Assets, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information.

Operating income rate increased in fiscal 2026, primarily due to lower goodwill and intangible asset impairments, partially offset by higher restructuring charges.

Diluted EPS increased in fiscal 2026, primarily due to higher net earnings driven by lower goodwill and intangible asset impairments, partially offset by higher restructuring charges.

In fiscal 2026, revenue changes were primarily driven by our International segment, and operating income rate changes were primarily driven by our Domestic segment. Gross profit rate and SG&A rate changes in fiscal 2026 were driven by both of our segments. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Store Summary

Stores open by segment were as follows:

	January 31, 2026	February 1, 2025	February 3, 2024
Best Buy	886	891	901
Outlet Centers	18	25	22
Pacific Sales	20	20	20
Yardbird	2	21	22
Total Domestic stores	926	957	965
Canada Best Buy stores	130	129	128
Canada Best Buy Mobile stand-alone stores	12	31	32
Total International stores(1)	142	160	160
Total stores	1,068	1,117	1,125
(1)Excludes Best Buy Express stores leased by Bell Canada.

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to increase our Domestic segment Best Buy store count by approximately 4 stores by the end of fiscal 2027.

In fiscal 2026, we closed select non-traditional Domestic and International store locations in conjunction with our restructuring initiative that commenced in the second quarter of fiscal 2026, with additional closures expected in fiscal 2027. See Note 2, Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information.

Income Tax Expense

Income tax expense decreased to $337 million in fiscal 2026 compared to $372 million in fiscal 2025. Our effective tax rate decreased to 24.0% in fiscal 2026 compared to 28.7% in fiscal 2025. The decreases were primarily due to the tax impacts of the restructuring charges and the associated exit of a component of our Best Buy Health business, as well as certain expenses that were not deductible in the prior year. The decrease in income tax expense was partially offset by the impact of increased pre-tax earnings. See Note 2, Restructuring, of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information.

Segment Performance Summary
Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	2026	2025	2024
Revenue	$38,278	$38,238	$40,097
Revenue % change	0.1%	(4.6)%	(6.3)%
Comparable sales % change(1)	0.4%	(2.5)%	(7.1)%
Gross profit	$8,636	$8,647	$8,850
Gross profit as a % of revenue	22.6%	22.6%	22.1%
Adjusted SG&A(2)	$6,966	$7,000	$7,175
Adjusted SG&A as a % of revenue(3)	18.2%	18.3%	17.9%
Adjusted operating income(2)	$1,670	$1,647	$1,675
Adjusted operating income as a % of revenue(4)	4.4%	4.3%	4.2%
Selected Online Revenue Data
Total online revenue	$13,166	$12,994	$13,102
Online revenue as a % of total segment revenue	34.4%	34.0%	32.7%
Comparable online sales % change(1)	1.3%	(0.8)%	(7.8)%
(1)Comparable online sales are included in the comparable sales calculation.
(2)Represents segment Adjusted SG&A and segment Adjusted operating income as reported in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting.
(3)Adjusted SG&A as a % of revenue is calculated as Domestic segment Adjusted SG&A divided by Domestic segment Revenue.
(4)Adjusted operating income as a % of revenue is calculated as Domestic segment Adjusted operating income divided by Domestic segment Revenue.

Domestic segment revenue increased slightly in fiscal 2026, primarily driven by comparable sales growth in computing, gaming and mobile phones, mostly offset by comparable sales declines in home theater and appliances. Online revenue of $13.2 billion increased 1.3% on a comparable basis in fiscal 2026.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	2026	2025	2026	2025
Computing and Mobile Phones	47%	45%	5.7%	3.4%
Consumer Electronics	28%	29%	(5.4)%	(5.2)%
Appliances	11%	12%	(8.9)%	(14.8)%
Entertainment	7%	7%	6.8%	(11.9)%
Services	6%	6%	1.0%	8.4%
Other	1%	1%	(6.3)%	15.9%
Total	100%	100%	0.4%	(2.5)%
Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 5.7% comparable sales growth was driven primarily by laptops, mobile phones and desktops.
•Consumer Electronics: The 5.4% comparable sales decline was driven primarily by home theater.
•Appliances: The 8.9% comparable sales decline was driven primarily by large appliances.
•Entertainment: The 6.8% comparable sales growth was driven primarily by gaming, partially offset by a comparable sales decline in drones.
•Services: The 1.0% comparable sales growth was driven primarily by Best Buy Marketplace and Best Buy Ads, partially offset by a comparable sales decline in our Best Buy Health service offerings.

Domestic segment gross profit rate remained effectively unchanged in fiscal 2026, primarily due to lower product margin rates, mostly offset by rate improvement within the services category and growth in Best Buy Ads.

Domestic segment adjusted SG&A decreased slightly in fiscal 2026, primarily due to lower Best Buy Health expenses, lower depreciation and favorable fiscal 2026 indirect tax resolutions, mostly offset by increased expenses in support of our Best Buy Ads and Best Buy Marketplace initiatives, including higher advertising and employee compensation expenses.

Domestic segment adjusted operating income rate increased slightly in fiscal 2026, primarily due to a favorable adjusted SG&A rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	2026	2025	2024
Revenue	$3,413	$3,290	$3,355
Revenue % change	3.7%	(1.9)%	(4.3)%
Comparable sales % change	2.3%	(0.5)%	(3.2)%
Gross profit	$737	$738	$753
Gross profit as a % of revenue	21.6%	22.4%	22.4%
Adjusted SG&A(1)	$622	$630	$640
Adjusted SG&A as a % of revenue(2)	18.2%	19.1%	19.1%
Adjusted operating income(1)	$115	$108	$113
Adjusted operating income as a % of revenue(3)	3.4%	3.3%	3.4%
(1)Represents segment Adjusted SG&A and segment Adjusted operating income in accordance with ASC 280, Segment Reporting.
(2)Adjusted SG&A as a % of revenue is calculated as International segment Adjusted SG&A divided by International segment Revenue.
(3)Adjusted operating income as a % of revenue is calculated as International segment Adjusted operating income divided by International segment Revenue.

International segment revenue increased in fiscal 2026, primarily driven by revenue from Best Buy Express locations excluded from comparable sales and comparable sales growth primarily driven by computing and mobile phones, partially offset by the negative impact of foreign exchange rates.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	2026	2025	2026	2025
Computing and Mobile Phones	49%	48%	5.5%	3.4%
Consumer Electronics	27%	28%	(0.1)%	(3.3)%
Appliances	9%	10%	(5.1)%	(0.9)%
Entertainment	8%	8%	(0.6)%	(13.3)%
Services	6%	5%	5.2%	5.3%
Other	1%	1%	(6.3)%	(11.0)%
Total	100%	100%	2.3%	0.5%
Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 5.5% comparable sales growth was driven primarily by computing and mobile phones.
•Consumer Electronics: The 0.1% comparable sales decline was driven primarily by home theater and smart home, partially offset by comparable sales growth in digital imaging and health and fitness.
•Appliances: The 5.1% comparable sales decline was driven by small and large appliances.
•Entertainment: The 0.6% comparable sales decline was driven primarily by virtual reality and drones, partially offset by comparable sales growth in gaming.
•Services: The 5.2% comparable sales growth was driven primarily by growth in marketplace and our membership programs.

International segment gross profit rate decreased in fiscal 2026, primarily due to lower product margin rates and unfavorable supply chain costs, partially offset by marketplace growth.

International segment adjusted SG&A decreased in fiscal 2026, primarily due to lower employee compensation expense, including incentive compensation, and the favorable impact of foreign exchange rates.

International segment adjusted operating income rate increased in fiscal 2026, primarily due to increased leverage from higher sales volumes, which resulted in a favorable adjusted SG&A rate, partially offset by an unfavorable gross profit rate.

Non-GAAP Financial Measures

Reconciliations of consolidated SG&A, consolidated operating income, consolidated effective tax rate and consolidated diluted EPS (GAAP financial measures) to consolidated adjusted SG&A, consolidated adjusted operating income, consolidated adjusted effective tax rate and consolidated adjusted diluted EPS (non-GAAP financial measures), respectively, were as follows ($ in millions, except per share amounts):

	2026	2025	2024
SG&A	$7,623	$7,651	$7,876
% of revenue	18.3%	18.4%	18.1%
Intangible asset amortization(1)	(14)	(21)	(61)
Long-lived asset impairment(2)	(21)	-	-
Adjusted SG&A	$7,588	$7,630	$7,815
% of revenue	18.2%	18.4%	18.0%

Operating income	$1,389	$1,262	$1,574
% of revenue	3.3%	3.0%	3.6%
Intangible asset amortization(1)	14	21	61
Long-lived asset impairment(2)	21	-	-
Restructuring charges(3)	190	(3)	153
Goodwill and intangible asset impairments(2)	171	475	-
Adjusted operating income	$1,785	$1,755	$1,788
% of revenue	4.3%	4.2%	4.1%

Effective tax rate	24.0%	28.7%	23.5%
Intangible asset amortization(1)	(0.1)%	(0.6)%	0.1%
Long-lived asset impairment(2)	(0.2)%	-%	-%
Restructuring charges(3)	1.5%	0.1%	0.2%
Goodwill and intangible asset impairments(2)	(0.4)%	(4.9)%	-%
Adjusted effective tax rate	24.8%	23.3%	23.8%

Diluted EPS	$5.04	$4.28	$5.68
Intangible asset amortization(1)	0.07	0.10	0.28
Long-lived asset impairment(2)	0.10	-	-
Restructuring charges(3)	0.90	(0.01)	0.70
Goodwill and intangible asset impairments(2)	0.81	2.19	-
(Gain) loss on disposal of subsidiaries(4)	0.03	-	(0.10)
Loss on investments, net	0.03	0.03	0.05
Income tax impact of non-GAAP adjustments(5)	(0.55)	(0.22)	(0.24)
Adjusted diluted EPS	$6.43	$6.37	$6.37
For additional information regarding the nature of charges discussed below, refer to Note 1, Summary of Significant Accounting Policies; Note 2, Restructuring; Note 3, Goodwill and Intangible Assets; Note 4, Fair Value Measurements; and Note 10, Income Taxes, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships, tradenames and developed technology assets.
(2)Represents charges incurred related to Best Buy Health, comprised of non-cash impairments of goodwill, intangible assets and certain long-lived assets.
(3)Charges in fiscal 2026 primarily related to a labor and store optimization restructuring initiative that commenced in the second quarter of fiscal 2026 and a restructuring initiative within the company's Best Buy Health business that commenced in the first quarter of fiscal 2026. Charges in fiscal 2024 primarily related to an enterprise-wide restructuring initiative that commenced in the fourth quarter of fiscal 2024.
(4)Primarily represents charges incurred related to the exit of a component of our Best Buy Health business in fiscal 2026 and the disposal of a Mexico subsidiary in fiscal 2024.
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

Cash and cash equivalents were as follows ($ in millions):

	January 31, 2026	February 1, 2025
Cash and cash equivalents	$1,738	$1,578
The increase in cash and cash equivalents in fiscal 2026 was primarily driven by positive operating cash flows from earnings. The increase was partially offset by dividend payments, capital expenditures and share repurchases.

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

Cash Flows

Cash flows were as follows ($ in millions):

	2026	2025	2024
Total cash provided by (used in):
Operating activities	$1,962	$2,098	$1,470
Investing activities	(730)	(704)	(781)
Financing activities	(1,083)	(1,309)	(1,144)
Effect of exchange rate changes on cash	6	(10)	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	$155	$75	$(460)
Operating Activities

The decrease in cash provided by operating activities in fiscal 2026 was primarily driven by cash outflows from accounts payable due to the timing of inventory purchases and payments. The decrease was partially offset by lower income tax payments and an increase in net earnings adjusted for non-cash items.

Investing Activities

The increase in cash used in investing activities in fiscal 2026 was primarily driven by the disposal of a component of our Best Buy Health business.

Financing Activities

The decrease in cash used in financing activities in fiscal 2026 was primarily driven by lower share repurchases.

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

On April 18, 2025, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”), which was entered into April 2023 and scheduled to expire in April 2028, but was terminated on April 18, 2025. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of January 31, 2026, or under the Previous Facility as of February 1, 2025.

The Five-Year Facility Agreement contains a covenant that requires the company to maintain a maximum quarterly cash flow leverage ratio. The Five-Year Facility Agreement contains customary default provisions, including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants. As of January 31, 2026, we were in compliance with all covenants. If an event of default were to occur with respect to any of our other debt, it would likely constitute an event of default under the Five-Year Facility Agreement as well.

Our credit ratings and outlook as of March 16, 2026, remained unchanged from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and are summarized below.

Rating Agency	Rating	Outlook
S&P Global	BBB+	Stable
Moody's	A3	Stable
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

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Consolidated Balance Sheets, was $285 million and $290 million as of January 31, 2026, and February 1, 2025, respectively. The decrease in restricted cash was primarily due to releases of product protection reserves based on claims and purchasing behaviors of customers participating in our membership offerings.

Capital Expenditures

Capital expenditures were as follows ($ in millions):

	2026	2025	2024
E-commerce and information technology	$463	$438	$496
Store-related projects(1)	200	230	278
Supply chain	41	38	21
Total capital expenditures	$704	$706	$795
(1)Store-related projects are primarily comprised of store remodels and various merchandising projects.

We currently expect capital expenditures in fiscal 2027 of approximately $750 million.

Debt and Capital

As of January 31, 2026, we had $500 million of principal amount of notes due October 1, 2028 (“2028 Notes”) and $650 million of principal amount of notes due October 1, 2030 ("2030 Notes"). Refer to Note 7, Debt, in the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information about our outstanding debt.

Share Repurchases and Dividends

We repurchase our common stock and pay dividends pursuant to programs approved by our Board of Directors (“Board”). The payment of cash dividends is also subject to customary legal and contractual restrictions. Our long-term capital allocation strategy is to first fund operations and investments in growth and then return excess cash over time to shareholders through dividends and share repurchases while maintaining investment-grade credit metrics. Our share repurchase plans are evaluated on an ongoing basis, considering factors such as our financial condition and cash flows, our economic outlook, the impact of tax laws, our liquidity needs, our stock price, and the health and stability of global markets. The timing and amount of future repurchases may vary depending on such factors.

On February 28, 2022, our Board approved a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	2026	2025	2024
Total cost of shares repurchased	$273	$500	$340
Average price per share	$69.18	$86.42	$72.52
Total number of shares repurchased	4.0	5.8	4.7
Regular quarterly cash dividend per share	$3.80	$3.76	$3.68
Cash dividends declared and paid	$801	$807	$801

The total cost of shares repurchased decreased in fiscal 2026 due to decreases in the volume of repurchases and the average price per share.

Cash dividends declared and paid decreased in fiscal 2026, due to fewer shares outstanding, partially offset by an increase in the regular quarterly cash dividend per share.

Off-Balance-Sheet Arrangements and Contractual Obligations

We do not have outstanding off-balance-sheet arrangements. Contractual obligations as of January 31, 2026, were as follows ($ in millions):

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase obligations(1)	$3,209	$2,393	$476	$127	$213
Operating lease obligations(2)	3,347	739	1,297	769	542
Long-term debt obligations(3)	1,150	-	500	650	-
Interest payments(4)	127	38	66	23	-
Finance lease obligations	36	12	16	6	2
Total	$7,869	$3,182	$2,355	$1,575	$757
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
(2)Operating lease obligations exclude payments to landlords covering real estate taxes and common area maintenance. These charges, if included, would increase total operating lease obligations by $0.8 billion as of January 31, 2026. Operating lease obligations also exclude $22 million of legally binding fixed costs for leases signed but not yet commenced.
(3)Long-term debt obligations represent principal amounts only and exclude interest rate swap valuation adjustments.
(4)Interest payments related to our 2028 Notes and 2030 Notes include the variable interest rate payments included in our interest rate swaps.

Additionally, we have $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of January 31, 2026, which, if drawn upon, would be included in either short-term or long-term debt on our Consolidated Balance Sheets.

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

Effect if actual results differ from assumptions
A 10% change in our vendor funding deferral as of January 31, 2026, would have affected net earnings by approximately $45 million in fiscal 2026. The level of vendor funding deferral has remained relatively stable over the last three fiscal years.

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

We have goodwill in two reporting units – Best Buy Domestic (comprising our core U.S. Best Buy business) and Best Buy Health – with carrying values of $492 million and $298 million, respectively, as of January 31, 2026.

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

Effects if actual results differ from assumptions
For our Best Buy Domestic reporting unit, fair value is primarily derived from market data and exceeded carrying value by a substantial margin in fiscal 2026, fiscal 2025 and fiscal 2024. Barring a fundamental, material deterioration of macroeconomic factors, we believe the risk of future goodwill impairment within our Best Buy Domestic reporting unit is remote.

In the third quarter of fiscal 2026, we recorded a goodwill impairment of $118 million within the Domestic segment for the
Best Buy Health reporting unit. A change in Best Buy Health’s customer base during the third quarter resulted in an impairment review of all Best Buy Health assets. The fair value of Best Buy Health was estimated primarily based on DCF analysis. The impairment reflects downward revisions of our revenue growth rates and margin rates compared to previous projections, in part due to pressures in the Medicaid and Medicare Advantage markets. No further impairment was identified in the fourth quarter of fiscal 2026.

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

Effect if actual results differ from assumptions
A 10% change in our markdown adjustment as of January 31, 2026, would have affected net earnings by approximately $9 million in fiscal 2026. The level of markdown adjustments has remained relatively stable over the last three fiscal years.

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

Effect if actual results differ from assumptions
A 10% change in the amount of services membership deferred revenue as of January 31, 2026, would have affected net earnings by approximately $42 million in fiscal 2026. The level of services membership deferred revenue has remained relatively stable over the last three fiscal years.

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

As of January 31, 2026, we had $2.0 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $1.5 billion. As of January 31, 2026, a 50-basis point increase in short-term interest rates would have led to an estimated $8 million increase in interest income, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $8 million decrease in interest income in fiscal 2026.

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

During fiscal 2026, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar against the Canadian dollar compared to the prior-year period. We estimate that the foreign currency exchange rate fluctuations had an unfavorable impact on our revenue of approximately $16 million in fiscal 2026. The estimated impact of foreign exchange rate fluctuations on our net earnings in fiscal 2026 was not significant.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of January 31, 2026, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we have concluded that our internal control over financial reporting was effective as of January 31, 2026. During our assessment, we did not identify any material weaknesses in our internal control over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements for the year ended January 31, 2026, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, has issued an unqualified attestation report on our internal control over financial reporting as of January 31, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Best Buy Co., Inc.

Richfield, Minnesota.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Best Buy Co., Inc. and subsidiaries (the "Company") as of January 31, 2026 and February 1, 2025, the related consolidated statements of earnings, comprehensive income, cash flows, and changes in shareholders' equity, for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Vendor Allowances – Domestic Reporting Segment — Refer to Note 1 to the financial statements.

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

Goodwill – Best Buy Health Reporting Unit — Refer to Note 1 and Note 3 to the financial statements.

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The consolidated goodwill balance was $790 million as of January 31, 2026, of which $298 million was related to the Best Buy Health reporting unit. The Company primarily uses a discounted cash flow analysis to estimate the fair value of the Best Buy Health reporting unit. The discounted cash flow analysis requires management to make subjective estimates and assumptions related to forecasts of cash flows, such as revenue growth rates and margin rates, and estimates of the weighted average cost of capital rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company recorded a goodwill impairment of $118 million related to the Best Buy Health reporting unit in the year ended January 31, 2026.

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
March 18, 2026

We have served as the Company's auditor since 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Best Buy Co., Inc.

Richfield, Minnesota.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Best Buy Co., Inc. and subsidiaries (the "Company") as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 18, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 18, 2026

Consolidated Balance Sheets
$ in millions, except per share amounts

	January 31, 2026	February 1, 2025
Assets
Current assets
Cash and cash equivalents	$1,738	$1,578
Receivables, net	1,043	1,044
Merchandise inventories	5,230	5,085
Other current assets	493	517
Total current assets	8,504	8,224
Property and equipment
Land and buildings	734	722
Leasehold improvements	2,395	2,370
Fixtures and equipment	3,732	3,872
Property under finance leases	80	88
Gross property and equipment	6,941	7,052
Less accumulated depreciation	4,955	4,930
Net property and equipment	1,986	2,122
Operating lease assets	2,869	2,833
Goodwill	790	908
Other assets	521	695
Total assets	$14,670	$14,782

Liabilities and equity
Current liabilities
Accounts payable	$4,745	$4,980
Unredeemed gift card liabilities	235	253
Deferred revenue	900	951
Accrued compensation and related expenses	423	464
Accrued liabilities	742	741
Current portion of operating lease liabilities	623	617
Current portion of long-term debt	11	10
Total current liabilities	7,679	8,016
Long-term operating lease liabilities	2,334	2,282
Long-term debt	1,165	1,144
Long-term liabilities	528	532
Contingencies and commitments (Note 12)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 209.1 million and 211.4 million shares, respectively	22	22
Additional paid-in capital	14	-
Retained earnings	2,610	2,486
Accumulated other comprehensive income	318	300
Total equity	2,964	2,808
Total liabilities and equity	$14,670	$14,782
See Notes to Consolidated Financial Statements.

Consolidated Statements of Earnings
$ and shares in millions, except per share amounts

Fiscal Years Ended	January 31, 2026	February 1, 2025	February 3, 2024
Revenue	$41,691	$41,528	$43,452
Cost of sales	32,318	32,143	33,849
Gross profit	9,373	9,385	9,603
Selling, general and administrative expenses	7,623	7,651	7,876
Restructuring charges	190	(3)	153
Goodwill and intangible asset impairments	171	475	-
Operating income	1,389	1,262	1,574
Other income (expense):
Gain (loss) on disposal of subsidiaries, net	(6)	-	21
Investment income and other	68	84	78
Interest expense	(47)	(51)	(52)
Earnings before income tax expense and equity in income of affiliates	1,404	1,295	1,621
Income tax expense	337	372	381
Equity in income of affiliates	2	4	1
Net earnings	$1,069	$927	$1,241

Basic earnings per share	$5.06	$4.31	$5.70
Diluted earnings per share	$5.04	$4.28	$5.68

Weighted-average common shares outstanding:
Basic	211.0	215.2	217.7
Diluted	212.1	216.6	218.5
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
$ in millions

Fiscal Years Ended	January 31, 2026	February 1, 2025	February 3, 2024
Net earnings	$1,069	$927	$1,241
Foreign currency translation adjustments, net of tax	18	(17)	(5)
Comprehensive income	$1,087	$910	$1,236
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
$ in millions

Fiscal Years Ended	January 31, 2026	February 1, 2025	February 3, 2024
Operating activities
Net earnings	$1,069	$927	$1,241
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	831	866	923
Restructuring charges	190	(3)	153
Goodwill and intangible asset impairments	171	475	-
Stock-based compensation	139	139	145
Deferred income taxes	60	(59)	(214)
(Gain) loss on disposal of subsidiaries, net	6	-	(21)
Long-lived asset impairments	21	2	2
Other, net	14	10	24
Changes in operating assets and liabilities:
Receivables	(3)	(111)	204
Merchandise inventories	(126)	(155)	178
Other assets	34	11	(18)
Accounts payable	(238)	358	(1,025)
Income taxes	(7)	(212)	52
Other liabilities	(199)	(150)	(174)
Total cash provided by operating activities	1,962	2,098	1,470

Investing activities
Additions to property and equipment	(704)	(706)	(795)
Purchases of investments	(1)	(26)	(9)
Disposal of subsidiaries	(27)	-	14
Sales of investments	-	20	7
Other, net	2	8	2
Total cash used in investing activities	(730)	(704)	(781)

Financing activities
Repurchase of common stock	(273)	(500)	(340)
Issuance of common stock	5	17	19
Dividends paid	(801)	(807)	(801)
Repayments of debt	(13)	(17)	(19)
Other, net	(1)	(2)	(3)
Total cash used in financing activities	(1,083)	(1,309)	(1,144)

Effect of exchange rate changes on cash	6	(10)	(5)
Increase (decrease) in cash, cash equivalents and restricted cash	155	75	(460)
Cash, cash equivalents and restricted cash at beginning of period	1,868	1,793	2,253
Cash, cash equivalents and restricted cash at end of period	$2,023	$1,868	$1,793

Supplemental cash flow information
Income taxes paid (includes payments for purchased tax credits of $150 million, $267 million and $103 million, respectively)	$284	$643	$543
Interest paid	$44	$46	$51
See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at January 28, 2023	218.1	$22	$21	$2,430	$322	$2,795
Net earnings	-	-	-	1,241	-	1,241
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(5)	(5)
Stock-based compensation	-	-	145	-	-	145
Issuance of common stock	2.0	-	19	-	-	19
Common stock dividends, $3.68 per share	-	-	14	(816)	-	(802)
Repurchase of common stock	(4.7)	-	(168)	(172)	-	(340)
Balances at February 3, 2024	215.4	22	31	2,683	317	3,053
Net earnings	-	-	-	927	-	927
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(17)	(17)
Stock-based compensation	-	-	139	-	-	139
Issuance of common stock	1.8	-	17	-	-	17
Common stock dividends, $3.76 per share	-	-	17	(824)	-	(807)
Repurchase of common stock	(5.8)	-	(204)	(300)	-	(504)
Balances at February 1, 2025	211.4	22	-	2,486	300	2,808
Net earnings	-	-	-	1,069	-	1,069
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	18	18
Stock-based compensation	-	-	139	-	-	139
Issuance of common stock	1.7	-	5	-	-	5
Common stock dividends, $3.80 per share	-	-	19	(820)	-	(801)
Repurchase of common stock	(4.0)	-	(149)	(125)	-	(274)
Balances at January 31, 2026	209.1	$22	$14	$2,610	$318	$2,964
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Unless the context otherwise requires, the terms “Best Buy,” “we,” “us,” “our” and the “company” in these Notes to Consolidated Financial Statements refer to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

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

We have two reportable segments: Domestic and International. The Domestic segment is comprised of our operations in all states, districts and territories of the U.S. and our Best Buy Health business, and includes the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Essentials, Best Buy Health, Best Buy Marketplace, Geek Squad, Imagine That, Insignia, Lively, Jitterbug, My Best Buy, My Best Buy Memberships, Pacific Kitchen and Home, TechLiquidators and Yardbird; and the domain names bestbuy.com, lively.com, techliquidators.com and yardbird.com. Our International segment is comprised of all operations in Canada under the brand names Best Buy, Best Buy Ads, Best Buy Business, Best Buy Express, Best Buy Marketplace, Best Buy Mobile, Geek Squad, Insignia and TechLiquidators and the domain names bestbuy.ca and techliquidators.ca. Our Domestic and International segments generate revenue from the sale of products and services within six revenue categories: computing and mobile phones, consumer electronics, appliances, entertainment, services and other.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest the end of January. Fiscal 2026, fiscal 2025 and fiscal 2024 ended on January 31, 2026, February 1, 2025, and February 3, 2024, respectively. Fiscal 2026 and fiscal 2025 each included 52 weeks. Fiscal 2024 included 53 weeks with the 53rd week occurring in the fiscal fourth quarter. Unless otherwise noted, references to years in these notes to consolidated financial statements relate to fiscal years, not calendar years.

Adopted Accounting Pronouncements

In the fourth quarter of fiscal 2026, we prospectively adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, issued by the Financial Accounting Standards Board ("FASB"). ASU 2023-09 requires annual disclosure of specific categories meeting a quantitative threshold within the income tax rate reconciliation, as well as disaggregation of income taxes paid by jurisdiction. Refer to Note 10, Income Taxes, for applicable new disclosures.

Unadopted Accounting Pronouncements

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

Segment Information

Our business is organized into two reportable segments: Domestic and International. Our Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. Our segments are primarily based on geographical area and reflect the way in which internally reported financial information is regularly reviewed by the CODM, who has ultimate responsibility for enterprise decisions, including determining resource allocation for, and monitoring the performance of, the consolidated enterprise, the Domestic segment and the International segment.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Consolidated Balance Sheets are reconciled to the total shown on our Consolidated Statements of Cash Flows as follows ($ in millions):

	January 31, 2026	February 1, 2025	February 3, 2024
Cash and cash equivalents	$1,738	$1,578	$1,447
Restricted cash included in Other current assets	285	290	346
Total cash, cash equivalents and restricted cash	$2,023	$1,868	$1,793
Cash equivalents consist primarily of highly liquid investments with original maturities of three months or less.

Amounts included in restricted cash are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities.

Receivables

Receivables consist primarily of amounts due from banks for customer credit card and debit card transactions and vendors for various vendor funding programs. Receivables are stated at their carrying values, net of a reserve for expected credit losses, which is primarily based on historical collection trends. Our allowances for uncollectible receivables were $24 million and $26 million as of January 31, 2026, and February 1, 2025, respectively. We had $50 million and $48 million of write-offs in fiscal 2026 and fiscal 2025, respectively.

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

Goodwill and Intangible Assets

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. We monitor the existence of potential impairment indicators throughout the fiscal year. We test for goodwill impairment at the reporting unit level. Reporting units are determined by identifying operating segments (or components thereof) that constitute businesses for which discrete financial information is available and is regularly reviewed by segment management. We have goodwill in two reporting units – Best Buy Domestic and Best Buy Health – with carrying values of $492 million and $298 million, respectively, as of January 31, 2026, and carrying values of $492 million and $416 million, respectively, as of February 1, 2025. We recorded goodwill impairments related to our Best Buy Health reporting unit in fiscal 2025 and in the third quarter of fiscal 2026.

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

We amortize definite-lived intangible assets associated with acquisitions over the estimated useful lives of the assets. We review these assets for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. We monitor the existence of potential impairment indicators throughout the fiscal year and recognize an impairment loss for any portion of the carrying value that is not recoverable. In fiscal 2026, we recorded intangible asset impairments related to Best Buy Health.

We do not amortize indefinite-lived intangible assets, but test for impairment annually in the fiscal fourth quarter or whenever events or circumstances indicate that the carrying value may not be recoverable. We utilize the relief from royalty method to determine the fair value of our indefinite-lived intangible asset. If the carrying value exceeds its fair value, we recognize an impairment loss in an amount equal to the excess. In fiscal 2026, we recorded a full impairment related to our only remaining indefinite-lived intangible asset.

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

Fair Value Hedges

We utilize “receive fixed-rate, pay variable-rate” interest rate swaps to mitigate the effect of interest rate risk on our $500 million principal amount of notes due October 1, 2028. Our interest rate swap contracts are considered perfect hedges because the critical terms and notional amounts match those of our fixed-rate debt being hedged and are, therefore, accounted for as fair value hedges using the shortcut method. Under the shortcut method, we recognize the change in the fair value of the derivatives with an offsetting change to the carrying value of the debt. Accordingly, there is no net impact on our Consolidated Statements of Earnings from the fair value of the derivatives. Net cash flows related to our fair value hedges are presented within Operating activities on our Consolidated Statements of Cash Flows.

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

Level 2 — Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets;
•Inputs other than quoted prices that are observable for the asset or liability; and
•Inputs that are derived principally from or corroborated by other observable market data.

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

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and intangible assets, which are remeasured when the derived fair value is below carrying value on our Consolidated Balance Sheets. For these assets, we do not periodically adjust carrying value to fair value, except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is typically recorded within Selling, general and administrative expenses (“SG&A”) or Restructuring charges on our Consolidated Statements of Earnings for non-restructuring and restructuring charges, respectively. In fiscal 2026, we recorded goodwill, intangible asset and tangible fixed asset impairments related to Best Buy Health, as well as asset impairments and other costs as a result of restructuring initiatives that commenced in fiscal 2026.

Refer to Note 2, Restructuring, Note 3, Goodwill and Intangible Assets, and Note 4, Fair Value Measurements, for additional information.

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

	January 31, 2026	February 1, 2025
Accrued compensation and related expenses	$23	$23
Accrued liabilities	56	65
Long-term liabilities	82	69
Total	$161	$157
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

Our liability associated with the funded participation in the program, which is primarily included in Accounts payable on our Consolidated Balance Sheets, was as follows ($ in millions):

	2026	2025
Supply chain financing liability at beginning of period	$398	$426
Invoices confirmed during the year	4,614	4,048
Confirmed invoices paid during the year	(4,412)	(4,076)
Supply chain financing liability at end of period	$600	$398
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

Revenue Recognition

We generate most of our revenue from contracts with customers from the sale of products and services, both as a principal and as an agent. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Our revenue excludes sales and usage-based taxes collected and is reported net of sales refunds, which includes an estimate of future returns and contract cancellations based on historical refund rates, with a corresponding reduction to cost of sales. We defer the revenue associated with any unsatisfied performance obligation until the obligation is satisfied, typically when control of a product is transferred to the customer or a service is completed.

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

For certain sales, primarily activation-based software licenses, digital subscriptions and third-party stored-value cards, we are the sales agent providing access to the content and recognize commission revenue net of amounts due to third parties who fulfill the performance obligation. For these transactions, commission revenue is typically recorded once customers have taken possession of licenses, subscriptions or cards and can access their benefits.

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

For membership contracts (for example, our My Best Buy Plus™ or My Best Buy Total™ memberships), we are responsible for providing support services to customers. These contracts have terms ranging from one month to one year and typically contain several performance obligations. Payment for the membership contracts is typically due at the start of the contract period. We have determined that our contracts do not include a significant financing component. For performance obligations provided over the term of the contract, we typically recognize revenue on a usage basis, an input method of measuring progress over the related contract term. This method involves the estimation of expected usage patterns, primarily derived from historical information, as this depicts when customers use the services and, accordingly, when delivery of the performance obligation occurs. There is judgment in, for example, estimating the relative standalone selling price for bundled performance obligations; the appropriate recognition methodology for each performance obligation; and, for those based on usage, the expected pattern of consumption across a large portfolio of customers. When insufficient reliable and relevant history is available to estimate usage, we generally recognize revenue ratably over the life of the contract until such history has accumulated.

We provide advertising services to vendors, advertising agencies, third‑party sellers and others, including digital display advertising, sponsored product listings and other marketing solutions. In most cases, consideration received from vendors is recorded as a reduction of cost of sales because the advertising services are not distinct from the sale of the vendor’s products. For other arrangements, including those with non‑vendors or where the services are distinct, we recognize the consideration in revenue as services are delivered, generally over the period the advertisements are displayed or the marketing services are performed.

Services - When we are the agent

On behalf of third-party underwriters, we sell various hardware protection plans to customers that provide extended warranty coverage on their device purchases. Such plans have terms ranging from one month to five years. Payment is due at the point of sale. Third-party underwriters assume the risk associated with the coverage and are primarily responsible for fulfillment. We record the net commissions (the amount charged to the customer less the premiums remitted to the underwriter) as revenue once the corresponding product revenue is recognized. In addition, in some cases we are eligible to receive profit-sharing payments, a form of variable consideration, which are dependent upon the financial performance of the underwriter’s protection plan portfolio. We do not share in any losses of the portfolio. We record any profit share as revenue once the uncertainty associated with the portfolio period, which is calendar-year based, is no longer constrained using the expected value method. This typically occurs during our fiscal fourth quarter, with payment of the profit share occurring in the subsequent fiscal year. Net commissions and profit-sharing revenue earned from the sale of extended warranties represented 0.9%, 0.9% and 0.8% of revenue in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

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

We earn commissions from third-party sellers who offer products to customers on our online marketplace. Third‑party sellers are primarily responsible for fulfilling the performance obligation to the customer, including product delivery and customer support. Accordingly, we act as an agent in these transactions and recognize revenue on a net basis when the third party ships the underlying product to the customer.

We earn commissions from third parties that provide advertising services to vendors, advertising agencies and others through programs such as sponsored product listings, paid search placements and other marketing solutions. The third parties are primarily responsible for fulfilling the performance obligation to the customer, including delivery of the advertisement. Accordingly, we act as an agent in these transactions and recognize revenue on a net basis as the services are delivered, generally over the period the advertisements are displayed or the marketing services are performed.

Credit Card Revenue

We offer promotional financing and credit cards issued by third-party banks that manage and directly extend credit to our customers. Approximately 25% of Domestic segment revenue in fiscal 2026, fiscal 2025 and fiscal 2024 was transacted using one of our branded cards. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partners based on the annual performance of their corresponding portfolio. We receive profit-share payments quarterly based on forecasts of full-year performance shortly after the end of each program quarter. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each quarter when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically quarterly. Profit-sharing revenue from our credit card arrangement approximated 1.2%, 1.1% and 1.4% of Domestic segment revenue in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

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

Advertising Costs

Advertising costs, which are included in SG&A on our Consolidated Statements of Earnings, primarily consist of digital advertisements. Digital advertising costs are generally expensed as incurred, which is typically when customers either view or click through a digital ad. Other advertising costs are expensed the first time the advertisement runs, or as broadcast costs are incurred. Advertising costs were $861 million, $846 million and $794 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

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

Reclassification

Certain reclassifications of immaterial amounts previously reported have been made to the accompanying Consolidated Statements of Cash Flows to maintain consistency and comparability between periods presented.

2.    Restructuring

Restructuring charges were as follows ($ in millions):

	2026	2025	2024
Fiscal 2026 Labor and Store Optimization Initiative	$117	$-	$-
Best Buy Health Optimization and China Sourcing Initiative	101	-	-
Fiscal 2024 Restructuring Initiative	(28)	3	171
Fiscal 2023 Resource Optimization Initiative	-	(6)	(18)
Total	$190	$(3)	$153
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

All charges incurred related to this initiative were from continuing operations and presented within Restructuring charges on our Consolidated Statements of Earnings. The composition of restructuring charges incurred related to this initiative were as follows ($ in millions):

	2026
	Domestic	International	Total
Termination benefits	$68	$3	$71
Asset impairments and other costs(1)	46	-	46
Total	$114	$3	$117
(1)Primarily represents asset impairments related to planned store closures, an impairment related to an indefinite-lived tradename and other exit costs. See Note 3, Goodwill and Intangible Assets, for additional information. The remaining carrying value of net assets approximates fair value and was immaterial as of January 31, 2026.

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at February 1, 2025	$-	$-	$-
Charges	78	3	81
Cash payments	(26)	-	(26)
Adjustments(1)	(10)	-	(10)
Balances at January 31, 2026	$42	$3	$45
(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

Our restructuring accrual liabilities primarily related to termination benefits of $45 million as of January 31, 2026, reflect expected future cash payments primarily during fiscal 2027.

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

All charges incurred related to this initiative were from continuing operations in our Domestic segment and presented within Restructuring charges on our Consolidated Statements of Earnings. The composition of restructuring charges incurred related to this initiative were as follows ($ in millions):

2026
Asset impairments and other costs(1)	$71
Termination benefits	30
Total	$101
(1)Primarily represents the full impairment of net assets related to a component of our Best Buy Health business and other exit costs. The remaining carrying value of net assets approximates fair value and was immaterial as of January 31, 2026.

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits	Asset Impairments and Other Costs	Total
Balances at February 1, 2025	$-	$-	$-
Charges	38	28	66
Cash payments	(20)	(27)	(47)
Adjustments(1)	(8)	(1)	(9)
Balances at January 31, 2026	$10	$-	$10
(1)Primarily represents adjustments for termination benefits related to higher-than-expected employee retention from previously planned organizational changes.

Our restructuring accrual liabilities related to termination benefits of $10 million as of January 31, 2026, reflect expected future cash payments primarily during fiscal 2027.

Fiscal 2024 Restructuring Initiative

During the fourth quarter of fiscal 2024, we commenced an enterprise-wide restructuring initiative intended to align field labor resources with where customers want to shop and to optimize the customer experience, redirect corporate resources for better alignment with our strategy, and right-size resources to better align with our revenue outlook for fiscal 2025. We do not expect to incur material future restructuring charges related to this initiative.

All charges incurred related to this initiative were comprised of employee termination benefits from continuing operations and were presented within Restructuring charges on our Consolidated Statements of Earnings as follows ($ in millions):

	2026	2025	2024	Cumulative Amount as of January 31, 2026
Domestic	$(26)	$3	$163	$140
International	(2)	-	8	6
Total	$(28)	$3	$171	$146

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Domestic	International	Total
Balances at February 3, 2024	$163	$8	$171
Charges	18	2	20
Cash payments	(86)	(3)	(89)
Adjustments(1)	(15)	(2)	(17)
Balances at February 1, 2025	80	5	85
Cash payments	(23)	(3)	(26)
Adjustments(1)	(26)	(2)	(28)
Balances at January 31, 2026	$31	$-	$31
(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

Our restructuring accrual liabilities related to termination benefits of $31 million as of January 31, 2026, reflect expected future cash payments primarily during fiscal 2028.

3.    Goodwill and Intangible Assets

Goodwill

Goodwill balances by segment were as follows ($ in millions):

	January 31, 2026		February 1, 2025
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(660)	$1,450	$(542)
International	608	(608)	608	(608)
Total	$2,058	$(1,268)	$2,058	$(1,150)

In the third quarter of fiscal 2026, we recorded a goodwill impairment of $118 million within the Domestic segment for the Best Buy Health reporting unit. The carrying value of the Best Buy Health reporting unit as of January 31, 2026, was $298 million. A change in Best Buy Health’s customer base during the third quarter of fiscal 2026 resulted in an impairment review of all Best Buy Health assets. The fair value of Best Buy Health was estimated primarily based on DCF analysis. The impairment reflects downward revisions of our revenue growth rates and margin rates compared to previous projections, in part due to pressures in the Medicaid and Medicare Advantage markets. In addition, definite-lived intangible asset impairments and long-lived asset impairments were also recorded. Refer to Note 4, Fair Value Measurements, for additional information. No further impairments were identified in the fourth quarter of fiscal 2026.

Indefinite-Lived Intangible Assets

In the second quarter of fiscal 2026, we recorded a full impairment of $16 million related to our only remaining indefinite-lived intangible asset as a result of restructuring activity that commenced in the second quarter of fiscal 2026. Refer to Note 2, Restructuring, for additional information.

Definite-Lived Intangible Assets

We have definite-lived intangible assets recorded within Other assets on our Consolidated Balance Sheets as follows ($ in millions):

	January 31, 2026		February 1, 2025		Weighted-Average Useful Life Remaining as of January 31, 2026 (in years)
	Gross Carrying Amount(1)	Accumulated Amortization(1)	Gross Carrying Amount	Accumulated Amortization
Customer relationships(2)	$339	$339	$360	$285	-
Tradenames	87	82	92	79	0.7
Developed technology	56	56	64	61	-
Total	$482	$477	$516	$425	0.7
(1)Gross carrying amount and accumulated amortization as of January 31, 2026, excludes $34 million and $16 million, respectively, of definite-lived intangible assets related to the exit of a component of our Best Buy Health business in the second quarter of fiscal 2026. See Note 2, Restructuring, for additional information.
(2)Accumulated amortization as of January 31, 2026, includes $53 million of impairments related to Best Buy Health included in Goodwill and intangible asset impairments on our Consolidated Statements of Earnings.

Amortization expense, included in SG&A on our Consolidated Statements of Earnings, was as follows ($ in millions):

	2026	2025	2024
Amortization expense	$14	$21	$61

4.    Fair Value Measurements

Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

	Balance Sheet Location(1)	Fair Value Hierarchy	Fair Value at
Assets			January 31, 2026	February 1, 2025
Money market funds(2)	Cash and cash equivalents	Level 1	$143	$439
Time deposits(3)	Cash and cash equivalents	Level 2	252	150
Commercial paper(2)	Cash and cash equivalents	Level 2	37	-
Money market funds(2)	Other current assets	Level 1	123	140
Time deposits(3)	Other current assets	Level 2	30	50
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	41	39
Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	1	14
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

Nonrecurring Fair Value Measurements

In fiscal 2026, we recorded asset impairments and other costs as a result of restructuring initiatives that commenced in the first and second quarters of fiscal 2026. Refer to Note 2, Restructuring, for additional information.

In the third quarter of fiscal 2026, we recorded goodwill and definite-lived intangible asset impairments related to Best Buy Health. Refer to Note 3, Goodwill and Intangible Assets, for additional information. In addition, we recorded $21 million of long-lived asset impairments related to Best Buy Health, included in SG&A on our Consolidated Statements of Earnings. The remaining carrying value of net long-lived assets subject to impairment approximates fair value and was immaterial as of January 31, 2026.

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

Long-term debt is presented at carrying value on our Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	January 31, 2026		February 1, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,089	$1,149	$1,031	$1,136
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

Notional amounts of our derivative instruments were as follows ($ in millions):

Contract Type	January 31, 2026	February 1, 2025
Derivatives designated as net investment hedges	$119	$119
Derivatives designated as fair value hedges (interest rate swaps)	500	500
No hedging designation (foreign exchange contracts)	34	42
Total	$653	$661
Effects of our fair value hedges on our Consolidated Statements of Earnings were as follows ($ in millions):

		Gain (Loss) Recognized
	Statement of Earnings Location	2026	2025	2024
Interest rate swaps	Interest expense	$13	$(3)	$(4)
Adjustments to carrying value of long-term debt	Interest expense	(13)	3	4
Total		$-	$-	$-
6.    Leases

Supplemental balance sheet information related to our leases was as follows ($ in millions):

	Balance Sheet Location	January 31, 2026	February 1, 2025
Assets
Operating leases	Operating lease assets	$2,869	$2,833
Finance leases	Property under finance leases, net(1)	42	34
Total lease assets		$2,911	$2,867
Liabilities
Current:
Operating leases	Current portion of operating lease liabilities	$623	$617
Finance leases	Current portion of long-term debt	11	10
Non-current:
Operating leases	Long-term operating lease liabilities	2,334	2,282
Finance leases	Long-term debt	21	15
Total lease liabilities		$2,989	$2,924
(1)Finance leases were recorded net of accumulated depreciation of $38 million and $54 million as of January 31, 2026, and February 1, 2025, respectively.

Costs and cash flow impacts associated with our finance leases were immaterial in the periods presented. Components of our total operating lease cost were as follows ($ in millions):

	Statement of Earnings Location	2026	2025	2024
Operating lease cost(1)	Cost of sales and SG&A(2)	$790	$784	$777
Variable lease cost	Cost of sales and SG&A(2)	241	236	239
Sublease income	SG&A	(14)	(13)	(11)
Total operating lease cost		$1,017	$1,007	$1,005
(1)Includes short-term leases, which are immaterial.
(2)Supply chain-related amounts are included in Cost of sales.

Other information related to our operating leases was as follows ($ in millions):

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows	$794	$781
Lease assets obtained in exchange for new lease liabilities	$680	$771
Weighted average remaining lease term (in years)	5.4	5.4
Weighted average discount rate	4.4%	4.1%

Future lease payments under our non-cancellable operating leases as of January 31, 2026, were as follows ($ in millions):

Operating Leases(1)
Fiscal 2027	$739
Fiscal 2028	719
Fiscal 2029	578
Fiscal 2030	457
Fiscal 2031	312
Thereafter	542
Total future undiscounted lease payments	3,347
Less imputed interest	390
Total reported lease liability	$2,957
(1)Lease payments exclude $22 million of legally binding fixed costs for leases signed but not yet commenced.

7.    Debt

Short-Term Debt

U.S. Revolving Credit Facility

On April 18, 2025, we entered into a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks. The Five-Year Facility Agreement replaced the previous $1.25 billion senior unsecured revolving credit facility (the “Previous Facility”) with a syndicate of banks, which was entered into April 2023 and scheduled to expire April 2028, but was terminated on April 18, 2025. The Five-Year Facility Agreement permits borrowings of up to $1.25 billion and expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of January 31, 2026, or the Previous Facility as of February 1, 2025.

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

The Five-Year Facility Agreement also contains a covenant that requires the company to maintain a maximum quarterly cash flow leverage ratio. The Five-Year Facility Agreement contains customary default provisions, including, but not limited to, failure to pay interest or principal when due and failure to comply with covenants.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	January 31, 2026	February 1, 2025
2028 Notes	$500	$500
2030 Notes	650	650
Interest rate swap valuation adjustments	(1)	(14)
Subtotal	1,149	1,136
Debt discounts and issuance costs	(5)	(7)
Finance lease obligations	32	25
Total long-term debt	1,176	1,154
Less current portion	11	10
Total long-term debt, less current portion	$1,165	$1,144
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

8.    Shareholders’ Equity

Stock Compensation Plans

The Best Buy Co., Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”) authorizes us to grant or issue non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other equity awards to our employees, officers, advisers, consultants and directors. In addition, shares subject to any outstanding awards under our prior stock incentive plans that are forfeited, cancelled or reacquired by the company are available for issuance under the 2020 Plan. Awards issued under the 2020 Plan vest as determined by the Compensation and Human Resources Committee of our Board of Directors (“Board”) at the time of grant. Dividend equivalents accrue on restricted stock and restricted stock units during the vesting period, are forfeitable prior to the vesting date and are settled in shares of our common stock at the vesting or distribution date. As of January 31, 2026, a total of 17.6 million shares were available for future grants under the 2020 Plan. We have not granted incentive stock options.

Stock-based compensation expense was as follows ($ in millions):

	2026	2025	2024
Share awards
Time-based	$119	$122	$126
Market-based	16	17	19
Performance-based	4	-	-
Stock-based compensation expense	139	139	145
Income tax benefits	26	25	27
Stock-based compensation expense, net of tax	$113	$114	$118
Time-Based Share Awards

Time-based share awards vest solely upon continued employment, generally 33% on each of the three annual anniversary dates following the grant date. Time-based share awards to directors vest one year from the date of grant. Information on our time-based share awards was as follows (shares in thousands):

Time-Based Share Awards	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of February 1, 2025	3,478	$79.43
Granted	2,292	$72.92
Vested and distributed	(1,569)	$82.46
Forfeited	(432)	$76.46
Outstanding as of January 31, 2026	3,769	$74.72
Information regarding the vesting and distribution of time-based share awards was as follows ($ in millions):

Time-Based Share Awards	2026	2025	2024
Fair value of awards vested and distributed(1)	$115	$113	$114
Tax benefits realized for tax deductions related to vesting	$22	$23	$24
(1)Based on market value on the date of vesting.

As of January 31, 2026, there was $135 million of unrecognized compensation expense related to non-vested time-based share awards that we expect to recognize over a weighted-average period of 1.8 years.

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

Market-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of February 1, 2025	692	$92.95
Granted	183	$76.71
Adjustment for performance achievement	(189)	$112.62
Forfeited	(44)	$82.20
Outstanding as of January 31, 2026	642	$83.64
Distributions of market-based share awards in fiscal 2026, fiscal 2025, and fiscal 2024 were not significant. As of January 31, 2026, there was $13 million of unrecognized compensation expense related to non-vested market-based share awards that we expect to recognize over a weighted-average period of 1.6 years.

Performance-Based Share Awards

Performance-based share awards vest upon the achievement of company performance goals based upon certain profitability measures. The number of shares of common stock that could be distributed at the end of the incentive period may range from 0% to 150% of each share granted (“target”). Shares are granted at 100% of target. Awards vest after the performance period, if the profitability measure has been met. Information on our performance-based share awards was as follows (shares in thousands):

Performance-Based Share Awards	Shares	Weighted-Average Fair Value per Share
Outstanding as of February 1, 2025	-	$-
Granted	202	$72.54
Forfeited	(15)	$73.48
Outstanding as of January 31, 2026	187	$72.47

As of January 31, 2026, there was $8 million of unrecognized compensation expense related to non-vested performance-based share awards that we expect to recognize over a weighted-average period of 2.0 years.

Earnings per Share

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	2026	2025	2024
Numerator
Net earnings	$1,069	$927	$1,241
Denominator
Weighted-average common shares outstanding	211.0	215.2	217.7
Dilutive effect of stock compensation plan awards	1.1	1.4	0.8
Weighted-average common shares outstanding, assuming dilution	212.1	216.6	218.5

Potential shares which were anti-dilutive and excluded from weighted-average share computations	0.1	-	-

Basic earnings per share	$5.06	$4.31	$5.70
Diluted earnings per share	$5.04	$4.28	$5.68

Repurchase of Common Stock

On February 28, 2022, our Board approved a $5.0 billion share repurchase program. The program had $3.0 billion remaining available for repurchases as of January 31, 2026. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	2026	2025	2024
Total cost of shares repurchased	$273	$500	$340
Average price per share	$69.18	$86.42	$72.52
Number of shares repurchased and retired	4.0	5.8	4.7

9.    Revenue

We generate most of our revenue from contracts with customers from the sale of products and services. Contract balances primarily relate to unfulfilled membership benefits and services not yet completed, product merchandise not yet delivered to customers, unredeemed gift cards and deferred revenue from our private label and co-branded credit card arrangement. Contract balances were as follows ($ in millions):

	January 31, 2026	February 1, 2025
Receivables, net(1)	$538	$504
Short-term contract liabilities included in:
Unredeemed gift card liabilities	235	253
Deferred revenue	900	951
Accrued liabilities	57	50
Long-term contract liabilities included in:
Long-term liabilities	205	229
(1)Receivables are recorded net of allowances for expected credit losses of $17 million and $20 million as of January 31, 2026, and February 1, 2025, respectively.

During fiscal 2026 and fiscal 2025, $1.1 billion and $1.1 billion of revenue was recognized, respectively, that was included in contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Fiscal 2027	$36
Fiscal 2028	33
Fiscal 2029	28
Fiscal 2030	28
Fiscal 2031	27
Thereafter	89

See Note 13, Segment and Geographic Information, for information on our revenue by segment and category.

10.    Income Taxes

Reconciliation of the federal statutory income tax rate to the effective tax rate was as follows ($ in millions):

	2026
	Amount	Percent
U.S. federal income tax at the statutory rate	$295	21.0%
State and local income taxes, net of federal income tax effect(1)	38	2.7%
Foreign tax effects:
China - Statutory tax rate differential	(20)	(1.4)%
Other foreign jurisdictions	8	0.6%
Effect of cross-border tax laws, net of related foreign tax credits:
Subpart F inclusion	19	1.3%
Other	(1)	(0.1)%
Nontaxable or nondeductible items:
Goodwill impairment	25	1.8%
Other	11	0.8%
Other adjustments:
Exit of a component of Best Buy Health business	(27)	(1.9)%
Other	(11)	(0.8)%
Effective income tax rate	$337	24.0%
(1)State and local income taxes in California, Oregon, Texas, New York and Illinois contributed to the majority (greater than 50%) of the tax effect in this category.

Reconciliations of prior year federal statutory income tax rate to the effective tax rate were as follows ($ in millions):

	2025	2024
Federal income tax at the statutory rate	$272	$340
State income taxes, net of federal benefit	52	57
Change in unrecognized tax benefits	(5)	(6)
Expense (benefit) from foreign operations	3	(5)
Tax credits	(23)	(13)
Goodwill impairments (non-deductible)	63	-
Other	10	8
Income tax expense	$372	$381
Effective income tax rate	28.7%	23.5%

Earnings before income tax expense and equity in income of affiliates by jurisdiction were as follows ($ in millions):

	2026	2025	2024
United States	$1,223	$1,095	$1,389
Foreign	181	200	232
Earnings before income tax expense and equity in income of affiliates	$1,404	$1,295	$1,621

Income tax expense (benefit) was comprised of the following ($ in millions):

	2026	2025	2024
Current:
Federal	$207	$341	$452
State	42	67	104
Foreign	28	23	39
	277	431	595
Deferred:
Federal	55	(55)	(177)
State	4	(7)	(37)
Foreign	1	3	-
	60	(59)	(214)
Total income tax expense	$337	$372	$381

Deferred taxes are the result of differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities were comprised of the following ($ in millions):

	January 31, 2026	February 1, 2025
Deferred revenue	$119	$125
Compensation and benefits	70	75
Stock-based compensation	30	29
Other accrued expenses	35	46
Operating lease liabilities	750	758
Loss and credit carryforwards	140	163
Property and equipment	36	57
Other	50	48
Total deferred tax assets	1,230	1,301
Valuation allowance	(143)	(172)
Total deferred tax assets after valuation allowance	1,087	1,129

Inventory	(96)	(92)
Operating lease assets	(720)	(734)
Goodwill and intangible assets	(86)	(61)
Other	(21)	(19)
Total deferred tax liabilities	(923)	(906)
Net deferred tax assets	$164	$223

Net deferred tax assets were included in Other assets on our Consolidated Balance Sheets as of January 31, 2026, and February 1, 2025.

As of January 31, 2026, we had deferred tax assets for net operating loss carryforwards from international operations of $93 million, of which $31 million will expire in various years through 2043 and the remaining amounts have no expiration; U.S. federal foreign tax credit carryforwards of $29 million, which will expire between 2027 and 2036; state credit carryforwards of $1 million, which will expire between 2027 and 2045; state net operating loss carryforwards of $8 million, which will expire between 2027 and 2046; international credit carryforwards of $1 million, which have no expiration; and international capital loss carryforwards of $8 million, which have no expiration.

As of January 31, 2026, a valuation allowance of $143 million had been established, of which $29 million is against U.S. federal foreign tax credit carryforwards; $13 million is against international, federal and state capital loss carryforwards; $99 million is against international and state net operating loss carryforwards and $2 million is against international and state credit carryforwards. The decrease in valuation allowance in fiscal 2026 was primarily due to disposals relating to certain international and state net operating loss carryforwards and certain other foreign deferred tax assets.

Reconciliations of changes in unrecognized tax benefits were as follows ($ in millions):

	2026	2025	2024
Balances at beginning of period	$145	$140	$163
Gross increases related to prior period tax positions	2	13	10
Gross decreases related to prior period tax positions	(6)	(10)	(11)
Gross increases related to current period tax positions	17	20	20
Settlements with taxing authorities	(5)	1	(3)
Lapse of statute of limitations	(18)	(19)	(39)
Balances at end of period	$135	$145	$140

Unrecognized tax benefits of $105 million, $116 million and $121 million as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively, would favorably impact our effective income tax rate if recognized.

We recognize interest and penalties (not included in the unrecognized tax benefits above), as well as interest received from favorable tax settlements, as components of income tax expense. Interest expense of $6 million, $1 million and $3 million was recognized in fiscal 2026, fiscal 2025 and fiscal 2024, respectively. As of January 31, 2026, February 1, 2025, and February 3, 2024, we had accrued interest of $50 million, $45 million and $43 million, respectively.

We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state and local income tax examinations by taxing authorities for years before fiscal 2020. For certain foreign jurisdictions, however, we remain open for examination of fiscal years back to 2011.

Changes in state, federal and foreign tax laws, as well as the timing and outcome of tax examinations, may impact our tax contingencies. The timing and resolution of these matters is uncertain, and the amounts ultimately paid may differ from our recorded accruals, resulting in a change to our gross unrecognized tax benefits in the period in which the change occurs.

Income taxes paid were as follows ($ in millions):

January 31, 2026
Federal	$197
State and local	63
Foreign:
Canada	19
Other	5
Total(1)	$284
(1)Includes payments for purchased tax credits of $150 million.

Recently Enacted Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act ("OB3") was signed into law, amending and extending key provisions of the 2017 Tax Cuts and Jobs Act, including, but not limited to, domestic research expensing, 100% bonus depreciation on tangible property and modifications to the international tax framework. The provisions reduced our fiscal 2026 cash tax liability but did not have a material impact on our income tax expense.

On February 18, 2026, the U.S. Treasury and the Internal Revenue Service issued Notice 2026-7, Additional Interim Guidance Regarding the Application of the Corporate Alternative Minimum Tax. We are currently evaluating the financial impact, including assessing how the adjustments allowed under this notice interact with the tax law changes introduced by OB3.

11.    Benefit Plans

We sponsor retirement savings plans for employees meeting certain eligibility requirements. Participants may choose from various investment options, including a fund comprised of our company stock. Participants can contribute up to 50% of their eligible compensation annually as defined by the plan document, subject to Internal Revenue Service limitations. After one year of service, we will match 100% of the participant’s eligible contributions that do not exceed 3% of compensation, plus 50% of eligible contributions that exceed 3% but do not exceed 5% of compensation. Employer contributions vest immediately. Total employer contributions were $70 million, $71 million and $76 million in fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

We offer a non-qualified, unfunded deferred compensation plan for highly-compensated employees and members of our Board. Amounts contributed and deferred under the plan are invested in options offered under the plan and elected by the participants. The liability for compensation deferred under the plan was $21 million and $20 million as of January 31, 2026, and February 1, 2025, respectively, and is included in Long-term liabilities on our Consolidated Balance Sheets. See Note 4, Fair Value Measurements, for the fair value of assets held for deferred compensation.

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

We had outstanding letters of credit totaling $76 million as of January 31, 2026.

13.    Segment and Geographic Information

Revenue information by segment and category was as follows ($ in millions):

	2026	2025	2024
Domestic:
Computing and Mobile Phones	$18,038	$17,103	$16,930
Consumer Electronics	10,527	11,148	12,014
Appliances	4,166	4,589	5,469
Entertainment	2,811	2,641	3,063
Services	2,466	2,456	2,357
Other	270	301	264
Total Domestic revenue	38,278	38,238	40,097
International:
Computing and Mobile Phones	1,676	1,578	1,552
Consumer Electronics	933	917	955
Appliances	303	321	335
Entertainment	281	267	300
Services	190	175	173
Other	30	32	40
Total International revenue	3,413	3,290	3,355
Total revenue	$41,691	$41,528	$43,452

Adjusted operating income by segment and the reconciliation to consolidated earnings before income tax expense and equity in income of affiliates were as follows ($ in millions):

	2026
	Domestic (1)	International	Total
Revenue	$38,278	$3,413	$41,691
Cost of sales	29,642	2,676	32,318
Adjusted SG&A (2)	6,966	622	7,588
Adjusted operating income	$1,670	$115	1,785
Restructuring charges			190
Goodwill and intangible asset impairments			171
Intangible asset amortization			14
Long-lived asset impairment			21
Operating income			1,389
Other income (expense):
Loss on disposal of subsidiaries			(6)
Investment income and other			68
Interest expense			(47)
Earnings before income tax expense and equity in income of affiliates			$1,404
(1)Domestic segment Adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions and non-cash impairments of certain long-lived assets.

	2025
	Domestic (1)	International	Total
Revenue	$38,238	$3,290	$41,528
Cost of sales	29,591	2,552	32,143
Adjusted SG&A (2)	7,000	630	7,630
Adjusted operating income	$1,647	$108	1,755
Restructuring charges			(3)
Goodwill impairment			475
Intangible asset amortization			21
Operating income			1,262
Other income (expense):
Investment income and other			84
Interest expense			(51)
Earnings before income tax expense and equity in income of affiliates			$1,295
(1)Domestic segment Adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

	2024
	Domestic (1)	International	Total
Revenue	$40,097	$3,355	$43,452
Cost of sales	31,247	2,602	33,849
Adjusted SG&A (2)	7,175	640	7,815
Adjusted operating income	$1,675	$113	1,788
Restructuring charges			153
Intangible asset amortization			61
Operating income			1,574
Other income (expense):
Gain on sale of subsidiary, net			21
Investment income and other			78
Interest expense			(52)
Earnings before income tax expense and equity in income of affiliates			$1,621
(1)Domestic segment Adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

Cash flow and other expense information by segment was as follows ($ in millions):

	2026	2025	2024
Capital expenditures
Domestic	$623	$640	$760
International	81	66	35
Total capital expenditures	$704	$706	$795
Depreciation and amortization
Domestic	$788	$825	$880
International	43	41	43
Total depreciation and amortization	$831	$866	$923

Asset information by segment was as follows ($ in millions):

	2026	2025
Domestic	$13,407	$13,567
International	1,263	1,215
Total assets	$14,670	$14,782

Geographic information was as follows ($ in millions):

	2026	2025	2024
Revenue from external customers
U.S.	$38,278	$38,238	$40,097
Canada	3,413	3,290	3,355
Total revenue from external customers	$41,691	$41,528	$43,452

		2026	2025
Property and equipment, net
U.S.		$1,822	$2,002
Canada		164	120
Total property and equipment, net		$1,986	$2,122

14.    Subsequent Events

During fiscal 2026, U.S. tariffs were imposed under the International Emergency Economic Powers Act (the “IEEPA”) that applied to certain imported private‑label branded and direct import products that we sold during the year or held in inventory as of the end of the fiscal year. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the IEEPA were unauthorized. The ruling did not address potential refunds. Following the ruling, various actions and proceedings have occurred involving U.S. trade authorities and the U.S. Court of International Trade relating to the administration, collection and potential refund of tariffs imposed under the IEEPA. The outcome of these actions, including the timing, process and ultimate recoverability of any refunds, remains uncertain.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), as of January 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal fourth quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Plan Elections

During the fiscal quarter ended January 31, 2026, none of the Company’s directors or officers (as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Other Information

There was no information required to be disclosed in a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that was not reported.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the applicable information in the company’s Proxy Statement for the 2026 Regular Meeting of Shareholders (the “2026 Proxy Statement”), which is expected to be filed with the SEC on or before May 1, 2026.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the applicable information in the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item related to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated by reference to the applicable information in the 2026 Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this report:

1.Financial Statements:

All financial statements as set forth under Item 8 of this report.

2.Supplementary Financial Statement Schedules:

Certain schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements, including the notes thereto.

3.Exhibits:

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation	8-K	3.1	6/12/2020
3.2	Amended and Restated By-Laws	8-K	3.1	6/14/2018
4.1	Form of Indenture, to be dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	S-3ASR	4.1	3/8/2011
4.2	Third Supplemental Indenture, dated as of September 27, 2018, to the Indenture dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor	8-K	4.1	9/27/2018
4.3	Form of 4.450% Notes due 2028 (included in Exhibit 4.2)

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.4	Fourth Supplemental Indenture, dated as of October 1, 2020, to the Indenture, dated as of March 11, 2011, between Best Buy Co., Inc. and U.S. Bank National Association, as successor trustee	8-K	4.1	10/1/2020
4.5	Form of 1.950% Notes due 2030 (included in Exhibit 4.4)
4.6	Description of Securities	10-K	4.6	3/19/2025
10.1	Five-Year Credit Agreement dated as of April 18, 2025, among Best Buy Co., Inc., the Subsidiary Guarantors, the Lenders and U.S. Bank National Association as administrative agent	8-K	10.1	4/22/2025
*10.2	Best Buy Co., Inc. 2004 Omnibus Stock and Incentive Plan, as amended	S-8	99	7/15/2011
*10.3	2010 Long-Term Incentive Program Award Agreement, as approved by the Board of Directors	10-K	10.7	4/28/2010
*10.4	Letter Agreement, dated March 25, 2013, between Best Buy Co., Inc. and Richard M. Schulze	8-K	99.2	3/25/2013
*10.5	Form of Best Buy Co., Inc. Long-Term Incentive Program Award	10-K	10.19	3/28/2014
*10.6	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement	10-K	10.20	3/28/2014
*10.7	Form of Best Buy Co., Inc. Long Term Incentive Program Award Agreement (2014)	10-Q	10.1	12/5/2014
*10.8	Best Buy Co., Inc. 2014 Omnibus Incentive Plan	DEF 14A	App. B	4/29/2014
*10.9	Form of Best Buy Co., Inc. Director Restricted Stock Unit Award Agreement (2014)	10-Q	10.1	9/10/2014
*10.10	Best Buy Sixth Amended and Restated Deferred Compensation Plan	10-K	10.19	3/31/2015
*10.11	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2015)	10-Q	10.1	9/4/2015
*10.12	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2016)	10-Q	10.1	6/9/2016
*10.13	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for Directors (2016)	10-Q	10.2	6/9/2016
*10.14	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Shares	10-Q	10.1	6/5/2017
*10.15	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2017) - Restricted Stock Units	10-Q	10.2	6/5/2017
*10.16	Best Buy Co., Inc. Amended & Restated 2014 Omnibus Incentive Plan	DEF 14A	App. A	5/1/2017
*10.17	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement for U.S. Directors (2017)	10-Q	10.2	9/5/2017
*10.18	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Shares	10-Q	10.1	6/8/2018
*10.19	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Restricted Stock Units	10-Q	10.2	6/8/2018
*10.20	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2018) – Directors	10-Q	10.1	9/10/2018
*10.21	Employment Agreement, dated April 13, 2019, between Corie Barry and Best Buy Co., Inc.	8-K	10.2	4/15/2019
*10.22	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Shares	10-Q	10.1	6/7/2019
*10.23	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Restricted Stock Units	10-Q	10.2	6/7/2019
*10.24	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2019) – Directors	10-Q	10.1	9/6/2019
*10.25	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Shares	10-Q	10.2	5/27/2020
*10.26	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Restricted Stock Units	10-Q	10.3	5/27/2020
*10.27	Best Buy Co., Inc. 2020 Omnibus Incentive Plan	10-K	10.32	3/19/2021
*10.28	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2020) – Directors	10-Q	10.2	8/31/2020
*10.29	Best Buy Severance Plan and Summary Plan Description (January 31, 2021)	10-K	10.34	3/19/2021
*10.30	Form of Employment Separation and General Release Agreement	10-Q	10.2	6/4/2021
*10.31	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Shares	10-K	10.32	3/18/2022
*10.32	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Restricted Stock Units	10-K	10.33	3/18/2022
*10.33	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2021) – Directors	10-Q	10.1	8/31/2021
*10.34	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Restricted Shares	10-Q	10.1	6/2/2022
*10.35	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Restricted Stock Units	10-Q	10.2	6/2/2022

		Incorporated by Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
*10.36	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2022) – Directors	10-Q	10.1	9/8/2022
*10.37	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) – Restricted Shares	10-Q	10.2	6/2/2023
*10.38	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) – Restricted Stock Units	10-Q	10.3	6/2/2023
*10.39	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2023) - Directors	10-Q	10.1	12/1/2023
*10.40	Policy Regarding Shareholder Ratification of Executive Officer Cash Severance Agreements	8-K	10.1	3/7/2024
*10.41	Form of Best Buy Co., Inc. Long-Term Incentive Award Agreement (2024) – Restricted Shares	10-Q	10.1	6/7/2024
*10.42	Form of Best Buy Co., Inc. Long-Term Incentive Award Agreement (2024) – Restricted Stock Units	10-Q	10.2	6/7/2024
*10.43	Restated Best Buy Severance Plan and Summary Plan Description (2023)	10-Q	10.4	6/7/2024
*10.44	Form of Best Buy Co., Inc. Long-Term Incentive Award Agreement (2024) – Directors	10-Q	10.1	9/6/2024
*10.45	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2025) - Restricted Shares	10-Q	10.1	6/6/2025
*10.46	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2025) - Restricted Stock Units	10-Q	10.2	6/6/2025
*10.47	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2025) - Directors	10-Q	10.1	9/5/2025
*10.48	Form of Executive Officer Separation and General Release Agreement	10-Q	10.2	9/5/2025
*10.49	Amendment No.1 to the Best Buy Co., Inc. 2020 Omnibus Incentive Plan	DEF 14A	Annex A	5/1/2025
19.1	Securities Trading Policy				X
21.1	Subsidiaries of the Registrant				X
23.1	Consent of Deloitte & Touche LLP				X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
97.1	Policy Regarding the Recoupment of Erroneously Awarded Compensation	10-K	97.1	3/15/2024
101	The following financial information from our Annual Report on Form 10-K for fiscal 2026, filed with the SEC on March 18, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the consolidated balance sheets at January 31, 2026, and February 1, 2025, (ii) the consolidated statements of earnings for the years ended January 31, 2026, February 1, 2025, and February 3, 2024, (iii) the consolidated statements of comprehensive income for the years ended January 31, 2026, February 1, 2025, and February 3, 2024, (iv) the consolidated statements of cash flows for the years ended January 31, 2026, February 1, 2025, and February 3, 2024, (v) the consolidated statements of changes in shareholders' equity for the years ended January 31, 2026, February 1, 2025, and February 3, 2024, and (vi) the Notes to Consolidated Financial Statements.
104	The cover page from our Annual Report on Form 10-K for fiscal 2026, filed with the SEC on March 18, 2026, formatted in iXBRL (included as Exhibit 101).
*Management contracts or compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

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

Signature	Title	Date

/s/ Corie Barry	Chief Executive Officer	March 18, 2026
Corie Barry	(principal executive officer)

/s/ Matthew Bilunas	Senior Executive Vice President, Chief Financial Officer and Enterprise Strategy	March 18, 2026
Matthew Bilunas	(principal financial officer)

/s/ Mathew R. Watson	Senior Vice President, Controller and Chief Accounting Officer	March 18, 2026
Mathew R. Watson	(principal accounting officer)

/s/ David W. Kenny	Chairman	March 18, 2026
David W. Kenny

/s/ Lisa M. Caputo	Director	March 18, 2026
Lisa M. Caputo

/s/ Meghan C. Frank	Director	March 18, 2026
Meghan C. Frank

/s/ A. Dylan Jadeja	Director	March 18, 2026
A. Dylan Jadeja

/s/ David C. Kimbell	Director	March 18, 2026
David C. Kimbell

/s/ Mario J. Marte	Director	March 18, 2026
Mario J. Marte

/s/ Karen A. McLoughlin	Director	March 18, 2026
Karen A. McLoughlin

/s/ Claudia F. Munce	Director	March 18, 2026
Claudia F. Munce

/s/ Richelle P. Parham	Director	March 18, 2026
Richelle P. Parham

/s/ Steven E. Rendle	Director	March 18, 2026
Steven E. Rendle

/s/ Sima D. Sistani	Director	March 18, 2026
Sima D. Sistani

/s/ Melinda D. Whittington	Director	March 18, 2026
Melinda D. Whittington