Form 10-Q
period 2026-05-02
BEST BUY CO INC
filed 2026-06-05
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 210,767,126 shares of common stock outstanding as of June 3, 2026.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED MAY 2, 2026

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
$ in millions, except per share amounts (unaudited)

	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Current assets
Cash and cash equivalents	$1,749	$1,738	$1,147
Receivables, net	906	1,043	744
Merchandise inventories	5,598	5,230	5,194
Other current assets	487	493	500
Total current assets	8,740	8,504	7,585
Property and equipment, net	1,987	1,986	2,089
Operating lease assets	2,870	2,869	2,821
Goodwill	790	790	908
Other assets	503	521	725
Total assets	$14,890	$14,670	$14,128

Liabilities and equity
Current liabilities
Accounts payable	$5,118	$4,745	$4,670
Unredeemed gift card liabilities	229	235	246
Deferred revenue	843	900	891
Accrued compensation and related expenses	317	423	367
Accrued liabilities	665	742	617
Current portion of operating lease liabilities	614	623	611
Current portion of long-term debt	11	11	10
Total current liabilities	7,797	7,679	7,412
Long-term operating lease liabilities	2,343	2,334	2,277
Long-term debt	1,158	1,165	1,153
Long-term liabilities	509	528	523
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 210.7 million, 209.1 million and 211.3 million shares, respectively	22	22	22
Additional paid-in capital	65	14	-
Retained earnings	2,677	2,610	2,428
Accumulated other comprehensive income	319	318	313
Total equity	3,083	2,964	2,763
Total liabilities and equity	$14,890	$14,670	$14,128
NOTE: The Consolidated Balance Sheet as of January 31, 2026, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Revenue	$8,936	$8,767
Cost of sales	6,834	6,718
Gross profit	2,102	2,049
Selling, general and administrative expenses	1,741	1,721
Restructuring charges	(9)	109
Operating income	370	219
Other income (expense):
Investment income and other	19	15
Interest expense	(11)	(12)
Earnings before income tax expense and equity in loss of affiliates	378	222
Income tax expense	102	19
Equity in loss of affiliates	-	(1)
Net earnings	$276	$202

Basic earnings per share	$1.31	$0.95
Diluted earnings per share	$1.31	$0.95

Weighted-average common shares outstanding:
Basic	210.4	212.0
Diluted	211.3	213.0
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Net earnings	$276	$202
Foreign currency translation adjustments, net of tax	1	13
Comprehensive income	$277	$215
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Operating activities
Net earnings	$276	$202
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	194	211
Restructuring charges	(9)	109
Stock-based compensation	40	40
Deferred income taxes	10	(51)
Other, net	1	(2)
Changes in operating assets and liabilities:
Receivables	138	298
Merchandise inventories	(367)	(95)
Other assets	12	7
Accounts payable	349	(330)
Income taxes	42	7
Other liabilities	(311)	(362)
Total cash provided by operating activities	375	34

Investing activities
Additions to property and equipment	(160)	(166)
Total cash used in investing activities	(160)	(166)

Financing activities
Repurchase of common stock	-	(100)
Dividends paid	(202)	(202)
Other, net	-	(3)
Total cash used in financing activities	(202)	(305)

Effect of exchange rate changes on cash and cash equivalents	-	4
Increase (decrease) in cash, cash equivalents and restricted cash	13	(433)
Cash, cash equivalents and restricted cash at beginning of period	2,023	1,868
Cash, cash equivalents and restricted cash at end of period	$2,036	$1,435
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances at January 31, 2026	209.1	$22	$14	$2,610	$318	$2,964
Net earnings, three months ended May 2, 2026	-	-	-	276	-	276
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	1	1
Stock-based compensation	-	-	40	-	-	40
Issuance of common stock	1.6	-	4	-	-	4
Common stock dividends, $0.96 per share	-	-	7	(209)	-	(202)
Balances at May 2, 2026	210.7	$22	$65	$2,677	$319	$3,083

Balances at February 1, 2025	211.4	$22	$-	$2,486	$300	$2,808
Net earnings, three months ended May 3, 2025	-	-	-	202	-	202
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	13	13
Stock-based compensation	-	-	40	-	-	40
Issuance of common stock	1.5	-	2	-	-	2
Common stock dividends, $0.95 per share	-	-	6	(208)	-	(202)
Repurchase of common stock	(1.6)	-	(48)	(52)	-	(100)
Balances at May 3, 2025	211.3	$22	$-	$2,428	$313	$2,763
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

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. The first three months of fiscal 2027 and fiscal 2026 each included 13 weeks. Unless otherwise noted, references to years in these notes to condensed consolidated financial statements relate to fiscal years, not calendar years.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from May 2, 2026, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified.

Unadopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of specific expense categories in the notes to financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of the ASU and expect to include updated expense disclosures in our fiscal 2028 Form 10-K.

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Our liability associated with the funded participation in the program, which is primarily included in Accounts payable on our Condensed Consolidated Balance Sheets, was $861 million, $600 million and $569 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the totals shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	May 2, 2026	January 31, 2026	May 3, 2025
Cash and cash equivalents	$1,749	$1,738	$1,147
Restricted cash included in Other current assets	287	285	288
Total cash, cash equivalents and restricted cash	$2,036	$2,023	$1,435

Amounts included in restricted cash are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities.

2.     Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended
	May 2, 2026	May 3, 2025
Fiscal 2026 Labor and Store Optimization Initiative	$(8)	$-
Best Buy Health Optimization and China Sourcing Initiative	(1)	111
Fiscal 2024 Restructuring Initiative	-	(2)
Total	$(9)	$109

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

All charges incurred related to this initiative were from continuing operations and presented within Restructuring charges on our Condensed Consolidated Statements of Earnings. The composition of restructuring charges incurred related to this initiative were as follows ($ in millions):

	Three Months Ended May 2, 2026	Cumulative Amount as of May 2, 2026
	Domestic	Domestic	International	Total
Termination benefits	$(7)	$61	$3	$64
Asset impairments and other costs(1)	(1)	45	-	45
Total	$(8)	$106	$3	$109
(1)Cumulative amount as of May 2, 2026 primarily represents asset impairments related to planned store closures, an impairment related to an indefinite-lived tradename and other exit costs. The remaining carrying value of net assets approximates fair value and was immaterial as of May 2, 2026.

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at January 31, 2026	$42	$3	$45
Cash payments	(8)	(1)	(9)
Adjustments(1)	(7)	-	(7)
Balances at May 2, 2026	$27	$2	$29
(1)Represents adjustments primarily related to higher-than-expected employee retention from previously planned organizational changes.

Our restructuring accrual liabilities primarily related to termination benefits of $29 million as of May 2, 2026, reflect expected future cash payments primarily during fiscal 2027 and fiscal 2028.

Best Buy Health Optimization and China Sourcing Initiative

In the first quarter of fiscal 2026, we commenced a restructuring initiative primarily focused on optimizing our Best Buy Health business by taking actions to maximize value and improve profitability in light of its performance against our original forecasting. These actions included the exit of a component of our Best Buy Health business that was finalized during the second quarter of fiscal 2026. In addition, we also made significant changes to reduce our exposure to tariffs, particularly in China. We currently do not expect to incur material future restructuring charges related to this initiative and no material liability remains as of May 2, 2026.

Fiscal 2024 Restructuring Initiative

During the fourth quarter of fiscal 2024, we commenced an enterprise-wide restructuring initiative intended to align field labor resources with where customers want to shop and to optimize the customer experience, redirect corporate resources for better alignment with our strategy and right-size resources to better align with our revenue outlook for fiscal 2025. There were no expenses incurred related to this initiative in the first quarter of fiscal 2027, and we do not expect to incur material future restructuring charges related to this initiative.

The only remaining restructuring accrual related to this initiative relates to our Domestic segment and was as follows ($ in millions):

Termination Benefits
Balance at January 31, 2026	$31
Cash payments	(1)
Balance at May 2, 2026	$30

Our restructuring accrual liability related to termination benefits of $30 million as of May 2, 2026, reflects expected future cash payments primarily during fiscal 2028.

3.    Goodwill

Goodwill balances by segment were as follows ($ in millions):

	May 2, 2026		January 31, 2026		May 3, 2025
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment (1)	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(660)	$1,450	$(660)	$1,450	$(542)
International	608	(608)	608	(608)	608	(608)
Total	$2,058	$(1,268)	$2,058	$(1,268)	$2,058	$(1,150)
(1)In the third quarter of fiscal 2026, we recorded a goodwill impairment of $118 million within the Domestic segment for the Best Buy Health reporting unit.

4.     Fair Value Measurements

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value as of
	Balance Sheet Location(1)	Fair Value Hierarchy	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$77	$143	$79
Time deposits(3)	Cash and cash equivalents	Level 2	200	252	232
Commercial paper(2)	Cash and cash equivalents	Level 2	-	37	-
Money market funds(2)	Other current assets	Level 1	124	123	142
Time deposits(3)	Other current assets	Level 2	30	30	50
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	41	41	38
Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	8	1	8
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

Nonrecurring Fair Value Measurements

In the first quarter of fiscal 2026, we recorded asset impairments and other costs related to our Best Buy Health Optimization and China Sourcing Initiative. These nonrecurring fair value remeasurements were based on significant unobservable inputs (Level 3). Refer to Note 2, Restructuring, for additional information.

Fair Value of Financial Instruments

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	May 2, 2026		January 31, 2026		May 3, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,075	$1,142	$1,089	$1,149	$1,043	$1,142
(1)Excludes debt discounts, issuance costs and finance lease obligations.

5.     Derivative Instruments

The net notional amounts of our derivative instruments were as follows ($ in millions):

	May 2, 2026	January 31, 2026	May 3, 2025
Derivatives designated as net investment hedges	$119	$119	$119
Derivatives designated as fair value hedges (interest rate swaps)	500	500	500
No hedge designation (foreign exchange contracts)	31	34	54
Total	$650	$653	$673

Effects of our fair value hedges included in Interest expense on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

	Gain (Loss) Recognized
	Three Months Ended
	May 2, 2026	May 3, 2025
Interest rate swaps	$(7)	$6
Adjustments to carrying value of long-term debt	7	(6)
Total	$-	$-

6.     Debt

Short-Term Debt

U.S. Revolving Credit Facility

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of May 2, 2026, January 31, 2026, or May 3, 2025.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	May 2, 2026	January 31, 2026	May 3, 2025
Notes, 4.45%, due October 1, 2028 ("2028 Notes")	$500	$500	$500
Notes, 1.95%, due October 1, 2030 ("2030 Notes")	650	650	650
Interest rate swap valuation adjustments	(8)	(1)	(8)
Subtotal	1,142	1,149	1,142
Debt discounts and issuance costs	(5)	(5)	(6)
Finance lease obligations	32	32	27
Total long-term debt	1,169	1,176	1,163
Less current portion	11	11	10
Total long-term debt, less current portion	$1,158	$1,165	$1,153

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

	May 2, 2026	January 31, 2026	May 3, 2025
Receivables, net(1)	$528	$538	$461
Short-term contract liabilities included in:
Unredeemed gift card liabilities	229	235	246
Deferred revenue	843	900	891
Accrued liabilities	64	57	59
Long-term contract liabilities included in:
Long-term liabilities	197	205	221
(1)Receivables are recorded net of allowances for expected credit losses of $13 million, $17 million and $15 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.

During the first three months of fiscal 2027 and fiscal 2026, $569 million and $614 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2027	$27
Fiscal 2028	33
Fiscal 2029	29
Fiscal 2030	28
Fiscal 2031	27
Fiscal 2032	26
Thereafter	63

See Note 11, Segments, for information on our revenue by segment and category.

8.     Earnings per Share

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 2, 2026	May 3, 2025
Numerator
Net earnings	$276	$202
Denominator
Weighted-average common shares outstanding	210.4	212.0
Dilutive effect of stock compensation plan awards	0.9	1.0
Weighted-average common shares outstanding, assuming dilution	211.3	213.0

Potential shares which were anti-dilutive and excluded from weighted-average share computations	1.7	0.3

Basic earnings per share	$1.31	$0.95
Diluted earnings per share	$1.31	$0.95

9.     Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program. The program had $3.0 billion remaining available for repurchases as of May 2, 2026. There is no expiration date governing the period over which we can repurchase shares under this authorization.

There were no share repurchases during the three months ended May 2, 2026. Information regarding the shares we repurchased and retired in the prior year was as follows ($ and shares in millions, except per share amounts):

Three Months Ended May 3, 2025
Total cost of shares repurchased	$100
Average price per share	$64.39
Number of shares repurchased and retired	1.6

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

11.     Segments

Revenue Category Reclassification

Beginning in the first quarter of fiscal 2027, we reclassified certain amounts within our revenue categories to better align with management's current view of the business. The reclassification primarily relates to credit card revenue and digital content revenue (including digital gaming, software and subscriptions) that were previously included in various product revenue categories and, following the reclassification, are now included within services revenue. The reclassification impacts only the presentation of revenue by category and does not affect previously reported total revenue, net earnings or cash flows.

The key components of each revenue category are now as follows:

•Computing and Mobile Phones - computing (including desktops, notebooks and peripherals), mobile phones (including related mobile network carrier commissions), networking, tablets (including e-readers) and wearables (including smartwatches);
•Consumer Electronics - digital imaging, health and fitness products, home theater (including accessories, soundbars and televisions), portable audio (including headphones and portable speakers) and smart home;
•Appliances - large appliances (including dishwashers, laundry, ovens and refrigerators) and small appliances (including blenders, coffee makers, vacuums and personal care);
•Entertainment - drones, gaming (including hardware, peripherals and certain software, as well as augmented reality glasses), toys and virtual reality;
•Services - advertising, credit card revenue, digital content (including digital gaming, software and subscriptions), fulfillment, health-related services, installation, marketplace commissions, memberships, repair, technical support and warranty-related services; and
•Other - other product offerings (including baby, food and beverage and outdoor living).

Revenue information by segment and category was as follows ($ in millions):

	Three Months Ended
	May 2, 2026	May 3, 2025(1)
Domestic:
Computing and Mobile Phones	$3,887	$3,737
Consumer Electronics	2,151	2,215
Appliances	841	979
Services	786	749
Entertainment	548	398
Other	36	49
Total Domestic revenue	8,249	8,127
International:
Computing and Mobile Phones	343	317
Consumer Electronics	180	171
Appliances	53	56
Services	49	47
Entertainment	51	41
Other	11	8
Total International revenue	687	640
Total revenue	$8,936	$8,767
(1)Amounts for the three months ended May 3, 2025, have been recast to conform to the current presentation. See Revenue Category Reclassification, above, for additional information.

Adjusted operating income by segment and the reconciliation to consolidated earnings before income tax expense and equity in loss of affiliates were as follows ($ in millions):

	Three Months Ended
	May 2, 2026			May 3, 2025
	Domestic(1)	International	Total	Domestic(1)	International	Total
Revenue	$8,249	$687	$8,936	$8,127	$640	$8,767
Cost of sales	6,295	539	6,834	6,219	499	6,718
Adjusted SG&A(2)	1,596	143	1,739	1,579	137	1,716
Adjusted operating income	$358	$5	363	$329	$4	333
Restructuring charges			(9)			109
Intangible asset amortization			2			5
Operating income			370			219
Other income (expense):
Investment income and other			19			15
Interest expense			(11)			(12)
Earnings before income tax expense and equity in loss of affiliates			$378			$222
(1)Domestic segment Adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

Cash flow and other expense information by segment was as follows ($ in millions):

	Three Months Ended
	May 2, 2026	May 3, 2025
Capital expenditures
Domestic	$145	$150
International	15	16
Total capital expenditures	$160	$166
Depreciation and amortization
Domestic	$182	$201
International	12	10
Total depreciation and amortization	$194	$211

Asset information by segment was as follows ($ in millions):

	May 2, 2026	January 31, 2026	May 3, 2025
Domestic	$13,586	$13,407	$12,835
International	1,304	1,263	1,293
Total assets	$14,890	$14,670	$14,128

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us” and “our” refers to Best Buy Co., Inc. and its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (including the information presented therein under Risk Factors), as well as our other reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

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

Revenue Category Reclassification

Beginning in the first quarter of fiscal 2027, we reclassified certain amounts within our revenue categories to better align with management's current view of the business. The reclassification primarily relates to credit card revenue and digital content revenue (including digital gaming, software and subscriptions) that were previously included in various product revenue categories and, following the reclassification, are now included within services revenue. The reclassification impacts only the presentation of revenue by category and does not affect previously reported total revenue, total comparable sales, net earnings or cash flows. Revenue mix and comparable sales by revenue category for the three months ended May 3, 2025, have been recast to conform with this reclassification.

The key components of each revenue category are now as follows:

•Computing and Mobile Phones - computing (including desktops, notebooks and peripherals), mobile phones (including related mobile network carrier commissions), networking, tablets (including e-readers) and wearables (including smartwatches);
•Consumer Electronics - digital imaging, health and fitness products, home theater (including accessories, soundbars and televisions), portable audio (including headphones and portable speakers) and smart home;
•Appliances - large appliances (including dishwashers, laundry, ovens and refrigerators) and small appliances (including blenders, coffee makers, vacuums and personal care);
•Entertainment - drones, gaming (including hardware, peripherals and certain software, as well as augmented reality glasses), toys and virtual reality;
•Services - advertising, credit card revenue, digital content (including digital gaming, software and subscriptions), fulfillment, health-related services, installation, marketplace commissions, memberships, repair, technical support and warranty-related services; and
•Other - other product offerings (including baby, food and beverage and outdoor living).

Non-GAAP Financial Measures

This MD&A includes financial information prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”), as well as certain non-GAAP financial measures, such as consolidated adjusted selling, general and administrative expenses ("SG&A"), consolidated adjusted SG&A rate, consolidated adjusted operating income, consolidated adjusted operating income rate, consolidated adjusted effective tax rate and consolidated adjusted diluted earnings per share (“EPS”). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, provide additional useful information for evaluating current period performance and assessing future performance. For these reasons, internal management reporting, including budgets, forecasts and financial targets used for short-term incentives are based on non-GAAP financial measures. Generally, our non-GAAP financial measures include adjustments for items such as restructuring charges, goodwill and acquired intangible asset impairments, certain long-lived asset impairments, price-fixing settlements, gains and losses on disposals of subsidiaries and certain investments, amortization of definite-lived intangible assets associated with acquisitions, certain acquisition-related costs and the tax effect of all such items. In addition, certain other items may be excluded from non-GAAP financial measures when we believe doing so provides greater clarity to management and our investors. We provide reconciliations of the most comparable financial measures presented in accordance with GAAP to presented non-GAAP financial measures that enable investors to understand the adjustments made in arriving at the non-GAAP financial measures and to evaluate performance using the same metrics as management. These non-GAAP financial measures should be considered in addition to, and not superior to or as a substitute for, GAAP financial measures. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure. Non-GAAP financial measures may be calculated differently from similarly titled measures used by other companies, thereby limiting their usefulness for comparative purposes.

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

Tariffs

We continue to monitor developments with respect to tariffs and other trade policy matters closely, including impacts from the U.S. Supreme Court decision that ruled the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. We are participating in the process established by the U.S. Customs and Border Protection for refunds of tariffs we paid as the importer of record under IEEPA. The timing and amount of refunds ultimately received is subject to ongoing legal and administrative uncertainty. Accordingly, we did not recognize any amounts related to these refunds during the three months ended May 2, 2026.

As tariff and trade policy discussions are ongoing and related matters continue to evolve, we cannot predict with certainty their ultimate impact on our business in future periods, including our results of operations and cash flows. For more information on these risks and uncertainties, see Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended
	May 2, 2026	May 3, 2025
Revenue	$8,936	$8,767
Revenue % change	1.9%	(0.9)%
Comparable sales % change	2.0%	(0.7)%
Gross profit	$2,102	$2,049
Gross profit as a % of revenue(1)	23.5%	23.4%
Selling, general and administrative expense ("SG&A")	$1,741	$1,721
SG&A as a % of revenue(1)	19.5%	19.6%
Restructuring charges	$(9)	$109
Operating income	$370	$219
Operating income as a % of revenue	4.1%	2.5%
Net earnings	$276	$202
Diluted EPS	$1.31	$0.95
(1)Because retailers vary in how they record costs of operating their supply chain between cost of sales and SG&A, our gross profit rate and SG&A rate may not be comparable to other retailers’ corresponding rates. For additional information regarding costs classified in cost of sales and SG&A, refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

In the first quarter of fiscal 2027, we generated $8.9 billion in revenue and our comparable sales grew 2.0%, primarily driven by comparable sales growth in gaming, computing and mobile phones, partially offset by a comparable sales decline in major appliances. The comparable sales growth was due to a mix of new technology innovation, our continued focus on omni-channel customer experience and strong vendor partnerships.

We recorded a reduction to restructuring charges in the first quarter of fiscal 2027, primarily related to adjustments for termination benefits associated with a labor and store optimization restructuring initiative that commenced in the second quarter of fiscal 2026. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements for additional information.

Operating income rate increased in the first quarter of fiscal 2027, primarily due to lower restructuring charges.

Diluted EPS increased in the first quarter of fiscal 2027, primarily due to higher operating income.

Revenue, gross profit rate, SG&A rate and operating income rate changes in the first quarter of fiscal 2027 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.
Store Summary

Stores open by segment were as follows:

	May 2, 2026	May 3, 2025
Best Buy	884	886
Outlet Centers	18	24
Pacific Sales	20	20
Yardbird	2	21
Total Domestic stores	924	951
Canada Best Buy stores	129	128
Canada Best Buy Mobile stand-alone stores	12	29
Total International stores(1)	141	157
Total stores	1,065	1,108
(1)Excludes Best Buy Express stores leased by Bell Canada.

We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to increase our Domestic segment Best Buy store count by an additional four stores by the end of fiscal 2027.

Income Tax Expense

Income tax expense increased to $102 million in the first quarter of fiscal 2027 compared to $19 million in the first quarter of fiscal 2026, primarily due to the discrete tax impacts of the restructuring charges and the associated exit of a component of our Best Buy Health business in the prior year, as well as higher pre-tax income. Effective tax rate (“ETR”) increased to 26.9% in the first quarter of fiscal 2027 compared to 8.6% in the first quarter of fiscal 2026, primarily due to these prior-year discrete tax impacts. See Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended
	May 2, 2026	May 3, 2025
Revenue	$8,249	$8,127
Revenue % change	1.5%	(0.9)%
Comparable sales % change(1)	1.8%	(0.7)%
Gross profit	$1,954	$1,908
Gross profit as a % of revenue	23.7%	23.5%
Adjusted SG&A(2)	$1,596	$1,579
Adjusted SG&A as a % of revenue(3)	19.3%	19.4%
Adjusted operating income(2)	$358	$329
Adjusted operating income as a % of revenue(4)	4.3%	4.0%
Selected Online Revenue Data
Total online revenue	$2,616	$2,579
Online revenue as a % of total segment revenue	31.7%	31.7%
Comparable online sales % change(1)	1.4%	2.1%
(1)Comparable online sales are included in the comparable sales calculation.
(2)Represents segment Adjusted SG&A and segment Adjusted operating income in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting.
(3)Adjusted SG&A as a % of revenue is calculated as Domestic segment Adjusted SG&A divided by Domestic segment Revenue.
(4)Adjusted operating income as a % of revenue is calculated as Domestic segment Adjusted operating income divided by Domestic segment Revenue.

Domestic segment revenue increased in the first quarter of fiscal 2027, primarily driven by comparable sales growth in gaming, computing, mobile phones and services, partially offset by a comparable sales decline in appliances. Online revenue of $2.6 billion in the first quarter of fiscal 2027 increased 1.4% on a comparable basis.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 2, 2026	May 3, 2025(1)	May 2, 2026	May 3, 2025(1)
Computing and Mobile Phones	47%	46%	4.2%	6.1%
Consumer Electronics	26%	27%	(2.7)%	(5.2)%
Appliances	10%	12%	(13.6)%	(8.0)%
Services	10%	9%	5.5%	0.6%
Entertainment	7%	5%	38.1%	(15.2)%
Other	-%	1%	(20.1)%	(2.7)%
Total	100%	100%	1.8%	(0.7)%
(1)    Revenue mix and comparable sales by revenue category for the three months ended May 3, 2025, have been recast to conform to the current presentation. See Revenue Category Reclassification, above, for additional information.
Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 4.2% comparable sales growth was driven primarily by computing and mobile phones.
•Consumer Electronics: The 2.7% comparable sales decline was driven primarily by home theater, headphones and portable speakers.
•Appliances: The 13.6% comparable sales decline was driven primarily by large appliances.
•Services: The 5.5% comparable sales growth was driven primarily by Best Buy Marketplace and credit card revenue.
•Entertainment: The 38.1% comparable sales growth was driven primarily by gaming.
Domestic segment gross profit rate increased in the first quarter of fiscal 2027, primarily due to growth in Best Buy Marketplace and Best Buy Ads, and improved financial performance from our traditional services offerings. These increases were primarily offset by lower product margin rates.

Domestic segment adjusted SG&A increased in the first quarter of fiscal 2027, primarily due to higher expenses related to our Best Buy Marketplace and Best Buy Ads initiatives, and lapping a favorable indirect tax settlement received in the first quarter of fiscal 2026. These increases were partially offset by lower Best Buy Health expense.

Domestic segment adjusted operating income rate increased in the first quarter of fiscal 2027, primarily due to a favorable gross profit rate.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended
	May 2, 2026	May 3, 2025
Revenue	$687	$640
Revenue % change	7.3%	(0.6)%
Comparable sales % change	4.7%	(0.7)%
Gross profit	$148	$141
Gross profit as a % of revenue	21.5%	22.0%
Adjusted SG&A(1)	$143	$137
Adjusted SG&A as a % of revenue(2)	20.8%	21.4%
Adjusted operating income(1)	$5	$4
Adjusted operating income as a % of revenue(3)	0.7%	0.6%
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

International segment revenue increased in the first quarter of fiscal 2027, primarily driven by comparable sales growth of 4.7% and the favorable impact of foreign exchange rates. The comparable sales growth was primarily driven by mobile phones, gaming and digital imaging.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	May 2, 2026	May 3, 2025 (1)	May 2, 2026	May 3, 2025 (1)
Computing and Mobile Phones	50%	50%	6.4%	1.7%
Consumer Electronics	26%	27%	2.0%	(1.7)%
Appliances	8%	9%	(8.3)%	(2.5)%
Services	7%	7%	2.5%	9.0%
Entertainment	7%	6%	19.2%	(17.9)%
Other	2%	1%	26.0%	(13.2)%
Total	100%	100%	4.7%	(0.7)%
(1)Revenue mix and comparable sales by revenue category for the three months ended May 3, 2025, have been recast to conform to the current presentation. See Revenue Category Reclassification, above, for additional information.
Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: The 6.4% comparable sales growth was driven primarily by mobile phones and computing.
•Consumer Electronics: The 2.0% comparable sales growth was driven primarily by digital imaging, partially offset by a comparable sales decline in home theater.
•Appliances: The 8.3% comparable sales decline was driven primarily by large appliances.
•Services: The 2.5% comparable sales growth was driven primarily by growth in marketplace and our membership programs, partially offset by a comparable sales decline in digital content.
•Entertainment: The 19.2% comparable sales growth was driven primarily by gaming.
International segment gross profit rate decreased in the first quarter of fiscal 2027, primarily due to lower product margin rates.

International segment adjusted SG&A increased in the first quarter of fiscal 2027, primarily due to the negative impact of foreign exchange rates and higher depreciation expense.

International segment adjusted operating income rate increased in the first quarter of fiscal 2027, primarily due to increased leverage from higher sales volumes, which resulted in a favorable adjusted SG&A rate, largely offset by an unfavorable gross profit rate.

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

	Three Months Ended
	May 2, 2026	May 3, 2025
SG&A	$1,741	$1,721
% of revenue	19.5%	19.6%
Intangible asset amortization(1)	(2)	(5)
Adjusted SG&A	$1,739	$1,716
% of revenue	19.5%	19.6%

Operating income	$370	$219
% of revenue	4.1%	2.5%
Intangible asset amortization(1)	2	5
Restructuring charges(2)	(9)	109
Adjusted operating income	$363	$333
% of revenue	4.1%	3.8%

Effective tax rate	26.9%	8.6%
Intangible asset amortization(1)	-%	0.3%
Restructuring charges(2)	0.1%	18.1%
Adjusted effective tax rate	27.0%	27.0%

Diluted EPS	$1.31	$0.95
Intangible asset amortization(1)	0.01	0.02
Restructuring charges(2)	(0.05)	0.51
Income tax impact of non-GAAP adjustments(3)	0.01	(0.33)
Adjusted diluted EPS	$1.28	$1.15
For additional information regarding the nature of certain charges discussed below, refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships and tradenames.
(2)Amounts for the three months ended May 2, 2026, primarily related to subsequent adjustments to a labor and store optimization restructuring initiative that commenced in the second quarter of fiscal 2026. Charges for the three months ended May 3, 2025, primarily related to a restructuring initiative within our Best Buy Health business that commenced in the first quarter of fiscal 2026.
(3)The non-GAAP adjustments primarily relate to the U.S. As such, the forecasted annual income tax on the U.S. non-GAAP adjustments is calculated using the statutory tax rate of 24.5%, adjusted for tax benefits discrete to the period.

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

Cash and cash equivalents were as follows ($ in millions):

	May 2, 2026	January 31, 2026	May 3, 2025
Cash and cash equivalents	$1,749	$1,738	$1,147
The increases in cash and cash equivalents from January 31, 2026, and May 3, 2025, were primarily due to positive operating cash flows from earnings, partially offset by dividend payments and capital expenditures.

Cash Flows

Cash flows were as follows ($ in millions):

	Three Months Ended
	May 2, 2026	May 3, 2025
Total cash provided by (used in):
Operating activities	$375	$34
Investing activities	(160)	(166)
Financing activities	(202)	(305)
Effect of exchange rate changes on cash and cash equivalents	-	4
Increase (decrease) in cash, cash equivalents and restricted cash	$13	$(433)

Operating Activities

The increase in cash provided by operating activities in the first quarter of fiscal 2027 was primarily driven by higher cash outflows from accounts payable in the prior year due to the timing and volume of inventory purchases and payments.

Investing Activities

The decrease in cash used in investing activities in the first quarter of fiscal 2027 was primarily driven by lower capital expenditures.

Financing Activities

The decrease in cash used in financing activities in the first quarter of fiscal 2027 was primarily driven by lower share repurchases.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of May 2, 2026, January 31, 2026, or May 3, 2025.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to cover product protection plans provided under our membership offerings and self-insurance liabilities. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, remained relatively consistent at $287 million, $285 million and $288 million as of May 2, 2026, January 31, 2026, and May 3, 2025, respectively.

Debt and Capital

As of May 2, 2026, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 7, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended
	May 2, 2026	May 3, 2025
Total cost of shares repurchased	$-	$100
Average price per share	$-	$64.39
Total number of shares repurchased	-	1.6
Regular quarterly cash dividend per share	$0.96	$0.95
Cash dividends declared and paid	$202	$202

There were no shares repurchased in the first quarter of fiscal 2027.

Cash dividends declared and paid remained effectively unchanged in the first quarter of fiscal 2027, as the increase in the regular quarterly cash dividend per share was offset by fewer shares outstanding.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of May 2, 2026, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2026. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, for additional information regarding our off-balance-sheet arrangements and contractual obligations.

Significant Accounting Policies and Estimates

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, and our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. There have been no significant changes in our significant accounting policies or critical accounting estimates since the end of fiscal 2026.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act

Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies. With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements and may be identified by the use of words such as “anticipate,” “appear,” “approximate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “guidance,” “intend,” “may,” “might,” “outlook,” “plan,” “possible,” “project,” “seek,” “should,” “would,” and other words and terms of similar meaning or the negatives thereof. Such statements reflect our current views and estimates with respect to future market conditions, company performance and financial results, operational investments, business prospects, our operating model, new strategies and growth initiatives, the competitive environment, consumer behavior and other events. These statements involve a number of judgments and are subject to certain risks and uncertainties, many of which are outside the control of the Company, that could cause actual results to differ materially from the potential results discussed in such forward-looking statements. Readers should review Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K, and any updated information in subsequent Quarterly Reports on Form 10-Q, for a description of important factors that could cause our actual results to differ materially from those contemplated by the forward-looking statements made in this Quarterly Report on Form 10-Q. Among the factors that could cause actual results and outcomes to differ materially from those contained in such forward-looking statements are the following: macroeconomic pressures in the markets in which we operate (including but not limited to real GDP growth, inflation, recession, consumer confidence, employment levels, effects of the government closures, cost of living, uncertainty over the availability of government benefits, tax rates, availability of consumer financing, interest rates, housing market conditions, foreign currency exchange rates, the price of oil, gas and other commodities and other macroeconomic trends); geopolitical pressures (including issues related to trade routes, political instability and divisiveness, the potential implementation of more restrictive trade policies, tariff increases and/or volatility, the realignment of alliances or the renegotiation of existing trade agreements); catastrophic events, health crises and pandemics; susceptibility of the products we sell to technological advancements, product life cycle fluctuations and changes in consumer preferences; competition (including from multi-channel retailers, e-commerce business, technology service providers, traditional store-based retailers, vendors and mobile network carriers, in the provision of delivery speed and options and with the strategic use of artificial intelligence); our ability to attract and retain qualified employees and changes in market compensation rates; our focus on services as a strategic priority; our reliance on key vendors and mobile network carriers (including product availability); our ability to maintain positive brand perception and recognition; our ability to effectively identify, manage and execute enterprise-wide strategies, such as strategic ventures, alliances or acquisitions; our ability to effectively manage our infrastructure, real estate portfolio and market segmentation strategy; interruptions and other factors affecting our supply chain (impacting our stores or other aspects of our operations); our utilization of third-party vendors for certain aspects of our operations; risks associated with the products we sell, including those products sold on our Marketplace platforms and products under our exclusive brand labels; our reliance on our information technology systems, internet and telecommunications access and capabilities; our ability to prevent or effectively respond to a cyber-attack, privacy or security breach; statutory, regulatory and legal developments (including statutes and/or regulations related to tax or privacy); evolving corporate governance and public disclosure regulations and expectations (including, but not limited to, cybersecurity and corporate responsibility and sustainability matters); risks arising from our international activities (including fluctuations in foreign currency exchange rates); failure to meet any financial performance guidance or other forward-looking statements; failure to effectively manage our costs; our dependence on cash flows and net earnings generated during the fourth fiscal quarter; economic or regulatory developments that might affect our ability to provide attractive promotional financing; constraints in the banking and capital markets; and changes in our credit ratings. We caution that the foregoing list of important factors is not complete. Any forward-looking statements speak only as of the date they are made and we assume no obligation to update any forward-looking statement that we may make.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, in addition to the risks inherent in our operations, we are exposed to certain market risks.

Interest Rate Risk

We are exposed to changes in short-term market interest rates and these changes in rates will impact our net interest expense. Certain cash, cash equivalents and restricted cash generate interest income that will vary based on changes in short-term interest rates. In addition, we have swapped a portion of our fixed-rate debt to floating rate such that the interest expense on this debt will vary with short-term interest rates. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, for further information regarding our interest rate swaps.

As of May 2, 2026, we had $2.0 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $1.5 billion. As of May 2, 2026, a 50-basis point increase in short-term interest rates would have led to an estimated $2 million increase in net interest income during the first quarter of fiscal 2027, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $2 million decrease in net interest income during the first quarter of fiscal 2027.

Foreign Currency Exchange Rate Risk

We have market risk arising from changes in foreign currency exchange rates related to operations in our International segment. On a limited basis, we utilize foreign currency forward contracts to manage foreign currency exposure to certain forecasted inventory purchases, recognized receivable and payable balances and our investment in our Canadian operations. Our primary objective in holding derivatives is to reduce the volatility of net earnings and cash flows, as well as to reduce the volatility of net asset value associated with changes in foreign currency exchange rates. Our foreign currency risk management strategy includes both hedging instruments and derivatives that are not designated as hedging instruments. Refer to Note 1, Summary of Significant Accounting Policies, and Note 5, Derivative Instruments, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, for additional information regarding these instruments.

During the first quarter of fiscal 2027, foreign currency exchange rate fluctuations were primarily driven by the weakening of the U.S. dollar against the Canadian dollar compared to the prior-year period. We estimate that the foreign exchange rate fluctuations had a favorable impact on our revenue of approximately $23 million in the first quarter of fiscal 2027. The estimated impact of foreign exchange rate fluctuations on our net earnings in the first quarter of fiscal 2027 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at May 2, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at May 2, 2026, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended May 2, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

For information about our legal proceedings, see Note 10, Contingencies, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

c) Stock Repurchases

On February 28, 2022, our Board approved a $5.0 billion share repurchase program. There is no expiration date governing the period over which we can repurchase shares under this authorization. There were no shares repurchased in the first quarter of fiscal 2027. The program had $3.0 billion remaining available for repurchases as of May 2, 2026. For additional information, see Note 9, Repurchase of Common Stock, of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 5.    Other Information

Rule 10b5-1 Plan Elections
During the fiscal quarter ended May 2, 2026, none of the Company’s directors or officers (as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020).
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018).
10.1*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2026) – Restricted Shares.
10.2*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2026) – Restricted Stock Units.
10.3*
Employment Letter Agreement, dated April 21, 2026, between Jason Bonfig and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on April 21, 2026).

10.4*
Transition Letter Agreement, dated April 21, 2026, between Corie Barry and Best Buy Co., Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on April 21, 2026).

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
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2027, filed with the SEC on June 5, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of May 2, 2026, January 31, 2026, and May 3, 2025, (ii) the Condensed Consolidated Statements of Earnings for the three months ended May 2, 2026, and May 3, 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended May 2, 2026, and May 3, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended May 2, 2026, and May 3, 2025, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended May 2, 2026, and May 3, 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2027, filed with the SEC on June 5, 2026, formatted in iXBRL (included as Exhibit 101).
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

BEST BUY CO., INC. (Registrant)

Date: June 5, 2026	By:	/s/ CORIE BARRY
Corie Barry Chief Executive Officer

Date: June 5, 2026	By:	/s/ MATTHEW BILUNAS
Matthew Bilunas Senior Executive Vice President, Chief Financial Officer & Enterprise Strategy

Date: June 5, 2026	By:	/s/ MATHEW R. WATSON
Mathew R. Watson Senior Vice President, Finance – Controller and Chief Accounting Officer