Form 10-Q
period 2026-08-01
BEST BUY CO INC
filed 2026-09-04
CIK 764478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 209,727,698 shares of common stock outstanding as of September 2, 2026.

BEST BUY CO., INC.
FORM 10-Q FOR THE QUARTER ENDED AUGUST 1, 2026

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

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
$ in millions, except per share amounts (unaudited)

	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Current assets
Cash and cash equivalents	$2,255	$1,738	$1,456
Receivables, net	922	1,043	917
Merchandise inventories	6,296	5,230	5,816
Other current assets	508	493	688
Total current assets	9,981	8,504	8,877
Property and equipment, net	1,990	1,986	2,046
Operating lease assets	2,882	2,869	2,816
Goodwill	790	790	908
Other assets	464	521	606
Total assets	$16,107	$14,670	$15,253

Liabilities and equity
Current liabilities
Accounts payable	$6,026	$4,745	$5,682
Unredeemed gift card liabilities	216	235	230
Deferred revenue	912	900	889
Accrued compensation and related expenses	394	423	448
Accrued liabilities	763	742	684
Current portion of operating lease liabilities	614	623	610
Current portion of long-term debt	11	11	10
Total current liabilities	8,936	7,679	8,553
Long-term operating lease liabilities	2,350	2,334	2,292
Long-term debt	1,158	1,165	1,164
Long-term liabilities	480	528	528
Contingencies (Note 10)
Equity
Best Buy Co., Inc. Shareholders' Equity
Preferred stock, $1.00 par value: Authorized - 400,000 shares; Issued and outstanding - none	-	-	-
Common stock, $0.10 par value: Authorized - 1.0 billion shares; Issued and outstanding - 210.4 million, 209.1 million and 210.4 million shares, respectively	22	22	22
Additional paid-in capital	67	14	-
Retained earnings	2,784	2,610	2,381
Accumulated other comprehensive income	310	318	313
Total equity	3,183	2,964	2,716
Total liabilities and equity	$16,107	$14,670	$15,253
NOTE: The Consolidated Balance Sheet as of January 31, 2026, has been condensed from the audited consolidated financial statements.

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings
$ and shares in millions, except per share amounts (unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue	$9,779	$9,438	$18,715	$18,205
Cost of sales	7,441	7,244	14,275	13,962
Gross profit	2,338	2,194	4,440	4,243
Selling, general and administrative expenses	1,923	1,829	3,664	3,550
Restructuring charges	(6)	114	(15)	223
Operating income	421	251	791	470
Other income (expense):
Loss on disposal of subsidiaries	-	(4)	-	(4)
Investment income and other	20	18	39	33
Interest expense	(11)	(12)	(22)	(24)
Earnings before income tax expense and equity in income of affiliates	430	253	808	475
Income tax expense	116	68	218	87
Equity in income of affiliates	1	1	1	-
Net earnings	$315	$186	$591	$388

Basic earnings per share	$1.49	$0.88	$2.80	$1.83
Diluted earnings per share	$1.48	$0.87	$2.79	$1.82

Weighted-average common shares outstanding:
Basic	211.3	211.5	210.8	211.8
Diluted	212.7	212.0	212.1	212.5
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Comprehensive Income
$ in millions (unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net earnings	$315	$186	$591	$388
Foreign currency translation adjustments, net of tax	(9)	-	(8)	13
Comprehensive income	$306	$186	$583	$401
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows
$ in millions (unaudited)

	Six Months Ended
	August 1, 2026	August 2, 2025
Operating activities
Net earnings	$591	$388
Adjustments to reconcile net earnings to total cash provided by operating activities:
Depreciation and amortization	389	422
Restructuring charges	(15)	223
Stock-based compensation	74	75
Deferred income taxes	15	45
Loss on disposal of subsidiaries	-	4
Other, net	1	4
Changes in operating assets and liabilities:
Receivables	119	123
Merchandise inventories	(1,079)	(717)
Other assets	19	(24)
Accounts payable	1,259	693
Income taxes	(3)	(167)
Other liabilities	(74)	(286)
Total cash provided by operating activities	1,296	783

Investing activities
Additions to property and equipment	(344)	(341)
Disposal of subsidiary	-	(27)
Other, net	5	(1)
Total cash used in investing activities	(339)	(369)

Financing activities
Repurchase of common stock	(36)	(165)
Dividends paid	(405)	(403)
Other, net	(2)	(6)
Total cash used in financing activities	(443)	(574)

Effect of exchange rate changes on cash and cash equivalents	(3)	5
Increase (decrease) in cash, cash equivalents and restricted cash	511	(155)
Cash, cash equivalents and restricted cash at beginning of period	2,023	1,868
Cash, cash equivalents and restricted cash at end of period	$2,534	$1,713
See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Shareholders' Equity
$ and shares in millions, except per share amounts (unaudited)

	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at May 2, 2026	210.7	$22	$65	$2,677	$319	$3,083
Net earnings, three months ended August 1, 2026	-	-	-	315	-	315
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(9)	(9)
Stock-based compensation	-	-	34	-	-	34
Issuance of common stock	0.1	-	-	-	-	-
Common stock dividends, $0.96 per share	-	-	5	(208)	-	(203)
Repurchase of common stock	(0.4)	-	(37)	-	-	(37)
Balances at August 1, 2026	210.4	$22	$67	$2,784	$310	$3,183

Balances at January 31, 2026	209.1	$22	$14	$2,610	$318	$2,964
Net earnings, six months ended August 1, 2026	-	-	-	591	-	591
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	-	-	-	-	(8)	(8)
Stock-based compensation	-	-	74	-	-	74
Issuance of common stock	1.7	-	4	-	-	4
Common stock dividends, $1.92 per share	-	-	12	(417)	-	(405)
Repurchase of common stock	(0.4)	-	(37)	-	-	(37)
Balances at August 1, 2026	210.4	$22	$67	$2,784	$310	$3,183

Balances at May 3, 2025	211.3	$22	$-	$2,428	$313	$2,763
Net earnings, three months ended August 2, 2025	-	-	-	186	-	186
Stock-based compensation	-	-	35	-	-	35
Common stock dividends, $0.95 per share	-	-	4	(205)	-	(201)
Repurchase of common stock	(0.9)	-	(39)	(28)	-	(67)
Balances at August 2, 2025	210.4	$22	$-	$2,381	$313	$2,716

Balances at February 1, 2025	211.4	$22	$-	$2,486	$300	$2,808
Net earnings, six months ended August 2, 2025	-	-	-	388	-	388
Other comprehensive income:
Foreign currency translation adjustments, net of tax	-	-	-	-	13	13
Stock-based compensation	-	-	75	-	-	75
Issuance of common stock	1.5	-	2	-	-	2
Common stock dividends, $1.90 per share	-	-	10	(413)	-	(403)
Repurchase of common stock	(2.5)	-	(87)	(80)	-	(167)
Balances at August 2, 2025	210.4	$22	$-	$2,381	$313	$2,716
See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.    Basis of Presentation

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us,” “our” and the “company” in these Notes to Condensed Consolidated Financial Statements refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary for a fair presentation as prescribed by accounting principles generally accepted in the U.S. (“GAAP”). All adjustments were comprised of normal recurring adjustments, except as noted in these Notes to Condensed Consolidated Financial Statements.

A large proportion of our revenue and earnings is generated in the fiscal fourth quarter, which includes the majority of the holiday shopping season. Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. The interim financial statements and the related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. The first six months of fiscal 2027 and fiscal 2026 each included 26 weeks. Unless otherwise noted, references to years in these notes to condensed consolidated financial statements relate to fiscal years, not calendar years.

In preparing the accompanying condensed consolidated financial statements, we evaluated the period from August 1, 2026, through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. Other than the receipt of additional tariff refunds summarized below, no such events were identified.

Tariff Refunds

In the second quarter of fiscal 2027, $34 million of tariffs imposed under the International Emergency Economic Powers Act were refunded pursuant to the U.S. Supreme Court decision on February 20, 2026, that such tariffs were unauthorized. On September 2, 2026, an additional $41 million was refunded, which will be recorded in the financial statements in the third quarter of fiscal 2027. These refunds, in aggregate, represent substantially all of the tariff refunds we have requested. Tariff refunds are recorded as a reduction to Cost of sales on our Condensed Consolidated Statements of Earnings in the fiscal period received.

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

Supply Chain Financing

We have a supply chain financing program with an independent financial institution, whereby some of our suppliers have the opportunity to receive accounts payable settlements early, at a discount, facilitated by the financial institution. Our liability associated with the funded participation in the program, which is primarily included in Accounts payable on our Condensed Consolidated Balance Sheets, was $986 million, $600 million and $872 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.

Total Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheets are reconciled to the totals shown on our Condensed Consolidated Statements of Cash Flows as follows ($ in millions):

	August 1, 2026	January 31, 2026	August 2, 2025
Cash and cash equivalents	$2,255	$1,738	$1,456
Restricted cash included in Other current assets	279	285	257
Total cash, cash equivalents and restricted cash	$2,534	$2,023	$1,713

Amounts included in restricted cash are primarily restricted to support obligations related to product protection plans provided under our membership offerings, self-insurance liabilities and amounts held on behalf of third-party sellers on Best Buy Marketplace.

2.     Restructuring

Restructuring charges were as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Fiscal 2026 Labor and Store Optimization Initiative	$(3)	$122	$(11)	$122
Best Buy Health Optimization and China Sourcing Initiative	(1)	(6)	(2)	105
Fiscal 2024 Restructuring Initiative	(2)	(2)	(2)	(4)
Total	$(6)	$114	$(15)	$223

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

All charges incurred related to this initiative were from continuing operations and presented within Restructuring charges on our Condensed Consolidated Statements of Earnings. The composition of restructuring charges incurred related to this initiative were as follows ($ in millions):

	Three Months Ended		Six Months Ended		Cumulative Amount as of
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025	August 1, 2026
Domestic:
Termination benefits	$(2)	$78	$(9)	$78	$59
Asset impairments and other costs(1)	(1)	41	(2)	41	44
Total Domestic	(3)	119	(11)	119	103
International:
Termination benefits	-	3	-	3	3
Total restructuring charges	$(3)	$122	$(11)	$122	$106
(1)Amounts primarily represent asset impairments related to planned store closures, an impairment related to an indefinite-lived tradename and other exit costs. The remaining carrying value of net assets approximates fair value and was immaterial as of August 1, 2026.

Restructuring accrual activity related to this initiative was as follows ($ in millions):

	Termination Benefits
	Domestic	International	Total
Balances at January 31, 2026	$42	$3	$45
Cash payments	(9)	(1)	(10)
Adjustments(1)	(9)	-	(9)
Balances at August 1, 2026	$24	$2	$26
(1)Represents subsequent adjustments to previously planned organizational changes, primarily related to higher-than-expected employee retention.

Our restructuring accrual liabilities primarily related to termination benefits of $26 million as of August 1, 2026, reflect expected future cash payments primarily during fiscal 2027 and fiscal 2028.

Best Buy Health Optimization and China Sourcing Initiative

In the first quarter of fiscal 2026, we commenced a restructuring initiative primarily focused on optimizing our Best Buy Health business by taking actions to maximize value and improve profitability in light of its performance against our original forecasting. These actions included the exit of a component of our Best Buy Health business that was finalized during the second quarter of fiscal 2026. In addition, we also made significant changes to reduce our exposure to tariffs, particularly in China. We currently do not expect to incur material future restructuring charges related to this initiative and no material liability remains as of August 1, 2026.

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

The only remaining restructuring accrual related to this initiative relates to our Domestic segment and was as follows ($ in millions):

Termination Benefits
Balance at January 31, 2026	$31
Cash payments	(3)
Adjustments(1)	(2)
Balance at August 1, 2026	$26
(1)Represents subsequent adjustments to previously planned organizational changes, primarily related to higher-than-expected employee retention.

Our restructuring accrual liability related to termination benefits of $26 million as of August 1, 2026, reflects expected future cash payments primarily during fiscal 2028.

3.    Goodwill

Goodwill balances by segment were as follows ($ in millions):

	August 1, 2026		January 31, 2026		August 2, 2025
	Gross Carrying Amount	Cumulative Impairment	Gross Carrying Amount	Cumulative Impairment (1)	Gross Carrying Amount	Cumulative Impairment
Domestic	$1,450	$(660)	$1,450	$(660)	$1,450	$(542)
International	608	(608)	608	(608)	608	(608)
Total	$2,058	$(1,268)	$2,058	$(1,268)	$2,058	$(1,150)
(1)In the third quarter of fiscal 2026, we recorded a goodwill impairment of $118 million within the Domestic segment for the Best Buy Health reporting unit.

4.     Fair Value Measurements

Recurring Fair Value Measurements

Financial assets and liabilities accounted for at fair value were as follows ($ in millions):

			Fair Value as of
	Balance Sheet Location(1)	Fair Value Hierarchy	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Money market funds(2)	Cash and cash equivalents	Level 1	$77	$143	$78
Time deposits(3)	Cash and cash equivalents	Level 2	201	252	258
Commercial paper(3)	Cash and cash equivalents	Level 2	-	37	-
Money market funds(2)	Other current assets	Level 1	125	123	123
Time deposits(3)	Other current assets	Level 2	30	30	40
Marketable securities that fund deferred compensation(4)	Other assets	Level 1	42	41	40
Liabilities
Interest rate swap derivative instruments(5)	Long-term liabilities	Level 2	8	1	-
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

Fair Value of Financial Instruments

Long-term debt is presented at carrying value on our Condensed Consolidated Balance Sheets. If our long-term debt were recorded at fair value, it would be classified as Level 2 in the fair value hierarchy. Long-term debt balances were as follows ($ in millions):

	August 1, 2026		January 31, 2026		August 2, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value
Long-term debt(1)	$1,066	$1,142	$1,089	$1,149	$1,077	$1,150
(1)Excludes debt discounts, issuance costs and finance lease obligations.

5.     Derivative Instruments

The net notional amounts of our derivative instruments were as follows ($ in millions):

	August 1, 2026	January 31, 2026	August 2, 2025
Derivatives designated as net investment hedges	$119	$119	$119
Derivatives designated as fair value hedges (interest rate swaps)	500	500	500
No hedge designation (foreign exchange contracts)	46	34	62
Total	$665	$653	$681

Effects of our fair value hedges included in Interest expense on our Condensed Consolidated Statements of Earnings were as follows ($ in millions):

	Gain (Loss) Recognized
	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Interest rate swaps	$-	$9	$(7)	$15
Adjustments to carrying value of long-term debt	-	(9)	7	(15)
Total	$-	$-	$-	$-

6.     Debt

Short-Term Debt

U.S. Revolving Credit Facility

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of August 1, 2026, January 31, 2026, or August 2, 2025.

Long-Term Debt

Long-term debt consisted of the following ($ in millions):

	August 1, 2026	January 31, 2026	August 2, 2025
Notes, 4.45%, due October 1, 2028 ("2028 Notes")	$500	$500	$500
Notes, 1.95%, due October 1, 2030 ("2030 Notes")	650	650	650
Interest rate swap valuation adjustments	(8)	(1)	-
Subtotal	1,142	1,149	1,150
Debt discounts and issuance costs	(5)	(5)	(6)
Finance lease obligations	32	32	30
Total long-term debt	1,169	1,176	1,174
Less current portion	11	11	10
Total long-term debt, less current portion	$1,158	$1,165	$1,164

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

	August 1, 2026	January 31, 2026	August 2, 2025
Receivables, net(1)	$545	$538	$486
Short-term contract liabilities included in:
Unredeemed gift card liabilities	216	235	230
Deferred revenue	912	900	889
Accrued liabilities	75	57	60
Long-term contract liabilities included in:
Long-term liabilities	191	205	213
(1)Receivables are recorded net of allowances for expected credit losses of $14 million, $17 million and $14 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively.

During the first six months of fiscal 2027 and fiscal 2026, $802 million and $853 million of revenue was recognized, respectively, that was included in the contract liabilities at the beginning of the respective periods.

Estimated revenue from our contract liability balances expected to be recognized in future periods if the performance of the contract is expected to have an initial duration of more than one year is as follows ($ in millions):

Fiscal Year	Amount
Remainder of fiscal 2027	$19
Fiscal 2028	34
Fiscal 2029	29
Fiscal 2030	28
Fiscal 2031	27
Fiscal 2032	26
Thereafter	63

See Note 11, Segments, for revenue information by segment and category.

8.     Earnings per Share

Reconciliations of the numerators and denominators of basic and diluted earnings per share were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Numerator
Net earnings	$315	$186	$591	$388
Denominator
Weighted-average common shares outstanding	211.3	211.5	210.8	211.8
Dilutive effect of stock compensation plan awards	1.4	0.5	1.3	0.7
Weighted-average common shares outstanding, assuming dilution	212.7	212.0	212.1	212.5

Potential shares which were anti-dilutive and excluded from weighted-average share computations	-	0.2	0.2	0.1

Basic earnings per share	$1.49	$0.88	$2.80	$1.83
Diluted earnings per share	$1.48	$0.87	$2.79	$1.82

9.     Repurchase of Common Stock

On February 28, 2022, our Board of Directors approved a $5.0 billion share repurchase program. The program had $3.0 billion remaining available for repurchases as of August 1, 2026. There is no expiration date governing the period over which we can repurchase shares under this authorization.

Information regarding the shares we repurchased and retired was as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Total cost of shares repurchased	$37	$67	$37	$167
Average price per share	$82.19	$68.65	$82.19	$66.03
Number of shares repurchased and retired	0.4	0.9	0.4	2.5

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
•Entertainment - drones, gaming (including hardware, peripherals and certain software, as well as AI glasses and trading cards), toys and virtual reality;
•Services - advertising, credit card revenue, digital content (including digital gaming, software and subscriptions), fulfillment, health-related services, installation, marketplace commissions, memberships, repair, technical support and warranty-related services; and
•Other - other product offerings (including baby, food and beverage and outdoor living).

Revenue information by segment and category was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025(1)	August 1, 2026	August 2, 2025(1)
Domestic:
Computing and Mobile Phones	$4,127	$3,866	$8,014	$7,603
Consumer Electronics	2,451	2,324	4,602	4,539
Appliances	1,041	1,045	1,882	2,024
Services	824	775	1,610	1,524
Entertainment	585	624	1,133	1,022
Other	42	64	78	113
Total Domestic revenue	9,070	8,698	17,319	16,825
International:
Computing and Mobile Phones	336	339	679	656
Consumer Electronics	198	197	378	368
Appliances	70	79	123	135
Services	48	48	97	95
Entertainment	50	68	101	109
Other	7	9	18	17
Total International revenue	709	740	1,396	1,380
Total revenue	$9,779	$9,438	$18,715	$18,205
(1)Amounts for the three and six months ended August 2, 2025, have been recast to conform to the current presentation. See Revenue Category Reclassification, above, for additional information.

Adjusted operating income by segment and the reconciliations to consolidated earnings before income tax expense and equity in income of affiliates were as follows ($ in millions):

	Three Months Ended
	August 1, 2026			August 2, 2025
	Domestic(1)	International	Total	Domestic(1)	International	Total
Revenue	$9,070	$709	$9,779	$8,698	$740	$9,438
Cost of sales	6,890	551	7,441	6,665	579	7,244
Adjusted SG&A(2)	1,776	145	1,921	1,682	143	1,825
Adjusted operating income	$404	$13	417	$351	$18	369
Restructuring charges			(6)			114
Intangible asset amortization			2			4
Operating income			421			251
Other income (expense):
Loss on disposal of subsidiaries			-			(4)
Investment income and other			20			18
Interest expense			(11)			(12)
Earnings before income tax expense and equity in income of affiliates			$430			$253
(1)Domestic segment Adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

	Six Months Ended
	August 1, 2026			August 2, 2025
	Domestic(1)	International	Total	Domestic(1)	International	Total
Revenue	$17,319	$1,396	$18,715	$16,825	$1,380	$18,205
Cost of sales	13,185	1,090	14,275	12,884	1,078	13,962
Adjusted SG&A(2)	3,372	288	3,660	3,261	280	3,541
Adjusted operating income	$762	$18	780	$680	$22	702
Restructuring charges			(15)			223
Intangible asset amortization			4			9
Operating income			791			470
Other income (expense):
Loss on disposal of subsidiaries			-			(4)
Investment income and other			39			33
Interest expense			(22)			(24)
Earnings before income tax expense and equity in income of affiliates			$808			$475
(1)Domestic segment Adjusted operating income includes certain operations that are based in foreign tax jurisdictions and primarily relate to sourcing products into the U.S.
(2)Adjusted SG&A excludes amortization of definite-lived intangible assets associated with acquisitions.

Cash flow and other expense information by segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Capital expenditures
Domestic	$166	$161	$311	$311
International	18	14	33	30
Total capital expenditures	$184	$175	$344	$341
Depreciation and amortization
Domestic	$182	$201	$364	$402
International	13	10	25	20
Total depreciation and amortization	$195	$211	$389	$422

Asset information by segment was as follows ($ in millions):

	August 1, 2026	January 31, 2026	August 2, 2025
Domestic	$14,742	$13,407	$13,926
International	1,365	1,263	1,327
Total assets	$16,107	$14,670	$15,253

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, the use of the terms “Best Buy,” “we,” “us,” “our” and the “company” refers to Best Buy Co., Inc. and, as applicable, its consolidated subsidiaries. Any references to our website addresses do not constitute incorporation by reference of the information contained on the websites.

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

Revenue Category Reclassification

Beginning in the first quarter of fiscal 2027, we reclassified certain amounts within our revenue categories to better align with management's current view of the business. The reclassification primarily relates to credit card revenue and digital content revenue (including digital gaming, software and subscriptions) that were previously included in various product revenue categories and, following the reclassification, are now included within services revenue. The reclassification impacts only the presentation of revenue by category and does not affect previously reported total revenue, total comparable sales, net earnings or cash flows. Revenue mix and comparable sales by revenue category for the three and six months ended August 2, 2025, have been recast to conform with this reclassification.

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
•Entertainment - drones, gaming (including hardware, peripherals and certain software, as well as AI glasses and trading cards), toys and virtual reality;
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

Tariff Refunds

In the second quarter of fiscal 2027, $34 million of tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were refunded pursuant to the U.S. Supreme Court decision on February 20, 2026, that such tariffs were unauthorized. On September 2, 2026, an additional $41 million was refunded, which will be recorded in the financial statements in the third quarter of fiscal 2027. These refunds, in aggregate, represent substantially all of the tariff refunds we have requested. Tariff refunds are recorded as a reduction to Cost of sales on our Condensed Consolidated Statements of Earnings in the fiscal period received.

As tariff and trade policy discussions are ongoing and related matters continue to evolve, we cannot predict with certainty their ultimate impact on our business in future periods, including our results of operations and cash flows. For more information on these risks and uncertainties, see Item 1A, Risk Factors, of our most recent Annual Report on Form 10-K.

Results of Operations

Consolidated Results

Selected consolidated financial data was as follows ($ in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue	$9,779	$9,438	$18,715	$18,205
Revenue % change	3.6%	1.6%	2.8%	0.4%
Comparable sales % change	4.1%	1.6%	3.1%	0.4%
Gross profit	$2,338	$2,194	$4,440	$4,243
Gross profit as a % of revenue(1)	23.9%	23.2%	23.7%	23.3%
Selling, general and administrative expense ("SG&A")	$1,923	$1,829	$3,664	$3,550
SG&A as a % of revenue(1)	19.7%	19.4%	19.6%	19.5%
Restructuring charges	$(6)	$114	$(15)	$223
Operating income	$421	$251	$791	$470
Operating income as a % of revenue	4.3%	2.7%	4.2%	2.6%
Net earnings	$315	$186	$591	$388
Diluted EPS	$1.48	$0.87	$2.79	$1.82
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

In the second quarter and first six months of fiscal 2027, we generated $9.8 billion and $18.7 billion in revenue, respectively, and our comparable sales grew 4.1% and 3.1%, respectively, driven by growth in many of our major product categories, as well as strong performance in our Best Buy Marketplace and Best Buy Ads initiatives. Our results reflect the benefits of ongoing investments in our business, including elevating specialty expertise in our stores, partnering closely with our vendors to bring innovation to market, and improving fulfillment speed and execution across our supply chain, as well as a healthy demand environment.

Comparable sales increased in the second quarter of fiscal 2027, primarily driven by computing, home theater, AI glasses and trading cards. This growth was partially offset by a comparable sales decline in the traditional gaming category.

Comparable sales increased in the first six months of fiscal 2027, primarily driven by computing, mobile phones, AI glasses, home theater and trading cards, partially offset by comparable sales declines in large appliances and the traditional gaming category.

We recorded a reduction to restructuring charges in the second quarter and first six months of fiscal 2027, primarily related to subsequent adjustments for termination benefits associated with previously planned organizational changes. Refer to Note 2, Restructuring, of the Notes to Consolidated Financial Statements for additional information.

Operating income rate increased in the second quarter and first six months of fiscal 2027, primarily due to lower restructuring charges and favorable gross profit rates.

Diluted EPS increased in the second quarter and first six months of fiscal 2027, primarily due to higher operating income.

Revenue, gross profit rate, SG&A rate and operating income rate changes in the second quarter and first six months of fiscal 2027 were primarily driven by our Domestic segment. For further discussion of our Domestic and International segments, see Segment Performance Summary, below.

Store Summary

Stores open by segment were as follows:

	August 1, 2026	August 2, 2025
Best Buy	886	885
Outlet Centers	18	23
Pacific Sales	20	20
Yardbird	2	21
Total Domestic stores	926	949
Canada Best Buy stores	130	128
Canada Best Buy Mobile stand-alone stores	12	28
Total International stores(1)	142	156
Total stores	1,068	1,105
(1)Excludes Best Buy Express stores leased by Bell Canada.
We continuously monitor store performance as part of a market-driven, omnichannel strategy. As we approach the expiration of leases, we evaluate various options for each location, including whether a store should remain open. We currently expect to increase our Domestic segment Best Buy store count by an additional two stores by the end of fiscal 2027.

Income Tax Expense

Income tax expense increased to $116 million in the second quarter of fiscal 2027 compared to $68 million in the second quarter of fiscal 2026, primarily due to higher pre-tax income. Effective tax rate (“ETR”) increased to 27.1% in the second quarter of fiscal 2027 compared to 26.8% in the second quarter of fiscal 2026, primarily due to prior-year tax benefits from the restructuring charges and associated exit of a component of our Best Buy Health business, partially offset by the impact of higher pre-tax income.

Income tax expense increased to $218 million in the first six months of fiscal 2027 compared to $87 million in the first six months of fiscal 2026, primarily due to the discrete tax impacts of the restructuring charges and associated exit of a component of our Best Buy Health business in the prior year, as well as higher pre-tax income. ETR increased to 27.0% in the first six months of fiscal 2027 compared to 18.3% in the first six months of fiscal 2026, primarily due to prior-year tax benefits from the restructuring charges and associated exit of a component of our Best Buy Health business, partially offset by the impact of higher pre-tax income. See Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for additional information.

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

Segment Performance Summary

Domestic Segment

Selected financial data for the Domestic segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue	$9,070	$8,698	$17,319	$16,825
Revenue % change	4.3%	0.9%	2.9%	-%
Comparable sales % change(1)	4.5%	1.1%	3.2%	0.2%
Gross profit	$2,180	$2,033	$4,134	$3,941
Gross profit as a % of revenue	24.0%	23.4%	23.9%	23.4%
Adjusted SG&A(2)	$1,776	$1,682	$3,372	$3,261
Adjusted SG&A as a % of revenue(3)	19.6%	19.3%	19.5%	19.4%
Adjusted operating income(2)	$404	$351	$762	$680
Adjusted operating income as a % of revenue(4)	4.5%	4.0%	4.4%	4.0%
Selected Online Revenue Data
Total online revenue	$3,002	$2,856	$5,618	$5,435
Online revenue as a % of total segment revenue	33.1%	32.8%	32.4%	32.3%
Comparable online sales % change(1)	5.1%	5.1%	3.4%	3.7%
(1)Comparable online sales are included in the comparable sales calculation.
(2)Represents segment Adjusted SG&A and segment Adjusted operating income in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting.
(3)Adjusted SG&A as a % of revenue is calculated as segment Adjusted SG&A divided by segment Revenue.
(4)Adjusted operating income as a % of revenue is calculated as segment Adjusted operating income divided by segment Revenue.

Domestic segment revenue increased in the second quarter of fiscal 2027, primarily driven by comparable sales growth in computing, home theater, AI glasses and trading cards. This growth was partially offset by a comparable sales decline in the traditional gaming category.

Domestic segment revenue increased in the first six months of fiscal 2027, primarily driven by comparable sales growth in computing, AI glasses, home theater, mobile phones and trading cards, partially offset by a comparable sales decline in large appliances.

Domestic segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 1, 2026	August 2, 2025(1)	August 1, 2026	August 2, 2025(1)
Computing and Mobile Phones	46%	44%	6.8%	3.8%
Consumer Electronics	27%	27%	5.6%	(5.2)%
Appliances	12%	12%	0.2%	(9.2)%
Services	9%	9%	6.4%	3.7%
Entertainment	6%	7%	(6.3)%	39.3%
Other	-%	1%	(21.1)%	(18.4)%
Total	100%	100%	4.5%	1.1%
(1)    Revenue mix and comparable sales by revenue category for the three months ended August 2, 2025, have been recast to conform to the current presentation. See Revenue Category Reclassification, above, for additional information.

Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: Comparable sales growth was driven primarily by computing, tablets and mobile phones.
•Consumer Electronics: Comparable sales growth was driven primarily by home theater.
•Appliances: Comparable sales growth was driven primarily by large appliances, partially offset by a comparable sales decline in small appliances.
•Services: Comparable sales growth was driven primarily by Best Buy Marketplace and warranty services.
•Entertainment: Comparable sales decline was driven primarily by the traditional gaming category, partially offset by comparable sales growth in AI glasses and trading cards.
Domestic segment gross profit rate increased in the second quarter of fiscal 2027, primarily due to growth in Best Buy Marketplace and Best Buy Ads, and IEEPA tariff refunds of $34 million. These increases were partially offset by lower product margin rates.

Domestic segment gross profit rate increased in the first six months of fiscal 2027, primarily due to growth in Best Buy Marketplace and Best Buy Ads, IEEPA tariff refunds of $34 million, lower supply chain costs and improved financial performance from our traditional services offerings. These increases were partially offset by lower product margin rates.

Domestic segment adjusted SG&A increased in the second quarter of fiscal 2027, primarily due to higher employee compensation expense, which includes incentive compensation, higher expenses related to our Best Buy Marketplace and Best Buy Ads initiatives, and higher advertising expense. These increases were partially offset by lower Best Buy Health expense.

Domestic segment adjusted SG&A increased in the first six months of fiscal 2027, primarily due to higher employee compensation expense, which includes incentive compensation, higher expenses related to our Best Buy Marketplace and Best Buy Ads initiatives, and higher credit card processing fees. These increases were partially offset by lower Best Buy Health expense and lower depreciation expense.

Domestic segment adjusted operating income rate increased in the second quarter and first six months of fiscal 2027, primarily due to favorable gross profit rates.

International Segment

Selected financial data for the International segment was as follows ($ in millions):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue	$709	$740	$1,396	$1,380
Revenue % change	(4.2)%	11.3%	1.2%	5.4%
Comparable sales % change	(1.8)%	7.6%	1.3%	3.5%
Gross profit	$158	$161	$306	$302
Gross profit as a % of revenue	22.3%	21.8%	21.9%	21.9%
Adjusted SG&A(1)	$145	$143	$288	$280
Adjusted SG&A as a % of revenue(2)	20.5%	19.3%	20.6%	20.3%
Adjusted operating income(1)	$13	$18	$18	$22
Adjusted operating income as a % of revenue(3)	1.8%	2.4%	1.3%	1.6%
(1)Represents segment Adjusted SG&A and segment Adjusted operating income in accordance with ASC 280, Segment Reporting.
(2)Adjusted SG&A as a % of revenue is calculated as segment Adjusted SG&A divided by segment Revenue.
(3)Adjusted operating income as a % of revenue is calculated as segment Adjusted operating income divided by segment Revenue.

International segment revenue decreased in the second quarter of fiscal 2027, primarily driven by a comparable sales decline in gaming, partially offset by comparable sales growth in mobile phones and the unfavorable impact of foreign exchange rates.

International segment revenue increased in the first six months of fiscal 2027, primarily driven by comparable sales growth in mobile phones and digital imaging, partially offset by a comparable sales decline in gaming.

International segment revenue mix percentages and comparable sales percentage changes by revenue category were as follows:

	Revenue Mix		Comparable Sales
	Three Months Ended		Three Months Ended
	August 1, 2026	August 2, 2025(1)	August 1, 2026	August 2, 2025(1)
Computing and Mobile Phones	47%	46%	2.1%	9.1%
Consumer Electronics	28%	26%	2.5%	0.9%
Appliances	10%	11%	(9.9)%	(6.1)%
Services	7%	7%	0.2%	10.7%
Entertainment	7%	9%	(25.2)%	57.5%
Other	1%	1%	(5.9)%	(7.1)%
Total	100%	100%	(1.8)%	7.6%
(1)Revenue mix and comparable sales by revenue category for the three months ended August 2, 2025, have been recast to conform to the current presentation. See Revenue Category Reclassification, above, for additional information.
Notable comparable sales changes by revenue category were as follows:

•Computing and Mobile Phones: Comparable sales growth was driven primarily by mobile phones, partially offset by a comparable sales decline in tablets.
•Consumer Electronics: Comparable sales growth was driven primarily by digital imaging.
•Appliances: Comparable sales decline was driven primarily by small appliances.
•Services: Comparable sales growth was driven primarily by growth in marketplace, partially offset by a comparable sales decline in warranty services.
•Entertainment: Comparable sales decline was driven primarily by gaming.
International segment gross profit rate increased in the second quarter of fiscal 2027, primarily due to improved product margin rates.

International segment gross profit rate was effectively unchanged in the first six months of fiscal 2027.

International segment adjusted SG&A increased in the second quarter of fiscal 2027, primarily due to higher advertising and depreciation expense, partially offset by the favorable impact of foreign exchange rates.

International segment adjusted SG&A increased in the first six months of fiscal 2027, primarily due to higher depreciation and advertising expense, as well as the unfavorable impact of foreign exchange rates. These increases were partially offset by lower employee compensation expense.

International segment adjusted operating income rate decreased in the second quarter of fiscal 2027, primarily due to decreased leverage from lower sales volumes, which contributed to an unfavorable adjusted SG&A rate, partially offset by a favorable gross profit rate.

International segment adjusted operating income rate decreased in the first six months of fiscal 2027, primarily due to an unfavorable adjusted SG&A rate.

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

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
SG&A	$1,923	$1,829	$3,664	$3,550
% of revenue	19.7%	19.4%	19.6%	19.5%
Intangible asset amortization(1)	(2)	(4)	(4)	(9)
Adjusted SG&A	$1,921	$1,825	$3,660	$3,541
% of revenue	19.6%	19.3%	19.6%	19.5%

Operating income	$421	$251	$791	$470
% of revenue	4.3%	2.7%	4.2%	2.6%
Intangible asset amortization(1)	2	4	4	9
Restructuring charges(2)	(6)	114	(15)	223
Adjusted operating income	$417	$369	$780	$702
% of revenue	4.3%	3.9%	4.2%	3.9%

Effective tax rate	27.1%	26.8%	27.0%	18.3%
Intangible asset amortization(1)	-%	-%	-%	0.2%
Restructuring charges(2)	-%	0.9%	-%	8.7%
Loss on disposal of subsidiaries(3)	-%	0.1%	-%	0.2%
Adjusted effective tax rate	27.1%	27.8%	27.0%	27.4%

Diluted EPS	$1.48	$0.87	$2.79	$1.82
Intangible asset amortization(1)	0.01	0.02	0.02	0.04
Restructuring charges(2)	(0.02)	0.54	(0.07)	1.05
Loss on disposal of subsidiaries(3)	-	0.02	-	0.02
Income tax impact of non-GAAP adjustments(4)	-	(0.17)	0.01	(0.50)
Adjusted diluted EPS	$1.47	$1.28	$2.75	$2.43
For additional information regarding the nature of certain charges discussed below, refer to Note 2, Restructuring, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.
(1)Represents the non-cash amortization of definite-lived intangible assets associated with acquisitions, including customer relationships and tradenames.
(2)Amounts for the three and six months ended August 1, 2026, primarily relate to subsequent adjustments to previously planned organizational changes. Amounts for the three and six months ended August 2, 2025, primarily relate to charges related to a labor and store optimization restructuring initiative that commenced in the second quarter of fiscal 2026 and a restructuring initiative within our Best Buy Health business that commenced in the first quarter of fiscal 2026.
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

Cash and cash equivalents were as follows ($ in millions):

	August 1, 2026	January 31, 2026	August 2, 2025
Cash and cash equivalents	$2,255	$1,738	$1,456

The increases in cash and cash equivalents from January 31, 2026, and August 2, 2025, were primarily due to positive cash flows from operations, primarily driven by earnings, partially offset by dividend payments and capital expenditures.

Cash Flows

Cash flows were as follows ($ in millions):

	Six Months Ended
	August 1, 2026	August 2, 2025
Total cash provided by (used in):
Operating activities	$1,296	$783
Investing activities	(339)	(369)
Financing activities	(443)	(574)
Effect of exchange rate changes on cash and cash equivalents	(3)	5
Increase (decrease) in cash, cash equivalents and restricted cash	$511	$(155)

Operating Activities

The increase in cash provided by operating activities in the first six months of fiscal 2027 was primarily driven by the timing and volume of inventory purchases and payments, and the timing of income tax payments.

Investing Activities

The decrease in cash used in investing activities in the first six months of fiscal 2027 was primarily driven by the disposal of a component of our Best Buy Health business in the prior year.

Financing Activities

The decrease in cash used in financing activities in the first six months of fiscal 2027 was primarily driven by lower share repurchases.

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

We have a $1.25 billion five-year senior unsecured revolving credit facility agreement (the “Five-Year Facility Agreement”) with a syndicate of banks that expires in April 2030. There were no borrowings outstanding under the Five-Year Facility Agreement as of August 1, 2026, January 31, 2026, or August 2, 2025.

Restricted Cash

Our liquidity is also affected by restricted cash balances that are primarily restricted to support obligations related to product protection plans provided under our membership offerings, self-insurance liabilities and amounts held on behalf of third-party sellers on Best Buy Marketplace. Restricted cash, which is included in Other current assets on our Condensed Consolidated Balance Sheets, was $279 million, $285 million and $257 million as of August 1, 2026, January 31, 2026, and August 2, 2025, respectively. The decrease in restricted cash from January 31, 2026, was primarily due to a lower balance to support product protection plan obligations. The increase in restricted cash from August 2, 2025, was primarily due to higher balances to support Best Buy Marketplace and self-insurance obligations, partially offset by a lower balance to support product protection plan obligations.

Debt and Capital

As of August 1, 2026, we had $500 million of principal amount of notes due October 1, 2028, and $650 million of principal amount of notes due October 1, 2030. Refer to Note 6, Debt, of the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q, and Note 7, Debt, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, for additional information about our outstanding debt.

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

Share repurchase and dividend activity were as follows ($ and shares in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Total cost of shares repurchased	$37	$67	$37	$167
Average price per share	$82.19	$68.65	$82.19	$66.03
Total number of shares repurchased	0.4	0.9	0.4	2.5
Regular quarterly cash dividend per share	$0.96	$0.95	$1.92	$1.90
Cash dividends declared and paid	$203	$201	$405	$403

The total cost of shares repurchased decreased in the second quarter and first six months of fiscal 2027, due to decreases in the volume of repurchases, partially offset by higher average prices per share.

Cash dividends declared and paid increased during the second quarter and first six months of fiscal 2027, due to increases in the regular quarterly cash dividend per share, partially offset by fewer shares outstanding.

Off-Balance-Sheet Arrangements and Contractual Obligations

Our liquidity is not dependent on the use of off-balance-sheet financing arrangements other than in connection with our $1.25 billion in undrawn capacity on our Five-Year Facility Agreement as of August 1, 2026, which, if drawn upon, would be included in either short-term or long-term debt on our Condensed Consolidated Balance Sheets.

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

As of August 1, 2026, we had $2.5 billion of cash, cash equivalents and restricted cash and $0.5 billion of debt that has been swapped to floating rate, and therefore the net asset balance exposed to interest rate changes was $2.0 billion. As of August 1, 2026, a 50-basis point increase in short-term interest rates would have led to an estimated $3 million increase in net interest income during the second quarter of fiscal 2027, and conversely a 50-basis point decrease in short-term interest rates would have led to an estimated $3 million decrease in net interest income during the second quarter of fiscal 2027.

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

During the second quarter of fiscal 2027, foreign currency exchange rate fluctuations were primarily driven by the strength of the U.S. dollar against the Canadian dollar compared to the prior-year period. We estimate that the foreign exchange rate fluctuations had an unfavorable impact on our revenue of approximately $12 million in the second quarter of fiscal 2027. The estimated impact of foreign exchange rate fluctuations on our net earnings in the second quarter of fiscal 2027 was not significant.

During the first six months of fiscal 2027, foreign currency exchange rate fluctuations were primarily driven by the weakening of the U.S. dollar against the Canadian dollar compared to the prior-year period. We estimate that the foreign exchange rate fluctuations had a favorable impact on our revenue of approximately $11 million in the first six months of fiscal 2027. The estimated impact of foreign currency exchange rate fluctuations on our net earnings in the first six months of fiscal 2027 was not significant.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act), at August 1, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at August 1, 2026, our disclosure controls and procedures were effective.

There were no changes in internal control over financial reporting during the fiscal quarter ended August 1, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 3, 2026 through May 30, 2026	-	$-	-	$3,011,000,000
May 31, 2026 through July 4, 2026	63,429	$76.92	63,429	$3,006,000,000
July 5, 2026 through August 1, 2026	392,713	$83.04	392,713	$2,973,000,000
Total fiscal 2027 second quarter	456,142	$82.19	456,142	$2,973,000,000

Item 5.    Other Information

Rule 10b5-1 Plan Elections
During the fiscal quarter ended August 1, 2026, none of the company’s directors or officers (as defined in Rule 16(a)-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Retention Award
On September 2, 2026, and pursuant to the company’s 2020 Omnibus Incentive Plan, the company agreed to issue a special, one-time grant of time-based restricted shares having a grant date value of $3 million to Kamy Scarlett, Senior Executive Vice President, Chief Human Resources Officer. This special grant of restricted shares is intended to retain Ms. Scarlett. The restricted shares will fully vest on November 1, 2027, subject to Ms. Scarlett’s continued employment through that date and are not subject to special vesting provisions in the event of an earlier retirement.

Item 6.    Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 12, 2020).
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Best Buy Co., Inc. on June 14, 2018).
10.1*	Form of Best Buy Co., Inc. Long-Term Incentive Program Award Agreement (2026) – Directors.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1).
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2027, filed with the SEC on September 4, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Condensed Consolidated Balance Sheets as of August 1, 2026, January 31, 2026, and August 2, 2025, (ii) the Condensed Consolidated Statements of Earnings for the three and six months ended August 1, 2026, and August 2, 2025, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended August 1, 2026, and August 2, 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended August 1, 2026, and August 2, 2025, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended August 1, 2026, and August 2, 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2027, filed with the SEC on September 4, 2026, formatted in iXBRL (included as Exhibit 101).
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

BEST BUY CO., INC. (Registrant)

Date: September 4, 2026	By:	/s/ CORIE BARRY
Corie Barry Chief Executive Officer

Date: September 4, 2026	By:	/s/ ANNE BRAMMAN
Anne Bramman Executive Vice President, Chief Financial Officer

Date: September 4, 2026	By:	/s/ MATHEW R. WATSON
Mathew R. Watson Senior Vice President, Finance – Controller and Chief Accounting Officer